Form 10-K
period 2012-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2012-08-21
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended June 30, 2012
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
Common stock, $0.10 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

1 | Page

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of December 30, 2011, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $1,340,867,268 based on a total of 77,283,416 shares of common stock held by non-affiliates and on a closing price of $17.35 on December 30, 2011 for the common stock as reported on The NASDAQ Global Select Market.

There were 93,237,092 shares of common stock outstanding as of August 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

2 | Page

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

3 | Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward- looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “should,” “target,” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Form 10-K, discuss some of the factors that could contribute to these differences. The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward- looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

This Form 10-K also contains estimates and other information concerning our industry, including market size and growth rates that are based on industry publications, surveys and forecasts, including those generated by ARC Advisory Group. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to variety of factors, including those described in “Item 1A. Risk Factors.”

PART I

Item 1.      Business.

Overview

We are a leading global provider of mission-critical process optimization software solutions which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed specifically for companies in the process industries, including the energy, chemicals, and engineering and construction industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

Our software incorporates our proprietary empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process industries for over 30 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain. We are a recognized market and technology leader in providing process optimization software for each of these business areas.

We have established sustainable competitive advantages within our industry based on the following strengths:

•	Innovative products that can enhance our customers’ profitability;
•	Long-term customer relationships;
•	Large installed base of users of our software; and
•	Long-term license contracts with historically high renewal rates

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

4 | Page

Process manufacturing is often complex because small changes in the feedstocks used, or to the chemical process applied, can have a significant impact on the efficiency and cost-effectiveness of manufacturing operations. As a result, process manufacturers, as well as the engineering and construction firms that partner with these manufacturers, have extensive technical requirements and need sophisticated, integrated software to help design, operate and manage their complex manufacturing environments. The unique characteristics associated with process manufacturing create special demands for business applications that frequently exceed the capabilities of generic software applications or non-process manufacturing software packages.

Industry Specific Challenges Facing the Process Industries

Companies in different process industries face specific challenges that are driving the need for software solutions that design, operate and manage manufacturing environments more effectively:

●
Energy.  Our energy markets are comprised of three primary sectors: Refining and Marketing, also called “downstream”, Exploration and Production, also called “upstream”, and Gas Processing, also called “midstream”:

●
Companies engaged in Refining and Marketing convert crude oil through a chemical manufacturing process into end products such as gasoline, jet and diesel fuels and into intermediate products for downstream chemical manufacturing companies. These companies are characterized by high volumes and low operating margins. In order to deliver better margins, they focus on optimizing feedstock selection and product mix, maximizing throughput, and minimizing inventory, all while operating safely and in accordance with regulations.

●
Companies engaged in Exploration and Production explore for and produce hydrocarbons. They target reserves in increasingly diverse geographies involving greater geological, logistical and political challenges. They need to design and develop ever larger, more complex and more remote production, gathering and processing facilities as quickly as possible with the objective of optimizing production and ensuring regulatory compliance.

●
Companies engaged in Gas Processing gather natural gas from well heads, clean it, process it and separate it into dry natural gas and natural gas liquids in preparation for transport to downstream markets.  The number of gas processing plants in North America has increased significantly in recent years to process gas extracted from shale deposits.

●	Chemicals. The chemicals industry includes both bulk and specialty chemical companies:

●
Bulk chemical producers, which manufacture commodity chemicals, compete primarily on price, are seeking to achieve economies of scale and manage operating margin pressure by building larger, more complex plants located near feedstock sources.

●
Specialty chemical manufacturers, which primarily manufacture highly differentiated customer-specific products, face challenges in managing diverse product lines, multiple plants and complex supply chains.

●
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

Similarly, companies in the pharmaceuticals, consumer packaged goods, power, metals and mining, pulp and paper, and biofuels industries are seeking process optimization solutions that help them deliver improved financial and operating results in the face of varied process manufacturing challenges.

5 | Page

Increasing Complexity of the Process Industries

Companies in the process industries constantly face pressure on margins, which results in their continually seeking ways to operate more efficiently.  At the same time, these manufacturers have to battle growing complexity as a result of the following industry trends:

●
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

●
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

●
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

Market Opportunity

Technology solutions historically have played a major role in helping companies in the process industries improve their manufacturing productivity. In the 1980’s, process manufacturers implemented distributed control systems, or DCS, to automate the management of plant hardware. DCS use computer hardware, communication networks and industrial instruments to measure, record and automatically control process variables. In the 1990’s, these manufacturers adopted enterprise resource planning, or ERP, systems to streamline back office functions and interact with DCS. This allowed process manufacturers to track, monitor and report the performance of each plant, rather than relying on traditional paper and generic word processing spreadsheets.

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

Based on information and reports from ARC Advisory Group (PET 2010, CPM and RPO 2011, SCP 2012), the market for engineering, manufacturing and supply chain process optimization software and services for the major markets that we serve was approximately $2.8 billion in 2011. More specifically, based on this information, we estimate that:

6 | Page

●	the total engineering market for all vertical industries was approximately $600 million in 2011 and is expected to grow at approximately 10% annually through 2015;

●	the manufacturing market addressing the energy, chemicals and pharmaceuticals verticals was approximately $1.9 billion in 2011 and is expected to grow at approximately 12% annually through 2015; and

●	the supply chain market addressing the energy, chemicals and pharmaceutical verticals was approximately $300 million in 2011 and is expected to grow at 8% annually through 2015.

aspenONE Solutions

We provide integrated process optimization software solutions designed and developed specifically for the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. Our aspenONE software applications are organized into two suites, which are centered on our principal business areas of engineering, manufacturing and supply chain:

●	aspenONE Engineering. Our engineering software is used on an engineer’s desktop to design new plants, re-design existing plants, and simulate and optimize plant processes.

●
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

In July 2009 we introduced our aspenONE licensing model which is a subscription offering under which customers receive access to all of the products within the aspenONE suite(s) they license, including the right to any new unspecified future software products and updates that may be introduced into a licensed aspenONE software suite. This affords customers the ability to use our software whenever required and to experiment with different applications to best solve whatever critical business challenges they face.

We offer customer support, professional services and training services to our customers. Under our aspenONE licensing model, and for point product arrangements entered into since July 2009, software maintenance and support is included for the term of the arrangement. Professional services are offered to customers as a means to further implement and extend our technology across their corporations.

The key benefits of our aspenONE solutions include:

Broad and comprehensive software suites.  We believe we are the only software provider that has developed comprehensive suites of software applications addressing the engineering, manufacturing and supply chain requirements of process manufacturers. While some competitors offer solutions in one or two principal business areas, no other vendor can match the breadth of our aspenONE offerings. In addition, we have developed an extensive array of software applications that address extremely specific and complex industry and end user challenges, such as feedstock selection and production scheduling for petroleum companies.

Mission-critical, integrated software solutions.  aspenONE provides a standards-based framework that integrates applications, data and models within each of our software suites. Process manufacturers seeking to improve their mission-critical business operations can use the integrated software applications in the aspenONE Manufacturing and Supply Chain suite to support real-time decision making both for individual production facilities and across multiple sites. In addition, the common data models underlying an aspenONE suite improve collaboration and productivity by enabling data to be entered once and then maintained in a centralized repository accessible across a customer’s enterprise.

Flexible commercial model.  Our aspenONE licensing model provides a customer with access to all of the applications within the aspenONE suite(s) the customer licenses, including the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. The customer can change or alternate the use of multiple applications in a licensed suite through the use of exchangeable units of measurement, or tokens, licensed in quantities determined by the customer. This enables the customer to use those applications whenever required and to experiment with different applications to best solve whatever critical business challenges the customer faces. The customer can easily increase their usage of our software as their business requirements evolve.

7 | Page

Hardware-independent technology.  Our software can be easily integrated and used with equipment manufactured by any major process manufacturing hardware vendor. Because of our hardware-independent approach, customers can use our software solutions to create a unified view of their operations, even if their plants use hardware from different vendors.

Our Competitive Strengths

We believe our key competitive advantages include, in addition to the comprehensive breadth of our integrated software solutions and the flexibility of our aspenONE licensing model, the following:

Market leadership.  We are a leader in each of the markets addressed by our software. Based on information presented in reports issued by ARC Advisory Group relating to performance in our core industries, we ranked:

●	#1 in the market addressed by our engineering software;

●	#2 in the market addressed by our manufacturing software; and

●	#2 in the market addressed by our supply chain software.

Industry-leading innovation based on substantial process expertise.  Over the past 30 years, our significant investment in research and development has led to a number of major process engineering advances considered to be industry-standard applications. Since our founding, we have built a highly specialized development organization comprised of not only traditional software engineers but also chemical engineers. This approach provides us with substantial process industry expertise, as our developers have critical know-how that allows us to address the specific challenges of our customers.

Rapid, high return on investment.  Many customers purchase our software because they believe it will provide rapid, demonstrable and significant returns on their investment and increase their profitability. For some customers, cost reductions in the first year following installation have exceeded the total cost of our software. For many customers, even a relatively small improvement in productivity can generate substantial recurring benefits due to the large production volumes and limited profit margins typical in process industries. In addition, our solutions can generate organizational efficiencies and operational improvements that can further increase a process company’s profitability.

Growth Strategy

Our objective is to further establish and extend our position as a leading global provider of process optimization software and related services to the process industries. We intend to build upon our market and technology leadership position by pursuing the following:

Continue to provide innovative, market-leading solutions.  We have pioneered a number of industry standard and award-winning software applications. For example, AspenPlus, our process modeling tool for the chemicals industry, has won the Chemical Processing magazine Readers’ Choice Award for “Process Simulation Software” for the last eight years. We have been recognized by R&D Magazine for innovation in out of the box modeling capabilities that we developed with the National Institute of Standards and Technology. Our recent innovations include applications for mobile devices, search and collaboration, electrolyte and biofuel characterizations, and methodologies for carbon management. We intend to continue to invest in research and development in order to develop and offer new and enhanced solutions for our aspenONE suites.

Further penetrate existing customer base.  We have an installed base of over 1,500 customers, but many customers do not use all of our products. As we transition these customers to our aspenONE licensing model, we will seek to identify ways in which they can improve their business processes by using the entire licensed suite of aspenONE applications, both at an individual user level and across all of their plant locations.

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

8 | Page

Extend vertical reach and indirect sales channel.  We have historically focused on the energy, chemicals, and engineering and construction industries. We intend to expand beyond our core vertical industries, in part by further developing our indirect channel. We are expanding our relationships with third-party resellers that have a presence in certain non-core verticals such as power, consumer packaged goods, pharmaceuticals, pulp and paper, metals and mining, and biofuels. We believe these relationships will enable us to reach companies in additional process industries cost effectively and to leverage our indirect channel partners’ market experience and domain expertise in those industries.

Products

Our integrated process optimization software solutions are designed and developed specifically for the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. We have designed and developed our software applications across three principal business areas:

●
Engineering.  Our engineering software applications are used during both the design and the ongoing operation of plant facilities to model and improve the way engineers develop and deploy manufacturing assets. Process manufacturers must address a variety of challenges including design, operational improvement, collaborative engineering and economic evaluation. They must, for example, determine where they should locate facilities, how they can lower manufacturing costs, what they should produce and how they can maximize plant efficiency.

●
Manufacturing.  Our manufacturing software products focus on optimizing day-to-day processing activities, enabling customers to make better, faster decisions that lead to improved plant performance and operating results. These solutions include desktop and server applications that help customers make real-time decisions, which can reduce fixed and variable costs and improve product yields. Process manufacturers must address a wide range of manufacturing challenges such as optimizing execution efficiency, reducing costs, selecting the right raw materials, scheduling and coordinating production processes, and identifying an appropriate balance between turnaround times, delivery schedules, cost and inventory.

●
Supply chain management.  Our supply chain management solutions include desktop and server applications that help customers optimize critical supply chain decisions in order to reduce inventory, increase asset efficiency, and respond more quickly to changing market conditions. Process manufacturers must address numerous challenges as they strive to effectively and efficiently manage raw materials inventory, production schedules and feedstock purchasing decisions. Supply chain managers face these challenges in an environment of ever-changing market prices, supply constraints and customer demands.

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

aspenONE Engineering
Business Area	aspenOne Module	Major Products	Product Description

Engineering	Engineering	Aspen Plus	Process modeling software for conceptual design, optimization and performance monitoring for the chemicals industry
		Aspen HYSYS	Process modeling software for conceptual design, optimization and performance monitoring for the energy industry
		Aspen Exchanger Design and Rating	Software used to design, simulate and optimize the performance of heat exchangers
		Aspen Economic Evaluation	Economic evaluation software for estimating costs of conceptual process designs
		Aspen Basic Engineering	Workflow tool that allows engineers to build, re-use and share process models and data

9 | Page

aspenONE Manufacturing and Supply Chain
Business Area	aspenOne Module	Major Products	Product Description

Manufacturing	Production Management & Execution	Aspen Info Plus.21	Data historian software that collects and stores large volumes of data for analysis and reporting
	Advanced Process Control	Aspen DMCplus	Multi-variable controller software capable of processing multiple constraints simultaneously

Supply Chain	Planning & Scheduling	Aspen Collaborative Demand Manager	Enterprise solution for forecasting market demand
		Aspen Petroleum Scheduler	Integrated system that supports comprehensive scheduling and optimization of refinery activities
		Aspen PIMS	Enterprise planning software that optimizes feedstock evaluation, product slate and operational execution
		Aspen Plant Scheduler	Plant scheduling software that optimizes production scheduling
		Aspen Supply Chain Planner	Software for determining what to produce given product demands, inventory, and manufacturing and distribution constraints
	Supply & Distribution	Aspen Inventory Management & Operations Scheduling	Enterprise solution that allows users to manage their supply and demand balancing, inventory and scheduling
		Aspen Petroleum Supply Chain Planner	Economic planning tool that solves multi-commodity, multi-period transportation optimization problems
		Aspen Fleet Optimizer	Enterprise solution for inventory management and truck transportation optimization

Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific mission-critical operational business processes in each industry. As of June 30, 2012, we had a total of 454 employees in our products group, which is comprised of product management, software development and quality assurance. We incurred research and development expense of $56.2 million in fiscal 2012, $50.8 million in fiscal 2011 and $48.2 million in fiscal 2010.

Maintenance and Training

Software maintenance and support consists primarily of providing customer technical support and access to software fixes and upgrades. For term arrangements entered into subsequent to our transition to a subscription-based licensing model, the license and software maintenance and support, or SMS, components cannot be separated, and SMS is included for the term of the arrangement. Customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website.

We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer’s location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. As of June 30, 2012, we had a total of 128 employees in our customer support and training group.

Professional Services

We offer professional services focused on implementation of our solution. Our professional services team primarily consists of project engineers with degrees in chemical engineering or a similar discipline, or who have significant relevant industry experience. Our employees include experts in fields such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods. The services provided by our professional services team include implementing and integrating our software applications for customers that are seeking to integrate our technology with their existing systems in order to further improve their plant performance and gain better operational data. We offer our services on either a time-and-materials or fixed-price basis. As of June 30, 2012, we had a total of 162 employees in our professional services group.

10 | Page

Business Segments

We have three operating segments: license; SMS, training, and other; and professional services. Our chief operating decision maker, the President and Chief Executive Officer, assesses financial performance and allocates resources based upon the three lines of business. For further information of our operating segments, see Note 12, “Segment and Geographic Information,” to our Consolidated Financial Statements, included in “Item 15. Exhibits and Financial Statement Schedules” of this Form 10-K.

Sales and Marketing

We employ a value-based sales approach, offering our customers a comprehensive suite of software and services that enhance the efficiency and productivity of their engineering, manufacturing and supply chain operations. We have increasingly focused on selling our products as a strategic investment for our customers and therefore devote an increasing portion of our sales efforts at senior management levels, including senior decision makers in manufacturing, operations and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire enterprise and expanding the use of process models in the operations environment. In particular, we offer a variety of training programs focused on illustrating the capabilities of our applications as well as online training built into our applications. We have implemented incentive compensation programs for our sales force that reward efforts that increase customer usage of our products.

In July 2009, we introduced our aspenONE licensing model under which customers receive access to all of the applications within the aspenONE suite(s) they license, including the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. This affords customers the ability to use our software whenever required and to experiment with different applications to best solve whatever critical business challenges they face. Customers can easily increase their usage of our software as their business requirements evolve. We believe our aspenONE licensing model will further enable our sales force to develop consultative sales relationships with our customers.

Historically, most of our license sales have been generated through our direct sales force. In order to market the specific functionality and other technical features of our software, our account managers work with specialized teams of technical sales personnel and product specialists organized for each sales and marketing effort. Our technical sales personnel typically have degrees in chemical engineering or related disciplines and actively consult with a customer’s plant engineers. Product specialists share their detailed knowledge of the specific features of our software solutions as they apply to the unique business processes of different vertical industries. In addition, we have a limited number of global account managers, each of whom is focused on a specific global account. Our overall sales force, which consists of sales account managers, technical sales personnel, indirect channel personnel, inside sales personnel, and marketing personnel, consisted of 375 employees as of June 30, 2012.

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

Competition

Our markets in general are competitive, and we expect the intensity of competition in our markets to increase as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot ensure that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships also are, or may become, competitors.

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

11 | Page

In addition, competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products.

Our primary competitors differ among our principal product areas:

●	Our engineering software competes with products of businesses such as ABB Ltd., Honeywell International, Inc., Invensys plc and KBC Advanced Technologies plc.

●
Our manufacturing software competes with products of companies such as ABB Ltd., Honeywell International, Inc., Invensys plc, OSIsoft, Inc., Rockwell Automation, Inc., Siemens AG and Yokogawa Electric Corporation.

●	Our supply chain management software competes with products of companies such as JDA Software Group, Inc., Oracle Corporation and SAP AG.

In addition, we face challenges in selling our solutions to large companies in the process industries that have internally developed their own proprietary software solutions.

We believe our key competitive differentiator is the profitability improvement that our software and services provide for our customers. We seek to develop and offer integrated suites of targeted, high-value vertical industry solutions that can be implemented with relatively limited service requirements. We believe this approach provides us with an advantage over many of our competitors that offer software products that are point solutions or are more service-based. The principal competitive factors in our industry also include:

●	breadth, depth and integration of software offerings;

●	domain expertise of sales and service personnel;

●	consistent global support;

●	performance and reliability;

●	price; and

●	time to market.

Key License Agreements

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

●
we retained a perpetual, irrevocable, worldwide, royalty-free non-exclusive license (with the limited rights to sublicense) to the Hyprotech engineering software and have the right to continue to develop and sell the Hyprotech engineering products; and

●	we retained certain agreements with third parties other than customers or distributors for HYSYS and related products.

12 | Page

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

Massachusetts Institute of Technology

In March 1982, we entered into a System License Agreement with the Massachusetts Institute of Technology. Pursuant to this agreement, MIT granted us a perpetual license to a program that provides a framework for simulating the steady-state behavior of chemical processes that we utilize in the simulation engine of our AspenPlus software product. The license provides that we own any derivative works and enhancements of the licensed program that we create. The license is fully paid up, and will continue in effect unless terminated for specified cause. Sublicenses granted to our customers would not be affected by any such termination.

Intellectual Property

Our software is proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements and software security measures to further protect our proprietary technology and brand. The laws of many countries in which our products are licensed may not protect our intellectual property rights to the same extent as the laws of the United States.

We have obtained or applied for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting intellectual property. As of June 30, 2012, we owned 32 patents issued in the United States and had 22 patent applications pending in the United States and foreign counterparts.

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

13 | Page

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

Employees

As of June 30, 2012, we had a total of 1,325 full-time employees, of whom 710 were located in the United States.  None of our employees is represented by a labor union, except for 9 employees of our subsidiary Hyprotech UK Limited who belong to the Prospect union for professionals. We have experienced no work stoppages and believe that our employee relations are satisfactory.

Corporate Information

Aspen Technology, Inc. was formed in Massachusetts in 1981 and reincorporated in Delaware in 1998. Our principal executive offices are at 200 Wheeler Road, Burlington, MA 01803, and our telephone number at that address is (781) 221-6400. Our website address is http://www.aspentech.com. The information on our website is not part of this Form 10-K, unless expressly noted.

Available Information

Our website address is http://www.aspentech.com. Information contained on our website is not incorporated by reference into this Form 10-K unless expressly noted. We file reports with the Securities and Exchange Commission, or the SEC, which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

14 | Page

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

We have implemented a product strategy that unifies our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industry segments. We cannot ensure that our product strategy will result in products that will continue to meet market needs and achieve significant market acceptance. If we fail to introduce new products that meet the demands of our customers or our target markets, or if we fail to penetrate new vertical markets in the process industries, our operating results and cash flows from operations will grow at a slower rate than we anticipate and our financial condition could suffer.

Our business could suffer if the demand for, or usage of, our aspenONE software declines for any reason, including declines due to adverse changes in the process industries.

Our aspenONE suites account for a significant majority of our revenue and will continue to do so for the foreseeable future. If demand for, or usage of, our software declines for any reason, our operating results, cash flows from operations and financial position would suffer. Our business could be adversely affected by:

● any decline in demand for or usage of our aspenONE suites;

● the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our aspenONE suites;

● technological innovations that our aspenONE suites do not address; and

● our inability to release enhanced versions of our aspenONE suites on a timely basis.

● adverse changes in the process industries that lead to reductions, postponements or cancellations of customer purchases of our products and services.

Because of the nature of their products and manufacturing processes and their global operations, companies in the process industries are subject to risk of adverse or even catastrophic environmental, safety and health accidents or incidents and are often subject to changing standards and regulations worldwide.

In addition, in the past, worldwide economic downturns and pricing pressures experienced by energy, chemical, pharmaceutical and other process industries have led to consolidations and reorganizations.

Any such adverse environmental, safety or health incident, change in regulatory standards, or economic downturn that affects the process industries, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

15 | Page

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

Customer demand for our products is linked to the strength of the global economy. If weakness in the global economy persists, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition or reduced use of our products by our customers. We will lose revenue if demand for our products is reduced because potential customers experience weak or deteriorating economic conditions, catastrophic environmental or other events, and our business, results of operations, financial condition and cash flow from operations would likely be adversely affected.

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, regulatory and other risks of foreign operations.

As of June 30, 2012, we operated in 30 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue in fiscal 2012 and in fiscal 2011. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

In fiscal 2012, 21.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

16 | Page

Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions by our customers, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

Our markets in general are competitive and differ among our principal product areas: engineering, manufacturing, and supply chain management. Our engineering software competes with products of businesses such as ABB Ltd., Honeywell International, Inc., Invensys plc and KBC Advanced Technologies plc. Our manufacturing software competes with products of companies such as ABB Ltd., Honeywell International, Inc., Invensys plc, OSIsoft, Inc., Rockwell Automation, Inc., Siemens AG and Yokogawa Electric Corporation. Our supply chain management software competes with products of companies such as JDA Software Group, Inc., Oracle Corporation and SAP AG. In addition, we face challenges in selling our solutions to large companies in the process industries that have internally developed their own proprietary software solutions.

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

● increased insurance costs; and

● legal claims, including product liability claims.

Defects and errors in our software products could result in claims for substantial damages against us.

17 | Page

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

18 | Page

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

Our software is proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements and software security measures to further protect our proprietary technology and brand. We have obtained or applied for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting our intellectual property. We have registered or applied to register some of our trademarks in the United States and in selected other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted third-party access to our software and source code, which we regard as proprietary information. In certain cases, we have provided copies of source code to customers for the purpose of special product customization or have deposited copies of the source code with a third party escrow agent as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

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

19 | Page

Risks Related to Our Common Stock

Our common stock may experience substantial price and volume fluctuations.

The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations often have been unrelated to the operating performance of particular companies. In addition, factors such our aspenONE licensing model, our financial performance, announcements of technological innovations or new products by us or our competitors, and market conditions in the computer software or hardware industries, may have a significant impact on the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Our principal executive offices are located in leased facilities in Burlington, Massachusetts, consisting of approximately 75,000 square feet of office space. Our lease expires on January 31, 2015. These facilities accommodate our product development, sales, marketing, operations and finance and administrative functions. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each at 95% of the then-current market rate. As of June 30, 2012, under the lease, we had total future non-cancelable lease obligations of $5.5 million. We also will pay additional rent for our proportionate share of operating costs and taxes.

Prior to September 1, 2007, our principal offices occupied 110,843 square feet of office space in Cambridge, Massachusetts. The lease for this office space expires on September 30, 2012. As of June 30, 2012, we had multiple agreements, which expire on September 30, 2012, to sublease the former office space. We also lease 76,315 square feet in Houston, Texas for a term that expires in July 2016. Approximately 8,000 square feet of the Houston space has been subleased. In addition to our Burlington and Houston locations, we also lease office space in Shanghai, Reading (UK), Singapore and Tokyo to accommodate sales, services and product development functions.

In the remainder of our other locations, the majority of our leases have lease terms of one year or less that are generally based on the number of workstations required. We believe this facilities strategy provides us with significant flexibility to adjust to changes in our business environment. We do not own any real property. We believe that our leased facilities are adequate for our anticipated future needs.

20 | Page

Item 3.       Legal Proceedings.

ATME Arbitration and Litigation

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with AspenTech Middle East W.L.L., a Kuwaiti corporation (now known as Advanced Technology Middle East W.L.L.) that we refer to below as ATME. Effective October 6, 2009, we terminated the reseller relationship for material breach by ATME. Arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO followed termination of the reseller agreement.

On July 30, 2012 the Arbitral Tribunal issued a partial final award in our favor concluding that we acted lawfully in terminating the reseller agreement. The Tribunal concluded that ATME is liable to pay us damages of approximately $20 million, including interest, and approximately $5 million in costs. The award is final and binding, although the Tribunal has reserved certain other residual claims by us against ATME for subsequent determination by the Tribunal if required. Any potential financial impact related to this matter was not recorded during the fiscal year ended June 30, 2012.

On March 11, 2010, a Kuwaiti entity (known as ATME Group and affiliated with ATME) filed a lawsuit in a Kuwaiti court naming as defendants ATME, us and a reseller newly appointed by us in Kuwait. In this lawsuit, ATME Group claims that it was an exclusive reseller for ATME in Kuwait and that it therefore is entitled to damages relating to termination of its purported status as a reseller and to purported customer contracts in Kuwait. We intend to defend this action vigorously.

Other Proceedings

In July 2010 we filed an action against M3 Technology, Inc. (M3) for misappropriation of our trade secrets, infringement of our copyrights, and tortious interference in an action that we commenced in the U.S. District Court for the Southern District of Texas. The jury returned a verdict in our favor on May 18, 2012, and a final judgment and permanent injunction was entered on June 6, 2012. The permanent injunction prohibits M3 from using, marketing, selling, distributing, licensing, modifying, servicing, copying, or offering for sale or license versions of the following products: SIMTO Scheduling/M-Blend/Global; SIMTO Scheduling/M-Blend; SIMTO Scheduling; and SIMTO Distribution. In addition, M3 was ordered to pay us the sum of $11,346,329 in damages. M3 filed a Notice of Appeal on June 7, 2012, and has petitioned for bankruptcy relief in proceedings pending in the U.S. Bankruptcy Court for the Southern District of Texas (Case 12-3444).

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

21 | Page

Item 4.       Mine Safety Disclosures

None

22 | Page

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on The NASDAQ Global Select Market under the symbol “AZPN.” The closing price of our common stock on June 30, 2012 was $23.15. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Global Select Market:

	2012		2011
Period	Low	High	Low	High

Quarter ended June 30	$19.01	$23.15	$14.38	$17.18
Quarter ended March 31	16.41	21.61	13.02	16.00
Quarter ended December 31	14.67	18.66	10.62	13.28
Quarter ended September 30	12.75	17.78	9.34	11.32

Holders

On August 15, 2012, there were 693 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Purchases of Equity Securities by the Issuer

As of June 30, 2012, we had repurchased an aggregate of 3,197,625 shares of our common stock pursuant a series of repurchases beginning on November 1, 2010.

On November 1, 2011, our Board of Directors approved a share repurchase program for up to $100 million of our common stock. This replaced the prior share repurchase program approved by the Board of Directors on October 29, 2010 for up to $40 million.

The following table sets forth, for the month indicated, our purchases of common stock during the fourth quarter of fiscal 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1 to 30, 2012	200,500	$19.85	200,500	-
May 1 to 31, 2012	227,600	$21.84	227,600	-
June 1 to 30, 2012	231,100	$21.72	231,100	66,398,734
	659,200	$21.20	659,200	$66,398,734

23 | Page

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2012:

Period	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	5,507,336	$9.92	5,457,721
Equity compensation plans not approved by security holders	-	$-	-
Total	5,507,336	$9.92	5,457,721

Equity compensation plans approved by security holders consist of our 2005 stock incentive plan and our 2010 equity incentive plan.

The securities remaining available for future issuance under equity compensation plans approved by our security holders as of June 30, 2012 consisted of:

●	349,702 shares of common stock issuable under our 2005 stock incentive plan; and

●	5,108,019 shares of common stock issuable under our 2010 equity incentive plan.

Options issuable under the 2005 stock incentive plan have a maximum term of seven years. Options issuable under the 2010 equity incentive plan have a maximum term of ten years.

Stockholder Return Comparison

The information included in this section is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act or to the liabilities of Section 18 of the Securities Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph below matches the cumulative 5-year total return of holders of Aspen Technology, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2007 and tracks it through June 30, 2012.

24 | Page

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Fiscal Year Ended June 30,
	2007	2008	2009	2010	2011	2012

Aspen Technology, Inc.	100.00	95.00	60.93	77.79	122.71	165.36
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
NASDAQ Computer & Data Processing	100.00	94.64	81.56	86.76	116.98	120.85

Item 6.      Selected Financial Data.

The following table presents selected consolidated financial and other data for Aspen Technology, Inc. The consolidated statements of operations data set forth below for fiscal 2012, 2011 and 2010 and the consolidated balance sheets data as of June 30, 2012, and 2011, are derived from our Consolidated Financial Statements included beginning on page F-1 of this Form 10-K. The consolidated statements of operations data for fiscal 2009 and 2008 and the consolidated balance sheets data as of June 30, 2010, 2009, and 2008 are derived from our consolidated financial statements that are not included in this Form 10-K. The data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes beginning on page F-1 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue (1)	$243,134	$198,154	$166,344	$311,580	$311,613
Gross profit	190,857	145,809	100,234	235,760	226,620
(Loss) income from operations	(15,007)	(54,576)	(109,370)	43,934	18,637
Net (loss) income (2)	$(13,808)	$10,257	$(107,445)	$52,924	$24,946
Basic (loss) income per share	$(0.15)	$0.11	$(1.18)	$0.59	$0.28
Diluted (loss) income per share	$(0.15)	$0.11	$(1.18)	$0.57	$0.27
Weighted average shares outstanding—Basic	93,780	93,488	91,247	90,053	89,640
Weighted average shares outstanding—Diluted	93,780	95,853	91,247	92,578	94,092

(1)
In July 2009, we introduced our aspenONE licensing model under which license revenue is recognized over the term of a license contract. We previously recognized a substantial majority of our license revenue upfront, upon shipment of software. See “Item 7. Management’s Discussion and Analysis and Results of Operations—Transition to the aspenONE Licensing Model.”

(2)
Our income tax provision provided a net benefit of $54.0 million in fiscal 2011, due to the reversal of a significant portion of our U.S. valuation allowance in the fourth quarter of fiscal 2011. See Note 8 to our Consolidated Financial Statements, “Income Taxes,” for further information.

25 | Page

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$165,242	$149,985	$124,945	$122,213	$134,048
Working capital	65,744	80,188	94,466	97,914	116,307
Accounts receivable, net	31,450	27,866	31,738	49,882	86,870
Installments receivable, net	47,230	86,476	128,598	177,921	134,290
Collateralized receivables, net	6,297	25,039	51,430	96,366	135,349
Total assets	368,335	399,794	393,359	515,976	554,626
Deferred revenue	187,173	128,943	87,279	78,871	106,905
Secured borrowings	10,756	24,913	76,135	112,096	147,207
Total stockholders' equity	113,592	157,803	140,970	229,410	172,813

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2012” refers to the year ended June 30, 2012).

Business Overview

We are a leading global provider of mission-critical process optimization software solutions which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed specifically for companies in the process industries, including the energy, chemicals, and engineering and construction industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

Our software incorporates our proprietary empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process industries for over 30 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain. We are a recognized market and technology leader in providing process optimization software for each of these business areas.

We have established sustainable competitive advantages within our industry based on the following strengths:

●	Innovative products that can enhance our customers’ profitability;
●	Long-term customer relationships;
●	Large installed base of users of our software; and
●	Long-term license contracts with historically high renewal rates

26 | Page

We have more than 1,500 customers globally. Our customers include manufacturers in process industries such as energy, chemicals, pharmaceuticals, consumer packaged goods, power, metals and mining, pulp and paper, and biofuels, as well as engineering and construction firms that help design and build process manufacturing plants.

We primarily license our aspenONE products through a subscription offering.  Our aspenONE products are organized into two suites: 1) engineering and 2) manufacturing and supply chain (MSC).  The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. Customers can change or alternate the use of multiple products in a licensed suite through the use of exchangeable units of measurement, or tokens, licensed in quantities determined by the customer. This licensing system enables customers to use products as needed and to experiment with different products to best solve whatever critical business challenges they face. Customers can increase their usage of our software by purchasing additional tokens as business needs evolve. We believe easier access to all of the aspenONE products will lead to increased software usage and higher revenue over time.

Transition to the aspenONE Licensing Model

Prior to fiscal 2010, we offered term or perpetual licenses to specific products, or specifically defined sets of products, which we refer to as point products. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. Customers typically received one year of post-contract software maintenance and support, or SMS, with their license agreements and then could elect to renew SMS annually.  Revenue from SMS was recognized ratably over the period in which the SMS was delivered.

In fiscal 2010, we began offering our aspenONE software as a subscription model, which allows our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire subscription term and customers are entitled to any software products or updates introduced into the licensed suite. Revenue is recognized over the term of the subscription on a ratable basis.

We also continue to offer customers the ability to license point products, but since fiscal 2010, have included SMS for the term of the arrangement. Beginning in fiscal 2012, we are unable to establish evidence of the fair value for the SMS component included in our point product arrangements, and revenue from these arrangements is now recognized on a ratable basis. In fiscal 2010 and 2011, license revenue from point product arrangements was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met.

The introduction of our aspenONE licensing model and the inclusion of SMS for the term of our point product arrangements did not change the method or timing of our customer billings or cash collections. Since the adoption of the aspenONE licensing model, our net cash provided by operating activities increased from $33.0 million in fiscal 2009 to $38.6 million in fiscal 2010, $63.3 million in fiscal 2011 and $104.6 million in fiscal 2012. During these periods we realized steadily improving free cash flow due to the continued growth of our portfolio of term license contracts as well as from the renewal of customer contracts on an installment basis that were previously paid upfront.

As of June 30, 2012, a significant percentage of our active license agreements has been transitioned to our aspenONE licensing model. Over the next few years, we anticipate that a significant portion of our remaining legacy term license arrangements will transition to the aspenONE licensing model as existing license agreements reach the end of their respective original terms. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

Impact of Licensing Model Changes

The principal accounting implications of the change in our licensing model are as follows:

●
The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, our product-related revenue for fiscal 2010, 2011 and 2012 was significantly less than the level achieved in the fiscal years preceding our licensing model change.

27 | Page

●
The introduction of our aspenONE licensing model resulted in operating losses for fiscal 2010, 2011 and 2012. The change to our licensing model did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue. As a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and been renewed under our aspenONE licensing model, subscription and software revenue has steadily increased from the beginning of fiscal 2010 through fiscal 2012. To the extent the remaining term license agreements executed under our upfront revenue model expire and are renewed under our aspenONE licensing model, we expect to recognize levels of revenue and operating profit comparable to, or higher than, our pre-transition levels.

●
The SMS component of our services and other revenue is expected to decrease and be offset by a corresponding increase in subscription and software revenue as customers transition to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements which include SMS for the contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

●
Our installments receivable balance is expected to continue to decrease over time, as licenses previously executed under our upfront revenue model reach the end of their terms and are renewed under our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets.

●
The amount of our deferred revenue is expected to continue to increase over time as an increasing portion of revenue from our term license portfolio is recognized on a subscription or ratable basis. Under our aspenONE licensing model and for point product arrangements with SMS included for the contract term, installments for license transactions are deferred and recognized on a ratable basis.

Introduction of our Enhanced SMS Offering

Beginning in fiscal 2012, we introduced an enhanced SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The enhanced SMS offering is being provided to new and existing customers of both our aspenONE licensing model and customers who have licensed point products with SMS included for the term of the arrangement.  Our annually renewable SMS offering continues to be available to customers with legacy term and perpetual license agreements.
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

●
SMS and training.  Our SMS business consists primarily of providing customer technical support and access to software fixes and updates. We provide customer technical support services throughout the world from our customer support centers as well as via email and through our support website. Our training business provides customers with a variety of training solutions, including on-site, Internet-based and customized training.

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

28 | Page

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

Delivery of our product—Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of Free Carrier, our warehouse (i.e., FCA, named place). Our software license agreements do not contain conditions for acceptance.

Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. Significant judgment is involved in making this assessment.

Under our upfront revenue model, we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have an established history of collecting under the terms of these contracts without providing concessions to customers. In addition, we also assess whether a contract modification to an existing term arrangement constitutes a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include right of return or exchange. For license arrangements executed under the upfront revenue model, we recognize license revenue upon delivery of the software product, provided all other revenue recognition requirements are met.

With the introduction of our aspenONE licensing model and the changes to the licensing terms of our point product arrangements sold on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due. For our term arrangements sold with SMS included for the term of the arrangement, this generally results in the fees being recognized ratably over the contract term.

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

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings and for professional services, but not for our software products or our new enhanced SMS offering. We assess VSOE for SMS and professional services based on an analysis of standalone sales of SMS and professional services, using the bell-shaped curve approach. We do not have a history of selling our enhanced SMS offering to customers on a stand-alone basis, and as a result are unable to establish VSOE for this new deliverable.

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

29 | Page

Subscription and Software Revenue

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

When a customer elects to license our products under our aspenONE licensing model, our enhanced SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suites. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria noted above have been met.

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

Services and Other

SMS Revenue

SMS revenue includes the maintenance revenue recognized from arrangements for which we continue to have VSOE for the undelivered SMS offering.  For arrangements sold with our legacy SMS offering, SMS renewals are at the option of the customer, and the fair value of SMS is deferred and subsequently amortized into services and other revenue in the consolidated statements of operations over the contractual term of the SMS arrangement.

For arrangements executed under the aspenONE licensing model and for point product arrangements with enhanced SMS, we have not established VSOE for the enhanced SMS deliverable. As a result, the revenue related to the SMS element of these transactions is reported in subscription and software revenue in the consolidated statements of operations.

Professional Services

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We allocate the fair value of our professional services that are bundled with non-aspenONE subscription arrangements, and generally recognize the related revenue as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. Professional services revenue is recognized within services and other revenue in the consolidated statements of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which have been reimbursed by customers are recorded as revenue.

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

30 | Page

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

Key Components of Operations

Revenue

Subscription and software revenue consists of product and related revenue from the following sources:

(i)	aspenONE subscription arrangements, including the bundled SMS;

(ii)	Point product arrangements with our enhanced SMS offering included for the contract term (referred to as point product arrangements with enhanced SMS);

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

Results of Operations Classification - Subscription and Software Revenue

Prior to fiscal 2012, subscription and software revenue were each classified separately on our consolidated statements of operations, because each type of revenue had different revenue recognition characteristics, and the amount of revenue attributable to each was material in relation to our total revenues.  Additionally, we were able to separate the residual amount of software revenue related to the software component of our point product arrangements which included SMS for the contract term, based on the VSOE for the SMS element.

As a result of the introduction of our enhanced SMS offering in fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Additionally, we do not expect residual revenue from legacy term arrangements and perpetual arrangements to be significant in relation to our total revenue going forward.  Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on consolidated statements of operations beginning in the first quarter of fiscal 2012.

 The following table summarizes the changes to our revenue classifications and the timing of revenue recognition of subscription and software revenue for fiscal 2012 compared to fiscal 2011 and fiscal 2010.  Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due.  The residual method refers to the recognition of the difference between the total arrangement fee and the undiscounted VSOE for the undelivered element, assuming all other revenue recognition requirements have been met.

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

31 | Page

Services and Other Revenue.  Our services and other revenue consists primarily of revenue related to professional services, standalone renewals of our legacy SMS offering and training. The amount and timing of this revenue depend on a number of factors, including:

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

Cost of Revenue

Cost of Subscription and Software.  Our cost of subscription and software revenue consists of royalties, amortization of capitalized software costs, distribution fees, the costs of providing SMS on arrangements where the related revenue is recorded as subscription and software revenue, and costs related to delivery of software.

Cost of Services and Other.  Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing customers professional services, SMS on arrangements for which we have VSOE for the SMS element, and training.

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

Research and Development Expenses.  Research and development expenses consist primarily of personnel and external consultant expenses related to the creation of new products and to enhancements and engineering changes to existing products.

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

32 | Page

Other Income (Expense), Net.  Other income (expense), net is comprised primarily of foreign currency exchange (losses) gains generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. We may enter into foreign currency forward contracts to attempt to minimize the adverse impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Historically, our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. Therefore, any unrealized gains and losses on the foreign currency forward contracts, as well as the underlying transactions we are attempting to shield from exchange rate movements, would be recognized as a component of other income (expense), net.

Provision for (Benefit from) Income Taxes.  The provision for income taxes is comprised of current domestic and foreign taxes, and deferred benefit on U.S. losses for which it is more likely than not that we will be able to utilize these benefits in the future. The benefit from income taxes is comprised of the deferred benefit for tax deductions and credits that we expect to utilize in the future.  We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense, if any, to vary each reporting period depending upon fluctuations in our taxable income by jurisdiction.

Key Business Metrics

Background

With the adoption of our subscription-based licensing model, our revenue for fiscal 2010, 2011 and 2012 was significantly less than in the years preceding our model change. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  As a result, we believe that, for the next few years, a number of our performance indicators based on U.S. generally accepted accounting principles, or GAAP, including revenue, gross profit, operating loss and net loss, will be of limited value in assessing our performance, growth and financial condition until a significant majority of our license agreements executed under our upfront revenue model reach the end of their original terms and are renewed under our subscription-based licensing model. Accordingly, we are focusing on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

To supplement our consolidated statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and it is also useful as a basis for comparing our performance with that of our competitors. To supplement our presentation of total cost of revenue and total operating costs presented on a GAAP basis, we use a non-GAAP measure of adjusted total costs, which excludes certain non-cash and non-recurring expenses. Management believes that this financial measure is useful to investors because it approximates the cash operating costs of the business. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to cash flows from operating activities, as a measure of liquidity, or as an alternative to total cost of revenue and total operating costs as a measure of our total costs.

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

33 | Page

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

We believe TCV and TLCV are useful metrics for analyzing our business performance, particularly while we are transitioning to our aspenONE licensing model and revenue comparisons between fiscal periods do not reflect the actual growth rate of our business. Comparing TCV and TLCV for different dates provides insight into the growth and retention rate of our business during the period between those dates.

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

We estimate that TLCV grew by approximately 14.5% during fiscal 2012, from $1.28 billion at June 30, 2011 to $1.46 billion at June 30, 2012. The growth was attributable primarily to an increase in the number of tokens or products licensed. We estimate that TCV grew by approximately 17.7% during fiscal 2012, from $1.42 billion at June 30, 2011 to $1.68 billion at June 30, 2012.

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

Under our aspenONE licensing model and point product arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable or collateralized receivables. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets. We believe future cash collections is a useful metric because it provides insight into the cash generation capability of our business. Under the upfront revenue model, we did not previously monitor billings backlog or future cash collections since we believed that accounts receivable, installments receivable, collateralized receivables and certain other measures were appropriate indicators of estimated cash generation at that time.

Since a substantial majority of our future bookings will reflect arrangements which include SMS for the term of the arrangement, we expect installments receivable and collateralized receivables to decline. To the extent customers have transitioned to arrangements which include SMS for the term of the arrangement, our billings backlog will include the contractually committed sources of cash associated with our licensing and SMS businesses. The only sources of cash that will continue to be excluded from future cash collections will be amounts attributable to professional services, training and any remaining standalone SMS.

34 | Page

The following table provides our future cash collections related to existing customer arrangements as of the dates presented (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Billings backlog	$799,366	$640,988	$389,354
Accounts receivable, net	31,450	27,866	31,738
Installments receivable, undiscounted (non-GAAP) (1)	50,680	95,796	147,315
Collateralized receivables, undiscounted (non-GAAP) (1)	6,500	26,691	56,461
Future cash collections (2)	$887,996	$791,341	$624,868

(1)	Excludes unamortized discount.

(2)
Future cash collections and billings backlog are transitory metrics introduced at the launch of our aspenONE licensing model, to help provide increased visibility into the cash flow potential of our business. Since the adoption of the aspenONE licensing model, our net cash provided by operating activities has increased from $33.0 million in fiscal 2009 to $38.6 million in fiscal 2010, $63.3 million in fiscal 2011 and $104.6 million in fiscal 2012. As such, we believe we have demonstrated the cash flow potential of our business and will no longer disclose these metrics beyond fiscal 2012.

The growth in billings backlog since 2010 reflects our customers’ adoption of our aspenONE licensing model and point product arrangements with enhanced SMS. As customers continue to convert to our subscription-based licensing model, the aggregate value of un-invoiced bookings will become part of billings backlog and future cash collections.

We are providing the following table for the periods presented to reconcile undiscounted installments receivable and collateralized receivables, as included in our future cash collections metric, with GAAP installments receivable, net and GAAP collateralized receivables, net (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Installments receivable, undiscounted (non-GAAP)	$50,680	$95,796	$147,315
Unamortized discount	(3,450)	(9,320)	(18,717)
Installments receivable, net	$47,230	$86,476	$128,598

Collateralized receivables, undiscounted (non-GAAP)	$6,500	$26,691	$56,461
Unamortized discount	(203)	(1,652)	(5,031)
Collateralized receivables, net	$6,297	$25,039	$51,430

Installments receivable and collateralized receivables are shown at net present value in our consolidated balance sheets. Future cash collections exclude the unamortized discount on installments receivable and collateralized receivables. Amounts collected for collateralized receivables are applied to pay the related secured borrowings and are not available for any other purpose.

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense and amortization of purchased intangibles, for the indicated periods (dollars in thousands):

	Year Ended June 30,			2012 Compared to 2011			2011 Compared to 2010
	2012	2011	2010	$	%		$	%
Total cost of revenue	$52,277	$52,345	$66,110	$(68)	(0.1	) %	$(13,765)	(20.8	) %
Total operating expenses	205,864	200,385	209,604	5,479	2.7		(9,219)	(4.4)
Total expenses	258,141	252,730	275,714	5,411	2.1%		(22,984)	(8.3	) %
Less:
Stock-based compensation	(12,406)	(9,699)	(15,260)	(2,707)	27.9		5,561	(36.4)
Amortization of purchased intangibles	(142)	-	-	(142)	-		-	-
Adjusted total costs (non-GAAP)	$245,593	$243,031	$260,454	$2,562	1.1%		$(17,423)	(6.7	) %

35 | Page

Fiscal 2012 Compared to Fiscal 2011

Total expenses increased by $5.4 million during fiscal 2012 compared to the prior fiscal year. Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation and amortization of purchased intangibles, increased by $2.6 million for fiscal 2012 compared to the prior fiscal year. The period-over-period increase was primarily attributable to higher compensation and related costs of $3.8 million, an increase in business taxes of $0.8 million, and other less significant increases which in the aggregate totaled $2.7 million. These increases were offset by a reduction in legal costs of $4.4 million, lower spending on outside consultants of $2.6 million, the recognition of a $1.7 million gain associated with an insurance recovery, lower audit fees of $0.7 million, lower recruiting and related costs of $0.7 million, and other less significant reductions which in the aggregate totaled $1.4 million. In addition, the fiscal 2011 period benefited from the reversal of a previously accrued liability of $4.0 million resulting from the expiration of a technology vendor relationship, as well as from the collection of previously reserved receivables resulting in a net reduction in bad debt expense of $2.8 million. These two events resulted in a reduction in expense during the period. No similar events occurred in fiscal 2012.

Stock-based compensation expense increased $2.7 million primarily due to the incremental expense associated with the August 2011 annual program grant, which had a higher valuation than the prior year annual grant, partially offset by a decrease attributable to certain awards becoming fully vested. Please refer to the “Results of Operations” section below for additional information on year-over-year expense fluctuations.

Fiscal 2011 Compared to Fiscal 2010

The most significant components of the year-over-year decrease in adjusted total costs were lower professional services costs (excluding stock-based compensation expenses) of $11.2 million, reduced finance-related consultant and audit fees of $9.6 million, and lower royalty expense due to the reversal of a previously accrued liability of $4.0 million resulting from the expiration of a technology vendor relationship. These expense decreases were partially offset by increased legal and related expenses of $7.9 million. Legal expenses in the period primarily relate to the ATME matter and proceedings we instituted to enforce our intellectual property rights. Legal expenses for fiscal 2011 also include expenses related to the secondary offering of our common stock, which was effective as of September 22, 2010. Please refer to Part I, Item 3, “Legal Proceedings,” for more information on specific matters and to the “Results of Operations” section below for additional information on year-over-year expense fluctuations.

Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities less the sum of (a) purchase of property, equipment and leasehold improvements and (b) capitalized computer software development costs.

Customer collections and, consequently, cash flows from operating activities and free cash flow are primarily driven by license and services billings, rather than recognized revenue. As a result, the introduction of our aspenONE licensing model has not had an adverse impact on cash receipts. Until existing term license contracts are renewed and license-related revenue returns to prior year levels, we believe free cash flow is a more relevant measure of our financial performance than income statement profitability measures such as total revenue, gross profit, operating loss and net loss. Additionally, we also believe that free cash flow is often used by security analysts, investors and other interested parties in the evaluation of software companies.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Net cash provided by operating activities	$104,637	$63,330	$38,622
Purchase of property, equipment, and leasehold improvements	(4,241)	(2,839)	(2,652)
Capitalized computer software development costs	(511)	(1,990)	(699)
Free cash flow (non-GAAP)	$99,885	$58,501	$35,271

Total free cash flow increased $41.4 million during fiscal 2012 as compared to the prior fiscal year.

36 | Page

We have realized steadily improving free cash flow due to the continued growth of our portfolio of term license contracts as well as from the renewal of customer contracts on an installment basis that were previously paid upfront. Historically, certain customers elected to pay for their term licenses upfront, at a discount, rather than annually over the contract term. Contracts which were paid upfront resulted in increased cash flow variability, with higher cash flow in the period of the payment, but no cash flow in subsequent years of the contract term. Over the past few years we have reduced the incentive for customers to pay upfront by reducing the discount rate used to calculate the upfront payment. As a result, we expect our free cash flow to continue to improve as these arrangements reach the end of their terms and are renewed on an installment basis.

Results of Operations

The following table sets forth the results of operations, percentage of total revenue and the year-over-year percentage change in certain financial data for fiscal 2012, 2011 and 2010:

									2012		2011
									Compared to		Compared to
	Year Ended June 30,								2011		2010
	2012			2011		2010			%		%
Revenue:
Subscription and software	$166,688	68.6%		$103,699	52.3%	$53,991	32.5%		60.7%		92.1%
Services and other	76,446	31.4		94,455	47.7	112,353	67.5		(19.1)		(15.9)
Total revenue	243,134	100.0		198,154	100.0	166,344	100.0
Cost of revenue:
Subscription and software	10,617	4.4		5,213	2.6	6,437	3.9		103.7		(19.0)
Services and other	41,660	17.1		47,132	23.8	59,673	35.9		(11.6)		(21.0)
Total cost of revenue	52,277	21.5		52,345	26.4	66,110	39.7		(0.1)		(20.8)
Gross profit	190,857	78.5		145,809	73.6	100,234	60.3		30.9		45.5
Operating expenses:
Selling and marketing	96,400	39.6		90,771	45.8	97,002	58.3		6.2		(6.4)
Research and development	56,218	23.2		50,820	25.6	48,228	29.0		10.6		5.4
General and administrative	53,547	22.0		59,041	29.8	63,246	38.0		(9.3)		(6.6)
Restructuring charges	(301)	(0.1)		(247)	(0.1)	1,128	0.7		21.9		*
Total operating expenses	205,864	84.7		200,385	101.1	209,604	126.0		2.7		(4.4)
Loss from operations	(15,007)	(6.2)		(54,576)	(27.5)	(109,370)	(65.7)		(72.5)		(50.1)
Interest income	7,578	3.1		13,075	6.6	19,324	11.6		(42.0)		(32.3)
Interest expense	(4,204)	(1.7)		(5,138)	(2.6)	(8,455)	(5.1)		(18.2)		(39.2)
Other income (expense), net	(3,519)	(1.5)		2,919	1.5	(2,407)	(1.4)		(220.6)		(221.3)
Loss before income taxes	(15,152)	(6.3)		(43,720)	(22.1)	(100,908)	(60.7)		(65.3)		(56.7)
(Benefit from) provision for income taxes (1)	(1,344)	(0.6)		(53,977)	(27.2)	6,537	3.9		(97.5)		*
Net (loss) Income	$(13,808)	(5.7	) %	$10,257	5.2%	$(107,445)	(64.6	) %	(234.6	) %	(109.5	) %

*	Not meaningful.

(1)
Our income tax provision provided a net $54.0 million benefit in fiscal 2011, due to the reversal of a significant portion of our U.S. valuation allowance in the fourth quarter. See Note 8 to our Consolidated Financial Statements, “Income Taxes,” for further information.

Revenue

Fiscal 2012 Compared to Fiscal 2011

Total revenue increased by $45.0 million compared to the prior fiscal year. The increase was due to higher subscription and software revenue of $63.0 million, partially offset by lower services and other revenue of $18.0 million.

Fiscal 2011 Compared to Fiscal 2010

Total revenue increased by $31.8 million compared to the prior fiscal year. The increase was due to higher subscription and software revenue of $49.7 million, partially offset by lower services and other revenue of $17.9 million.

Subscription and Software Revenue

As discussed above in “Results of Operations Classification - Subscription and Software Revenue,” we have combined subscription and software revenues on our consolidated statements operations. The following tables provide subscription and software revenue for fiscal 2012, 2011 and 2010, based on the respective revenue recognition methodology.

37 | Page

	Year Ended June 30,			Year Ended June 30,
	2012	2011	2010	2012	2011	2010

Subscription and software revenue:
Ratable (1)	$144,144	$58,459	$11,071	86.5%	56.4%	20.5%
Residual method (2)	22,544	45,240	42,920	13.5	43.6	79.5
Subscription and software revenue	$166,688	$103,699	$53,991	100.0%	100.0%	100.0%

(1)
During fisca1 2011 and 2010, the fair value of the SMS element of point product arrangements totaled $2.1 million and $0.7 million, respectively, and was presented in the consolidated statements of operations as services and other revenue. Effective July 1, 2011, the fee attributable to the SMS in point product arrangements is no longer separable since we are unable to establish VSOE, and as a result, is included within ratable revenue.

(2)

Residual method revenue detail	Year Ended June 30,
	2012	2011	2010
Residual method revenue:
Point products - Software	*	$20,190	$9,648
Legacy arrangements	20,586	22,761	31,400
Perpetual arrangements	1,958	2,289	1,872
Total residual method revenue	$22,544	$45,240	$42,920

* Effective July 1, 2011, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with enhanced SMS is recognized on a ratable basis.

Fiscal 2012 Compared to Fiscal 2011

The increase in subscription and software revenue during fiscal 2012 was primarily the result of a larger base of aspenONE licensing arrangements being recognized on a ratable basis during the fiscal year. We expect subscription and software revenue to continue to increase as customers renew expiring contracts under our aspenONE licensing model. While we are transitioning to our aspenONE licensing model, revenue comparisons between fiscal periods do not reflect the actual growth rate of our business.

As noted in the table above, we recognized approximately $20.6 million and $22.8 million of revenue related to legacy arrangements during fiscal 2012 and 2011, respectively. Going forward, we expect residual method revenue from legacy arrangements to decrease and be replaced with term-based licensing agreements that are recognized on a ratable basis.  We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue during fiscal 2013 and beyond.

Fiscal 2011 Compared to Fiscal 2010

The increase in subscription and software revenue for fiscal 2011 was primarily the result of a larger base of aspenONE licensing arrangements being recognized as revenue on a ratable basis in the current fiscal year. The amount of subscription revenue recognized in the prior year was limited as a result of subscription arrangements not being offered prior to fiscal 2010. Additionally, there were increases in revenue of $10.5 million and $0.4 million associated with point product arrangements with SMS included for the entire term and from perpetual arrangements, respectively.

These increases were partially offset by decreased revenue of $8.6 million associated with legacy software arrangements. In fiscal 2011, revenue from legacy software arrangements totaled $22.8 million. Of the total legacy revenue, $21.1 million, or 93%, related to revenue that was not recorded in prior periods due to the arrangement not meeting all of the requirements for upfront revenue recognition. Amendments to legacy term arrangements that qualified for upfront revenue recognition in fiscal 2011 totaled $1.7 million.

Services and Other Revenue

	Year Ended June 30,			2012 Compared to 2011			2011 Compared to 2010
	2012	2011	2010	$	%		$	%
Professional services revenue	$22,421	$29,334	$37,491	$(6,913)	(23.6	) %	$(8,157)	(21.8	) %
SMS and other revenue	54,025	65,121	74,862	(11,096)	(17.0)		(9,741)	(13.0)
Services and other revenue	$76,446	$94,455	$112,353	$(18,009)	(19.1	) %	$(17,898)	(15.9	) %
As a percent of revenue	31.4%	47.7%	67.5%

38 | Page

Professional Services Revenue

Fiscal 2012 Compared to Fiscal 2011

The year-over-year decrease in professional services revenue was primarily due to decreased customer demand for professional services and to the timing of revenue recognition on certain large arrangements. Our primary focus is the successful implementation and usage of our software, and in many instances, this work can be professionally performed by qualified third parties. We often compete with third party consulting firms when bidding for professional services contracts, particularly in developed markets. The competitive market for services, in conjunction with increasing customer familiarity with many of our well-established software products, has had an unfavorable impact on our professional services revenue over time.

Under the aspenONE licensing model, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than under the upfront revenue model. For fiscal 2012, we had net deferrals of $4.1 million for professional services bundled with aspenONE transactions.

The timing of revenue recognition on certain large arrangements can also impact the comparability of professional services revenue from period to period. In fiscal 2012, we deferred the recognition of $2.0 million of professional services revenue on certain large arrangements that did not meet the requirements for revenue recognition. By comparison, in fiscal 2011, we deferred the recognition of approximately $3.2 million of professional services revenue on similar arrangements.

Fiscal 2011 Compared to Fiscal 2010

The year-over-year decrease in professional services revenue primarily relates to decreased customer demand for professional services and higher professional services revenue deferrals and due to the impact of the timing of revenue recognition on certain large arrangements. The competitive market for services, in conjunction with increasing customer familiarity with many of our well-established software products, had an unfavorable impact on our professional services revenue. For fiscal 2011, we had net deferrals of $2.8 million for professional services bundled with aspenONE transactions.

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

Fiscal 2012 Compared to Fiscal 2011

SMS and other revenue during fiscal 2012 decreased by $11.1 million compared to the prior fiscal year.  The decrease was primarily due to customers transitioning to term license arrangements that include SMS for the contract term, and the continued trend of customers electing to replace perpetual license arrangements with new term contracts. Under our subscription-based licensing model and for point product arrangements which include SMS for the contract term, the entire arrangement fee is included within subscription and software revenue. We expect SMS revenue related to perpetual arrangements and legacy term arrangements to continue to decrease as additional customers transition to our subscription-based licensing model.  Over the next few years, we expect that SMS revenue will represent less than 10% of our total revenue, at which time we would include SMS revenue in our subscription and software line in our consolidated statements of operations.

Fiscal 2011 Compared to Fiscal 2010

SMS and other revenue during fiscal 2011 decreased by $9.7 million compared to the prior fiscal year, primarily due to customers transitioning to the aspenONE licensing model, and, to a lesser extent, the continued trend of customers electing to replace perpetual license arrangements with new term contracts. Under the aspenONE licensing model, SMS is included in subscription revenue, whereas it was presented as services and other revenue under the upfront revenue model.

39 | Page

Expenses

Cost of Subscription and Software Revenue

	Year Ended June 30,			2012 Compared to 2011		2011 Compared to 2010
	2012	2011	2010	$	%	$	%
Cost of subscription and software revenue	$10,617	$5,213	$6,437	$5,404	103.7%	$(1,224)	(19.0	) %
Gross margin	93.6%	95.0%	88.1%

Fiscal 2012 Compared to Fiscal 2011

The increase in cost of subscription and software revenue during fiscal 2012 compared to the prior fiscal year was due to a larger percentage of SMS services being provided to customers under our subscription-based licensing model. We allocate the portion of SMS cost associated with providing support services on subscription and software arrangements in order to match the expense with the related revenue. Prior to the introduction of the aspenONE licensing model in fiscal 2010, all costs associated with providing SMS were included in cost of services and other revenue. As more customers transition to the subscription-based licensing model, more of the related SMS costs will be included in cost of subscription and software revenue.

In addition, the fiscal 2011 period benefited from the reversal of a previously accrued liability of $4.0 million resulting from the expiration of a technology vendor relationship. No similar event occurred in fiscal 2012. Our subscription and software gross margins during fiscal 2012 were slightly higher than the prior fiscal year after excluding the impact of the reversal of the previously accrued liability for fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

The decrease in cost of subscription and software revenue during fiscal 2011 compared to the prior fiscal year was primarily due to the reversal of a previously accrued liability resulting from the expiration of a technology vendor relationship. No similar event occurred in fiscal 2010. This reduction in expense was partially offset by a larger percentage of SMS services being provided to customers under the aspenONE licensing model.

After excluding the impact of the reversal of the previously accrued liability for fiscal 2011, our subscription and software gross margins were slightly higher than fiscal 2010.

Cost of Services and Other Revenue

	Year Ended June 30,			2012 Compared to 2011			2011 Compared to 2010
	2012	2011	2010	$	%		$	%
Cost of services and other revenue	$41,660	$47,132	$59,673	$(5,472)	(11.6	) %	$(12,541)	(21.0	) %
Gross margin	45.5%	50.1%	46.9%

Cost of services and other revenue includes the cost of providing professional services, training, annually renewed SMS, and other revenue.

Fiscal 2012 Compared to Fiscal 2011

Cost of Professional Services Revenue

The cost of professional services revenue decreased $1.2 million during fiscal 2012, as compared to fiscal 2011. The decrease was primarily attributable to lower compensation and related costs.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $4.3 million during fiscal 2012 compared to the prior fiscal year. The year-over-year decrease in cost of SMS and other revenue was primarily due to the growth of our subscription based revenue and the associated higher allocation of SMS support costs being reported in cost of subscription and software revenue. As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of the costs of our SMS business to be presented in cost of subscription and software revenue.

Gross margin on cost of services and other revenue declined from 50.1% in fiscal 2011 to 45.5% in fiscal 2012. The gross margin on SMS has historically been higher than on professional services. As SMS revenue continues to migrate to subscription and software revenue, we expect the gross margin on services and other revenue to decrease.

40 | Page

Fiscal 2011 Compared to Fiscal 2010

Cost of Professional Services Revenue

The decrease in cost of professional services revenue during fiscal 2011 was primarily related to the reduction of staffing levels in the professional services organization and the timing of expense recognition on certain projects. We reduced our staffing levels in fiscal 2010 to better align our cost structure with the decreased demand for professional services. We received a full year of cost benefit related to these reductions in fiscal 2011.

The timing of expense recognition on professional service arrangements can also impact the comparability of cost of professional services revenue from period to period. In fiscal 2011, we deferred costs of $1.6 million on a large arrangement where we are also deferring the related revenue. Also contributing to the year-over-year decrease in costs was a loss accrual of approximately $3.0 million related to a large professional service arrangement which was recognized in the fourth quarter of fiscal 2010.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $0.9 million in fiscal 2011, primarily due to the migration of SMS costs on our aspenONE subscription arrangements to cost of subscription and software revenue.

Selling and Marketing Expense

	Year Ended June 30,			2012 Compared to 2011		2011 Compared to 2010
	2012	2011	2010	$	%	$	%
Selling and marketing expense	$96,400	$90,771	$97,002	$5,629	6.2%	$(6,231)	(6.4	) %
As a percent of revenue	39.6%	45.8%	58.3%

Fiscal 2012 Compared to Fiscal 2011

The year-over-year increase in selling and marketing expense for fiscal 2012 was primarily the result of higher compensation and related costs of $4.7 million, which includes higher stock-based compensation expense of $1.0 million. The remaining year-over-year increase was primarily the result of higher third party commissions of $0.5 million and higher travel expenses of $0.5 million.

Fiscal 2011 Compared to Fiscal 2010

The year-over-year decrease in selling and marketing expense for fiscal 2011was primarily the result of lower compensation and related costs of $4.0 million, which includes lower commissions and lower stock-based compensation expense of $2.1 million.

Research and Development Expense

	Year Ended June 30,			2012 Compared to 2011		2011 Compared to 2010
	2012	2011	2010	$	%	$	%
Research and development expense	$56,218	$50,820	$48,228	$5,398	10.6%	$2,592	5.4%
As a percent of revenue	23.2%	25.6%	29.0%

Fiscal 2012 Compared to Fiscal 2011

The year-over-year increase in research and development expense for fiscal 2012 was primarily the result of higher compensation and related costs of $4.1 million and lower capitalized software development costs of $1.0 million.

Fiscal 2011 Compared to Fiscal 2010

The year-over-year increase in research and development expense for fiscal 2011 primarily resulted from higher compensation and related costs of $3.7 million, partially offset by higher capitalized software development costs of $1.1 million and lower stock-based compensation expense of $0.7 million.

General and Administrative Expense

	Year Ended June 30,			2012 Compared to 2011			2011 Compared to 2010
	2012	2011	2010	$	%		$	%
General and administrative expense	$53,547	$59,041	$63,246	$(5,494)	(9.3	) %	$(4,205)	(6.6	) %
As a percent of revenue	22.0%	29.8%	38.0%

41 | Page

Fiscal 2012 Compared to Fiscal 2011

The year-over-year decrease in general and administrative expense for fiscal 2012 was primarily attributable to a reduction in legal costs of $4.4 million, the recognition of a $1.7 million gain associated with an insurance recovery, lower spending on outside consultants of $1.6 million, decreases in recruiting and related expenses of $1.2 million and lower audit fees of $0.8 million. These decreases were partially offset by higher compensation and related costs of $0.7 million.  Additionally, the 2011 period benefited from the collection of previously reserved receivables resulting in a net reduction in bad debt expense for the period of $2.8 million. No similar event occurred in 2012.

Fiscal 2011 Compared to Fiscal 2010

The year-over-year decrease in general and administrative expense for fiscal 2011 was primarily attributable to cost reductions for financial consultants of $6.5 million, lower audit and related expenses of $3.1 million, lower stock-based compensation of $2.3 million and net credits to our provision for doubtful accounts due to the collection of previously reserved receivables. These expense reductions were partially offset by higher legal and related costs of $7.9 million and, to a lesser extent, higher payroll and benefit-related expenses.

The decrease in consultants’ and contractors’ fees was the result of our effort throughout fiscal 2010 to hire full-time finance personnel to replace and further reduce our reliance on more costly external consultants. In fiscal 2010, significant audit costs were incurred associated with the audit and filing of all of our fiscal 2009 Form 10-Q’s and Form 10-K. By comparison, our fiscal 2011 audit and related expenses were for current period filings. Legal expenses in fiscal 2011 primarily related to the ATME matter and proceedings we have instituted to enforce our intellectual property rights. Please refer to Part I, Item 3, “Legal Proceedings,” for more information on specific matters.

Restructuring Charges

	Year Ended June 30,					2012 Compared to 2011		2011 Compared to 2010
	2012		2011		2010	$	%	$	%
Restructuring charges	$(301)		$(247)		$1,128	$(54)	21.9%	$(1,375)	*
As a percent of revenue	(0.1	) %	(0.1	) %	0.7%
* Not meaningful

Fiscal 2012 Compared to Fiscal 2011

There were no new restructuring events during fiscal 2012 or 2011.  The activity in restructuring charges during these fiscal years was the result of accretion and adjustments relating to changes in estimates on existing facilities-related restructuring plans.

Fiscal 2011 Compared to Fiscal 2010

There were no new restructuring events during fiscal 2011 or 2010. The activity in restructuring charges during the fiscal years was the result of accretion and adjustments relating to changes in estimates on existing facilities-related restructuring plans.

Interest Income

	Year Ended June 30,			2012 Compared to 2011			2011 Compared to 2010
	2012	2011	2010	$	%		$	%
Interest income	$7,578	$13,075	$19,324	$(5,497)	(42.0	) %	$(6,249)	(32.3	) %
As a percent of revenue	3.1%	6.6%	11.6%

Fiscal 2012 Compared to Fiscal 2011

The year-over-year decrease in interest income during fiscal 2012 was primarily attributable to the continued decrease of our collateralized and installment receivables portfolios. We expect interest income to continue to decrease going forward.

Fiscal 2011 Compared to Fiscal 2010

The year-over-year decrease in interest income during fiscal 2011 was primarily attributable to the continued decrease of our collateralized and installment receivables portfolios.

Interest Expense

	Year Ended June 30,						2012 Compared to 2011			2011 Compared to 2010
	2012		2011		2010		$	%		$	%
Interest expense	$(4,204)		$(5,138)		$(8,455)		$934	(18.2	) %	$3,317	(39.2	) %
As a percent of revenue	(1.7	) %	(2.6	) %	(5.1	) %

42 | Page

Fiscal 2012 Compared to Fiscal 2011

The year-over-year decrease in interest expense during fiscal 2012 was primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements. We expect interest expense to continue to decrease going forward.

Fiscal 2011 Compared to Fiscal 2010

The year-over-year decrease in interest expense for fiscal 2011 was primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements.

Other Income (Expense), Net

	Year Ended June 30,					2012 Compared to 2011			2011 Compared to 2010
	2012		2011	2010		$	%		$	%
Other (expense) income, net	$(3,519)		$2,919	$(2,407)		$(6,438)	(220.6	) %	$5,326	(221.3	) %
As a percent of revenue	(1.5	) %	1.5%	(1.4	) %

Other (expense) income, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other (expense) income, net also includes miscellaneous non-operating gains and losses.

Fiscal 2012 Compared to Fiscal 2011

During fiscal 2012, other (expense) income, net included net currency losses of $3.7 million. For fiscal 2011, other income, net, included net currency gains of $3.3 million, partially offset by the write-off of a cost method investment.

Fiscal 2011 Compared to Fiscal 2010

For fiscal 2011, other income, net, included net currency gains of $3.3 million, partially offset by the write-off of a cost method investment. For fiscal 2010, other expenses, net, included net currency losses $2.6 million.

(Benefit from) Provision for Income Taxes

	Year Ended June 30,					2012 Compared to 2011			2011 Compared to 2010
	2012		2011		2010	$	%		$	%
(Benefit from) Provision for income taxes	$(1,344)		$(53,977)		$6,537	$52,633	(97.5	) %	$(60,514)	*
As a percent of revenue	(0.6	) %	(27.2	) %	3.9%
* Not meaningful

Fiscal 2012 Compared to Fiscal 2011

We recognized a benefit from income taxes of $1.3 million during fiscal 2012 compared to a benefit of $54.0 million during fiscal 2011. The tax benefit during fiscal 2012 was derived primarily from taxable losses incurred, and our assessment that it is more likely than not that we will recognize these benefits in the future. In addition, our benefit from income taxes included the impact of the reversal of certain tax contingencies determined under the provisions of FIN 48.

In fiscal 2011, based on our evaluation of the realizability of our U.S. federal net operating loss carryforwards (NOLs), foreign tax credits, and R&D credits, we recognized a benefit from income taxes due to a significant reduction of our valuation allowance of $48.8 million. Also during fiscal 2011 we established tax contingencies of $7.2 million determined under FIN 48. These contingencies included penalties and interest, which were recorded as a component of our income tax expense.

As of June 30, 2012 we maintain a valuation allowance in the U.S. primarily for certain R&D credits that are anticipated to expire unused. We also maintain a valuation allowance on certain foreign subsidiary NOL carryforwards because it is more likely than not that a benefit will not be realized. As of June 30, 2012 and 2011, our total valuation allowance was $5.6 million and $8.0 million, respectively.

While we operated at a taxable loss during fiscal 2012, and have a history of losses, we are able to forecast sufficient future pre-tax profitability, which will allow us to utilize most of our deferred tax assets. Based on our current forecast, we expect that we will utilize all of our U.S. NOLs, foreign tax credits, and a portion of our research and development (R&D) credits by fiscal 2015, based on a “with and without” approach.

We made cash tax payments totaling $3.6 million during fiscal 2012. The majority of these tax payments were related to foreign liabilities. These payments were offset by cash tax refunds of $0.9 million.

43 | Page

Fiscal 2011 Compared to Fiscal 2010

The year-over-year decrease in the provision for income taxes was primarily due to the reversal of a significant portion of our U.S. valuation allowance in fiscal 2011.

We made cash payments totaling $5.9 million in fiscal 2011, which were offset by cash refunds of $8.0 million. These payments were comprised of foreign payments of $5.7 million and U.S tax payments of $0.2 million.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations principally with cash generated from operating activities. As of June 30, 2012, our principal sources of liquidity consisted of $165.2 million in cash and cash equivalents. We previously maintained a bank credit facility, which we decided not to renew or extend when it matured on February 13, 2011.

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

The following table summarizes our cash flow activities for the periods indicated (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Cash flow provided by (used in):
Operating activities	$104,637	$63,330	$38,622
Investing activities	(7,369)	(4,829)	(3,351)
Financing activities	(81,699)	(34,264)	(31,700)
Effect of exchange rates on cash balances	(312)	803	(839)
Increase in cash and cash equivalents	$15,257	$25,040	$2,732

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

Cash from operating activities provided $104.6 million during fiscal 2012. This amount resulted from a net loss of $13.8 million, adjusted for non-cash items of $12.1 million and a net $106.3 million source of cash due to decreases in operating assets and increases in operating liabilities.

Non-cash expenses within net loss consisted primarily of $12.4 million for stock-based compensation expense, $5.3 million of depreciation and amortization, and $0.9 million of net unrealized foreign currency losses, partially offset by a deferred income tax benefit of $4.8 million and other non-cash operating activities of $1.7 million.

A decrease in operating assets and an increase in operating liabilities contributed $106.3 million to net cash from operating activities. The cash generated from this change consisted of an increase in deferred revenue of $58.4 million and decreases in installments and collateralized receivables totaling $57.0 million. Partially offsetting these sources of cash was an increase in prepaid expenses, prepaid income taxes, and other assets of $3.9 million, an increase in accounts receivable and unbilled services of $3.6 million and reductions in accounts payable, accrued expenses, income taxes payable and other liabilities of $1.6 million.

44 | Page

Investing Activities

During fiscal 2012, we used $7.4 million of cash for investing activities. The cash used consisted of $4.2 million related to computer hardware and software expenditures, and $2.6 million for payments for acquisitions, net of cash acquired. During fiscal 2012, we capitalized software development costs of $0.5 million related to projects where we established technological feasibility. We do not currently expect our future investment in capital expenditures to be materially different from recent levels in the foreseeable future. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During fiscal 2012, we used $81.7 million of cash for financing activities. We paid $46.1 million for the repurchase of our common stock, made net payments on secured borrowings of $39.9 million ($44.9 million of repayments offset by $5.0 million of proceeds), received proceeds of $8.9 million from the exercise of employee stock options, and paid withholding taxes of $4.6 million on vested and settled restricted stock units during fiscal 2012.

Since fiscal 2010, we have increased our cash balance while using cash to repurchase our common stock and reduce secured borrowings and amounts due to financing institutions:

	Year Ended June 30,
	2012	2011	2010
Cash and cash equivalents	$165,242	$149,985	$124,945
Treasury Stock	56,636	10,531	513
Secured borrowings	10,756	24,913	76,135
Amounts due to financing institutions	254	26,038	4,216

The superseding of installment contracts which serve as collateral for our secured borrowings balances can have a significant impact on our secured borrowings balance. When previously financed receivables contracts are replaced, or “superseded,” with new arrangements, the secured borrowings collateralized by those receivables become immediately due and payable. As a result, they are reported in accrued expenses and other current liabilities until payment is remitted to the financial institution. At June 30, 2012, the outstanding balance in accrued expenses and other current liabilities totaled $0.3 million. At June 30, 2011, the outstanding balance totaled $26.0 million and included amounts related to superseding a large previously-financed arrangement that had not yet been fully repaid or replaced. These balances were repaid during fiscal 2012.

The following schedule reconciles our net repayments on secured borrowings for fiscal 2012, 2011 and 2010 (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Secured borrowings, beginning of fiscal year	$24,913	$76,135	$112,096
Secured borrowings, end of fiscal year	10,756	24,913	76,135
Net change in secured borrowings	(14,157)	(51,222)	(35,961)

Change in accrued expenses and other current liabilities for amounts due to financing institutions	(25,784)	21,822	1,492
Impact of foreign currency	31	(151)	(372)
Net repayments on secured borrowings	$(39,910)	$(29,551)	$(34,841)

We did not finance any receivables to fund operations during fiscal 2012, and we have not done so since fiscal 2008.  However, we did exchange $5.0 million of previously-financed receivables due to superseding existing contracts during fiscal 2012. This exchange is shown as both a use and source of funds related to secured borrowings on our consolidated statements of cash flows.

Although our financing arrangements do not generally obligate us to replace superseded receivables, the terms on which we can repurchase and replace superseded receivables often make it advantageous to do so.  Based on the current due dates of our secured borrowing agreements, we expect the existing balance included in our consolidated balance sheet at June 30, 2012 to be paid in full during fiscal 2013, as we continue the practice of not replacing securitized borrowings as they are paid down.

45 | Page

Borrowings Collateralized by Receivable Contracts

We maintain arrangements with General Electric Capital Corporation and Silicon Valley Bank providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. Under these programs, we and the financial institutions must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.7% at June 30, 2012. The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate.

Under the terms of these programs, we have transferred the receivables to the financial institutions with limited financial recourse to us. We can be required to repurchase the receivables under certain limited circumstances in case of specific defaults by us as set forth in the program terms. To date, we have never been required to repurchase for events of default. The potential recourse obligations are primarily related to the Silicon Valley Bank arrangement, which requires us to pay interest to Silicon Valley Bank for a limited period when the underlying customer has not paid by the receivable due date. Other than the specific items noted above, the financial institution bears the credit risk of the customers associated with the receivables the institution purchased.

Cash generated from operating activities has enabled us to finance our operations and pay down secured borrowings.  Based on the reduced level of secured borrowing under the Silicon Valley Bank program, during the third quarter of fiscal 2012 we reduced the aggregate amount of the program to $25 million, leaving approximately $15.2 million available at June 30, 2012.

Contractual Obligations and Requirements

As of June 30, 2012, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities and royalties. There were no additional commitments for capital purchases or other expenditures at June 30, 2012.

Our contractual obligations were as follows at June 30, 2012:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in Thousands)
Contractual Cash Obligations:
Operating leases	$18,891	$7,895	$8,827	$2,169	$-
Fixed fee royalty obligations	5,048	1,960	2,924	19	145
Contractual royalty obligations	2,647	2,229	418	-	-
Other obligations	969	699	209	61	-
Total contractual cash obligations	$27,555	$12,783	$12,378	$2,249	$145
Other Commercial Commitments:
Standby letters of credit	$3,529	$2,917	$612	$-	$-
Total commercial commitments	$3,529	$2,917	$612	$-	$-

As of June 30, 2012, we had multiple agreements, which expire in September 2012, to sublease approximately 115,239 square feet of our former office space in Cambridge, Massachusetts. The above table does not reflect contractual future sublease rental income, which totaled $1.4 million at June 30, 2012, the majority of which relates to subleases which expire on September 30, 2012. See Note 9 to the Consolidated Financial Statements for additional information about our operating leases.

The standby letters of credit were issued by Silicon Valley Bank in the United States and secure performance on professional services contracts and rental agreements.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of  SEC Regulation S-K.

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

46 | Page

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

Persuasive evidence of an arrangement— We use a contract signed by the customer as evidence of an arrangement for software licenses and SMS. For professional services we use a signed contract and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order are required by the customer, we consider both taken together as evidence of the arrangement.

Delivery of our product— Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of Free Carrier, Aspen Technology’s warehouse (i.e., FCA, named place). Our software license agreements do not contain conditions for acceptance.

Fee is fixed or determinable— We assess whether a fee is fixed or determinable at the outset of the arrangement. Significant judgment is involved in making this assessment.

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

With the introduction of our aspenONE licensing model and the changes to the licensing terms of our point product arrangements sold on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due. For our term arrangements sold with SMS included for the term of the arrangement, this generally results in the fees being recognized ratably over the contract term.

Collection of fee is probable— We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness, economic conditions in the customer’s industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings and for professional services, but not for our software products or our new enhanced SMS offering. We assess VSOE for SMS and professional services based on an analysis of standalone sales of SMS and professional services, using the bell-shaped curve approach. We do not have a history of selling our enhanced SMS offering to customers on a stand-alone basis, and as a result are unable to establish VSOE for this new deliverable.

47 | Page

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

Subscription and Software Revenue

Subscription and Software Revenue.  Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing arrangements; (ii) fixed-term arrangements for point product licenses with our enhanced SMS offering included for the contract term (referred to as point product arrangements with enhanced SMS); (iii) legacy term arrangements (referred to as legacy arrangements); and (iv) perpetual arrangements.

When a customer elects to license our products under our aspenONE licensing model, our enhanced SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria noted above have been met.

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

Services and Other

SMS Revenue

SMS revenue includes the maintenance revenue recognized from arrangements for which we continue to have VSOE for the undelivered SMS offering.  For arrangements sold with our legacy SMS offering, SMS renewals are at the option of the customer, and the fair value of SMS is deferred and subsequently amortized into services and other revenue in the consolidated statements of operations over the contractual term of the SMS arrangement.

For arrangements executed under the aspenONE licensing model and for point product arrangements with enhanced SMS, we have not established VSOE for the SMS deliverable. As a result, the revenue related to the SMS element of these transactions is reported in subscription and software revenue in the consolidated statements of operations.

Professional Services Revenue

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We allocate the fair value of our professional services that are bundled with non-aspenONE subscription arrangements, and generally recognize the related revenue as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. Professional services revenue is recognized within services and other revenue in the consolidated statements of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which have been reimbursed by customers are recorded as revenue.

48 | Page

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

Accounting for Income Taxes

We utilize the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse. Deferred tax assets can result from unused operating losses, and research and development and foreign tax credit carryforwards and deductions recorded for financial statement purposes prior to them being deductible on a tax return. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of taxable temporary differences. We consider, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations on the availability of net operating loss and tax credit carryforwards, and other evidence assessing the potential realization of deferred tax assets. Adjustments to the valuation allowance are included in the tax provision in our consolidated statements of operations in the period they become known or can be estimated.

Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. The valuation allowance is based on our estimates of taxable income for jurisdictions in which we operate and the period over which our deferred tax assets may be recoverable. A significant portion of the U.S. valuation allowance was released in the fourth quarter of fiscal year 2011. While we are currently operating at a taxable loss and have a history of losses, we have been able to forecast future operating results sufficient to utilize our deferred tax assets. In weighing the cumulative losses against our ability to forecast operating results and the incremental growth in our installed base of customers and acceptance of our subscription-based licensing model, we believe it is more likely than not that we will utilize these assets. Based on our current forecast, we expect that we will utilize all of our NOLs, foreign tax credits, and a portion of our R&D credits by fiscal 2015, based on a “with and without” approach. We have retained a small valuation allowance in the U.S. for the deferred tax asset related to our unrealized capital losses and R&D credits of $1.5 million. We do not have any investments currently that would give rise to a capital gain, and as a result, we believe that it is more likely than not that we will not receive a benefit from this deferred tax asset. We have also retained a valuation allowance on certain foreign subsidiaries’ NOL carryforwards. At June 30, 2012, our total valuation allowance was $5.6 million.

For fiscal 2012, our income tax provision included amounts determined under the provisions of FIN 48, Accounting for Uncertain Tax Positions (currently included as provisions of ASC Topic 740), which was adopted as of July 1, 2007 and is intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of “more likely than not.” The tax accrual included penalties and interest, which were recorded as a component of our income tax expense. Tax liabilities under FIN 48 were recorded as a component of our income taxes payable and other non-current liabilities balance and totaled $12.2 million as of June 30, 2012. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statute.

49 | Page

Our U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by the tax code in the applicable jurisdiction. The years prior to 2007 are closed in the United States, although the utilization of NOL carryforwards and tax credits generated in earlier periods will keep these periods open for examination. Similarly, the years prior to 2010 are closed in the United Kingdom, although the utilization of NOL carryforwards generated in earlier periods will keep the periods open for examination. Our Canadian subsidiaries are subject to audit from 2007 forward, and certain other of our international subsidiaries are subject to audit from 2003 forward. In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenue and expenses in taxable income or loss.

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

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to procure for the customer the right to continue using the software product or to replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality. These indemnification provisions are accounted for in accordance with ASC Topic 460. In most cases, and where legally enforceable, the indemnification refund is limited to the amount of the license fees paid by the customer.

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update, or ASU, No. 2011-08, Intangibles — Goodwill and Other (Topic 350): “Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing the two-step goodwill impairment test is not necessary if an entity determines based on this assessment that it is not likely that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted ASU No. 2011-08 during the nine months ended March 31, 2012. The adoption of ASU No. 2011-08 did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as a part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single statement of comprehensive income or in two separate consecutive statements. ASU No. 2011-05 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We will adopt ASU No. 2011-05 during the period ending September 30, 2012. The adoption of ASU No. 2011-05 is not expected to have a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 establishes common fair value measurement and disclosure requirements in U.S. GAAP and IFRS and changes the wording used to describe the aforementioned requirements in U.S GAAP. ASU No. 2011-04 establishes additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. For these measurements, entities are required to disclose valuation processes used in developing fair values, as well as sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between them. ASU No. 2011-04 is effective for public entities for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 during the nine months ended March 31, 2012. The adoption of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

50 | Page

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 applies to repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial instruments before their maturity. ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control over the transferred assets and eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We adopted ASU No. 2011-03 during the nine months ended March 31, 2012. The adoption of ASU No. 2011-03 did not have a material effect on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts.

In fiscal 2012, 21.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates are exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. During fiscal 2012, our largest exposures to foreign currency exchange rates existed primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During fiscal 2012, we recorded net foreign currency exchange losses of $3.7 million related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. During fiscal 2011, the comparative foreign currency activity for similar non-functional currency denominated transactions resulted in a net gain of $3.3 million. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for fiscal 2012 by approximately $4.5 million and by $2.9 million for fiscal 2011.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At June 30, 2012, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 8.       Financial Statements and Supplementary Data.

The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP, are presented following Item 15 of this Form 10-K:

Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2012, 2011 and 2010
Consolidated Balance Sheets as of June 30, 2012 and 2011
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended June 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.

51 | Page

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, and due to the material weakness in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Management’s Report on Internal Control over Financial Reporting

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In connection with this assessment, we identified the following material weakness in internal control over financial reporting as of June 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weakness described below, management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective.

•	Ineffective controls over income tax accounting and disclosure

Our controls did not operate effectively to provide reasonable assurance that income taxes were accounted for in accordance with GAAP. Specifically, we did not maintain effective review controls over certain complex tax attributes that were sufficiently complete and comprehensive to ensure the accuracy of deferred income tax accounts and related footnote disclosures. The material weakness resulted in errors related to deferred income tax assets and liabilities, income tax expense, and the related disclosures and as a result, we concluded there is a reasonable possibility that these errors could have resulted in a material misstatement to the financial statements.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2012. This report appears below.

52 | Page

c) Changes in Internal Control over Financial Reporting

As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2011, we reported following material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act):

•	Inadequate and ineffective controls over income tax accounting and disclosure

As a result of that material weakness in our internal control over financial reporting, our principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2011.

During the quarter ended June 30, 2012, no changes (other than those in conjunction with certain remediation efforts described below) were identified in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

d) Remediation Efforts

        Management is committed to remediating its material weakness in a timely fashion. In fiscal 2012, the Company made significant progress in executing the remediation plans that were established to address the material weakness in internal controls relating to the accounting for income taxes. This resulted in significant improvements in the Company’s internal control over financial reporting. Specifically, we hired a Vice President of Tax and successfully implemented the following measures to improve our internal control over income tax accounting and disclosure. We plan to further enhance these measures in fiscal 2013.

•
Enhanced tax accounting processes and related controls, and increased capabilities of tax professionals to ensure that our accounting for income taxes and related disclosures can be completed accurately and in a timely manner;

•	Increased the level of review and validation of work performed by management and third-party tax professionals in the preparation of our provision for income taxes; and

•	Utilized third-party subject matter experts to assist us in determining the appropriate accounting for material and complex tax transactions.

        In addition, in fiscal 2013, we will continue training and education efforts and implement remedial actions designed to address the areas where the material weakness was previously identified. If required, we will continue to utilize qualified external consultants to advise us on complex tax issues and to assist us in the preparation and review of the Company’s consolidated income tax provision.

e) Remediation Plans

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the above-mentioned measures to strengthen our internal control over financial reporting and to address the material weakness described above. We began implementing these measures in fiscal 2012. We expect these remedial actions related to this material weakness to be effectively implemented in fiscal 2013 in order to successfully remediate the material weakness that is reported within this Form 10-K by end of fiscal 2013.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors— In preparing our financial statements for fiscal 2012, we identified a material weakness in our internal control over financial reporting, and our failure to remedy these or other material weaknesses could result in material misstatements in our financial statements” in Part I of this Form 10-K.

53 | Page

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

We have audited Aspen Technology, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over income tax accounting and disclosure has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated August 21, 2012, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts
August 21, 2012

54 | Page

Item 9B.    Other Information.

None.

55 | Page

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporation by Reference

Certain information required under this Item 10 will appear under the sections entitled “Executive Officers of the Registrant,” “Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” “Code of Business Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2012 annual meeting of stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation.

Incorporation by Reference

Certain information required under this Item 11 will appear under the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Employment and Change in Control Agreements” in our definitive proxy statement for our 2012 annual meeting of stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required under this Item 12 will appear under the sections entitled “Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our 2012 annual meeting of stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain information required under this Item 13 will appear under the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Related Party Transactions” in our definitive proxy statement for our 2012 annual meeting of stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Certain information required under this Item 14 will appear under the section entitled “Independent Registered Public Accountants” in our definitive proxy statement for our 2012 annual meeting of stockholders, and is incorporated herein by reference.

56 | Page

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

The consolidated financial statements appear immediately following page 57 (“Signatures”).

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

The exhibits listed in the accompanying exhibit index are filed or incorporated by reference as part of this Form 10-K.

57 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: August 21, 2012	By:	/s/ Mark E. Fusco

Mark E. Fusco
President and Chief Executive Officer
Date: August 21, 2012	By:	/s/ Mark P. Sullivan

Mark P. Sullivan
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Fusco	President and Chief Executive Officer and Director	August 21, 2012

Mark E. Fusco	(Principal Executive Officer)
/s/ Mark P. Sullivan	Executive Vice President and Chief Financial Officer	August 21, 2012

Mark P. Sullivan	(Principal Financial and Accounting Officer)
/s/ Stephen M. Jennings
	Chairman of the Board of Directors	August 21, 2012
Stephen M. Jennings
/s/ Donald P. Casey
	Director	August 21, 2012
Donald P. Casey
/s/ Gary E. Haroian
	Director	August 21, 2012
Gary E. Haroian
/s/ Joan C. McArdle
	Director	August 21, 2012
Joan C. McArdle
/s/ Simon Orebi Gann
	Director	August 21, 2012
Simon Orebi Gann
/s/ Robert M. Whelan, Jr.
	Director	August 21, 2012
Robert M. Whelan, Jr.

58 | Page

F-1 | Page

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 21, 2012 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
August 21, 2012

F-2 | Page

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2012	2011	2010
	(Dollars in Thousands, except per share data)
Revenue:
Subscription and software	$166,688	$103,699	$53,991
Services and other	76,446	94,455	112,353
Total revenue	243,134	198,154	166,344
Cost of revenue:
Subscription and software	10,617	5,213	6,437
Services and other	41,660	47,132	59,673
Total cost of revenue	52,277	52,345	66,110
Gross profit	190,857	145,809	100,234
Operating expenses:
Selling and marketing	96,400	90,771	97,002
Research and development	56,218	50,820	48,228
General and administrative	53,547	59,041	63,246
Restructuring charges	(301)	(247)	1,128
Total operating expenses	205,864	200,385	209,604
Loss from operations	(15,007)	(54,576)	(109,370)
Interest income	7,578	13,075	19,324
Interest expense	(4,204)	(5,138)	(8,455)
Other (expense) income, net	(3,519)	2,919	(2,407)
Loss before (benefit from) provision for income taxes	(15,152)	(43,720)	(100,908)
(Benefit from) provision for income taxes (1)	(1,344)	(53,977)	6,537
Net (loss) income (1)	$(13,808)	$10,257	$(107,445)
Net (loss) income per common share:
Basic	$(0.15)	$0.11	$(1.18)
Diluted	$(0.15)	$0.11	$(1.18)
Weighted average shares outstanding:
Basic	93,780	93,488	91,247
Diluted	93,780	95,853	91,247

(1)
Our income tax provision provided a net benefit of $54.0 million in fiscal 2011, due to the reversal of a significant portion of our U.S. valuation allowance in the fourth quarter of fiscal 2011. See Note 8 to our Consolidated Financial Statements, “Income Taxes,” for further information.

See accompanying notes to these consolidated financial statements.

F-3 | Page

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
ASSETS	(Dollars in Thousands, except share data)
Current assets:
Cash and cash equivalents	$165,242	$149,985
Accounts receivable, net	31,450	27,866
Current portion of installments receivable, net	33,184	38,703
Current portion of collateralized receivables	6,297	15,748
Unbilled services	1,592	2,319
Prepaid expenses and other current assets	16,219	10,819
Prepaid income taxes	283	1,151
Deferred income taxes-current	7,196	7,272
Total current assets	261,463	253,863
Non-current installments receivable, net	14,046	47,773
Non-current collateralized receivables	-	9,291
Property, equipment and leasehold improvements, net	7,037	6,730
Computer software development costs, net	1,689	2,813
Goodwill	19,399	18,624
Deferred income taxes- non-current	58,559	57,061
Other non-current assets	6,142	3,639
Total assets	$368,335	$399,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured borrowings	$10,756	$15,756
Accounts payable	2,566	2,099
Accrued expenses and other current liabilities	37,989	64,467
Income taxes payable	598	672
Deferred revenue	143,578	90,681
Current deferred tax liability	232	-
Total current liabilities	195,719	173,675
Long-term secured borrowings	-	9,157
Long-term deferred revenue	43,595	38,262
Other non-current liabilities	15,429	20,897
Commitments and contingencies (Note 9)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized— 3,636 shares as of June 30, 2012 and 2011 Issued and outstanding— none as of June 30, 2012 and 2011	-	-
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 96,663,580 shares at June 30, 2012 and 94,939,400 shares at June 30, 2011 Outstanding— 93,465,955 shares at June 30, 2012 and 94,238,370 shares at June 30, 2011	9,666	9,494
Additional paid-in capital	547,546	530,996
Accumulated deficit	(395,079)	(381,271)
Accumulated other comprehensive income	8,095	9,115
Treasury stock, at cost—3,197,625 shares of common stock at June 30, 2012 and 701,030 at June 30, 2011	(56,636)	(10,531)
Total stockholders’ equity	113,592	157,803
Total liabilities and stockholders' equity	$368,335	$399,794

See accompanying notes to these consolidated financial statements.

F-4 | Page

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional		Accumulated Other	Treasury Stock		Stockholders'	Total
	Number of Shares	$0.10 Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Number of Shares	Cost	Equity	Comprehensive Income (Loss)
	(Dollars in Thousands, except share data)
Balance June 30, 2009	90,326,513	$9,033	$497,478	$(283,593)	$7,005	233,464	$(513)	$229,410
Exercise of stock options	1,416,794	142	7,039	-	-	-	-	7,181	-
Issuance of restricted stock units	924,973	92	(4,132)	-	-	-	-	(4,040)	-
Stock-based compensation	-	-	15,344	-	-	-	-	15,344	-
Translation adjustment	-	-	-	-	520	-	-	520	520
Net loss	-	-	-	(107,445)	-	-	-	(107,445)	(107,445)
Balance June 30, 2010	92,668,280	9,267	515,729	(391,038)	7,525	233,464	(513)	140,970	(106,925)
Exercise of stock options	1,506,969	150	9,553	-	-	-	-	9,703	-
Issuance of restricted stock units	572,862	58	(3,943)	-	-	-	-	(3,885)	-
Conversion of warrants	424,753	42	(42)	-	-	-	-	-	-
Retirement of treasury stock	(233,464)	(23)	-	(490)	-	(233,464)	513	-	-
Repurchase of common stock	-	-	-	-	-	701,030	(10,531)	(10,531)	-
Stock-based compensation	-	-	9,699	-	-	-	-	9,699	-
Translation adjustment	-	-	-	-	1,590	-	-	1,590	1,590
Net income	-	-	-	10,257	-	-	-	10,257	10,257
Balance June 30, 2011	94,939,400	9,494	530,996	(381,271)	9,115	701,030	(10,531)	157,803	11,847
Exercise of stock options	1,204,010	120	8,793	-	-	-	-	8,913	-
Issuance of restricted stock units	520,170	52	(4,649)	-	-	-	-	(4,597)	-
Repurchase of common stock	-	-	-	-	-	2,496,595	(46,105)	(46,105)	-
Stock-based compensation	-	-	12,406	-	-	-	-	12,406	-
Translation adjustment	-	-	-	-	(1,020)	-	-	(1,020)	(1,020)
Net loss	-	-	-	(13,808)	-	-	-	(13,808)	(13,808)
Balance June 30, 2012	96,663,580	$9,666	$547,546	$(395,079)	$8,095	3,197,625	$(56,636)	$113,592	$(14,828)

See accompanying notes to these consolidated financial statements.

F-5 | Page

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2012	2011	2010
	(Dollars in Thousands)
Cash flows from operating activities:
Net (loss) income	$(13,808)	$10,257	$(107,445)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,278	5,336	6,551
Net foreign currency loss (gain)	953	(2,167)	3,227
Stock-based compensation	12,406	9,699	15,260
Deferred income taxes	(4,827)	(64,264)	(2,167)
Provision for bad debts	22	(2,755)	585
Write-down of investment	-	600	-
Other non-cash operating activities	(1,695)	453	53
Changes in assets and liabilities:
Accounts receivable	(4,285)	5,981	16,493
Unbilled services	734	(477)	(1,573)
Prepaid expenses, prepaid income taxes, and other assets	(3,918)	(773)	8,905
Installments and collateralized receivables	57,003	72,752	92,450
Accounts payable, accrued expenses and other liabilities	(1,583)	(12,758)	(2,385)
Deferred revenue	58,357	41,446	8,668
Net cash provided by operating activities	104,637	63,330	38,622
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(4,241)	(2,839)	(2,652)
Payments for acquisitions, net of cash acquired	(2,617)	-	-
Capitalized computer software development costs	(511)	(1,990)	(699)
Net cash used in investing activities	(7,369)	(4,829)	(3,351)
Cash flows from financing activities:
Exercise of stock options and warrants	8,913	9,703	7,181
Proceeds from secured borrowings	4,982	2,500	9,501
Repayments of secured borrowings	(44,892)	(32,051)	(44,342)
Repurchases of common stock	(46,105)	(10,531)	-
Payment of tax withholding obligations related to restricted stock	(4,597)	(3,885)	(4,040)
Net cash used in financing activities	(81,699)	(34,264)	(31,700)
Effect of exchange rate changes on cash and cash equivalents	(312)	803	(839)
Increase in cash and cash equivalents	15,257	25,040	2,732
Cash and cash equivalents, beginning of year	149,985	124,945	122,213
Cash and cash equivalents, end of year	$165,242	$149,985	$124,945

Supplemental disclosure of cash flow information:
Income tax paid (refunded), net	$2,707	$(2,112)	$2,541
Interest paid	4,206	5,476	8,057

See accompanying notes to these consolidated financial statements.

F-6 | Page

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Operations

Aspen Technology, Inc., together with its subsidiaries, is a leading global provider of mission-critical process optimization software solutions, which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed for companies in the process industries, which consist of energy, chemicals, engineering and construction, pharmaceuticals, consumer packaged goods, power, metals and mining, pulp and paper, and bio-fuels. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. We operate globally in 30 countries as of June 30, 2012.

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

We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements. We have not entered into any forward contracts since fiscal 2008.

(e)	Property and Equipment

Property and equipment are stated at cost. We provide for depreciation and amortization, primarily computed using the straight-line method, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Purchased software	3 - 5 years
Furniture and fixtures	3 - 10 years
Leasehold improvements	Life of lease or asset, whichever is shorter

F-7 | Page

Depreciation expense was $3.5 million, $3.8 million and $4.1 million for fiscal 2012, 2011 and 2010, respectively.

(f)	Revenue Recognition

Overview of Licensing Model Changes

Transition to the aspenONE Licensing Model

Prior to fiscal 2010, we offered term or perpetual licenses to specific products, or specifically defined sets of products, which we refer to as point products. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products. Customers typically received one year of post-contract software maintenance and support, or SMS, with their license agreements and then could elect to renew SMS annually.  Revenue from SMS was recognized ratably over the period in which the SMS was delivered.

In fiscal 2010, we began offering our aspenONE software as a subscription model, which allows our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire subscription term and customers are entitled to any software products or updates introduced into the licensed suite. Revenue is recognized over the term of the subscription on a ratable basis.

We also continue to offer customers the ability to license point products, but since fiscal 2010, have included SMS for the term of the arrangement. Beginning in fiscal 2012, we are unable to establish evidence of the fair value for the SMS component included in our point product arrangements, and revenue from these arrangements is now recognized on a ratable basis. In fiscal 2010 and 2011, license revenue from point product arrangements was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met.

The introduction of our aspenONE licensing model and the inclusion of SMS for the term of our point product arrangements did not change the method or timing of our customer billings or cash collections. Since the adoption of the aspenONE licensing model, our net cash provided by operating activities increased from $33.0 million in fiscal 2009 to $38.6 million in fiscal 2010, $63.3 million in fiscal 2011 and $104.6 million in fiscal 2012. During these periods we realized steadily improving free cash flow due to the continued growth of our portfolio of term license contracts as well as from the renewal of customer contracts on an installment basis that were previously paid upfront.

Impact of Licensing Model Changes

The principal accounting implications of the change in our licensing model are as follows:

●
The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, our product-related revenue for fiscal 2010, 2011 and 2012 was significantly less than the level achieved in the fiscal years preceding our licensing model change.

●
Under our aspenONE licensing model and for point product arrangements which include SMS for the contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

F-8 | Page

●
The introduction of our aspenONE licensing model resulted in operating losses for fiscal 2010, 2011 and 2012. The change to our licensing model did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue.  As a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and been renewed under our aspenONE licensing model, subscription and software revenue has steadily increased from the beginning of fiscal 2010 through fiscal 2012.

●
Under our aspenONE licensing model and for point products arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets.

●	Under our aspenONE licensing model and for point product arrangements with SMS included for the contract term, installments for license transactions are deferred and recognized on a ratable basis.

Introduction of our Enhanced SMS Offering

Beginning in fiscal 2012, we introduced an enhanced SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The enhanced SMS offering is being provided to new and existing customers of both our aspenONE licensing model and customers who have licensed point products with SMS included for the term of the arrangement.  Our annually renewable SMS offering continues to be available to customers with legacy term and perpetual license agreements.

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

Persuasive evidence of an arrangement— We use a contract signed by the customer as evidence of an arrangement for software licenses and SMS. For professional services we use a signed contract and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order are required by the customer, we consider both taken together as evidence of the arrangement.

Delivery of our product— Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of Free Carrier, Aspen Technology’s warehouse (i.e., FCA, named place). Our software license agreements do not contain conditions for acceptance.

F-9 | Page

Fee is fixed or determinable— We assess whether a fee is fixed or determinable at the outset of the arrangement. Significant judgment is involved in making this assessment.

Under our upfront revenue model, we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have an established history of collecting under the terms of these contracts without providing concessions to customers. In addition, we also assess whether a contract modification to an existing term arrangement constitutes a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include right of return or exchange. For license arrangements executed under the upfront revenue model, we recognize license revenue upon delivery of the software product, provided all other revenue recognition requirements are met.

With the introduction of our aspenONE licensing model and the changes to the licensing terms of our point product arrangements sold on a fixed-term basis, we cannot assert that the fees in these new arrangements are fixed or determinable because the rights provided to customers and the economics of the arrangements are not comparable to our transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due. For our term arrangements sold with SMS included for the term of the arrangement, this generally results in the fees being recognized ratably over the contract term.

Collection of fee is probable— We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness, economic conditions in the customer’s industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings and for professional services, but not for our software products or our new enhanced SMS offering. We assess VSOE for SMS and professional services based on an analysis of standalone sales of SMS and professional services, using the bell-shaped curve approach. In fiscal 2010 and 2011 we used the optional renewals of SMS on our legacy term license arrangements to support VSOE for SMS included in our fixed term point product arrangements which include SMS for the term of the arrangement.  We do not have a history of selling our enhanced SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this new deliverable.

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

Subscription and Software Revenue

Subscription and software revenue consists of product and related revenue from the following sources:

(i)	aspenONE subscription arrangements, including the bundled SMS;

(ii)	Point product arrangements with our enhanced SMS offering included for the contract term (referred to as point product arrangements with enhanced SMS);

(iii)
legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; and

F-10 | Page

(iv)	perpetual arrangements.

When a customer elects to license our products under our aspenONE licensing model, our enhanced SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. These agreements combine the right to use all software products within a given product suite with SMS for the term of the arrangement. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria noted above have been met.

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

Results of Operations Classification - Subscription and Software Revenue

Prior to fiscal 2012, subscription and software revenue were each classified separately on our consolidated statements of operations, because each type of revenue had different revenue recognition characteristics, and the amount of revenue attributable to each was material in relation to our total revenue.  Additionally, we were able to separate the residual amount of software revenue related to the software component of our point product arrangements which included SMS for the contract term, based on the VSOE for the SMS element.

As a result of the introduction of our enhanced SMS offering in fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our consolidated statements of operations beginning in the first quarter of fiscal 2012.

The following table summarizes the changes to our revenue classifications and the timing of revenue recognition of subscription and software revenue for fiscal 2012 compared to fiscal 2011 and fiscal 2010.  Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due.  The residual method refers to the recognition of the difference between the total arrangement fee and the undiscounted VSOE for the undelivered element, assuming all other revenue recognition requirements have been met.

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

F-11 | Page

 The following tables reconcile the amount of revenue recognized during fiscal 2012, 2011 and 2010, based on the revenue recognition methodology (dollars in thousands).  As illustrated below, the introduction of our enhanced SMS offering in fiscal 2012 has resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in fiscal 2012.

	Year Ended,			Year Ended,
	2012	2011	2010	2012	2011	2010
				% of Total
Subscription and software revenue:
Ratable (1)	$144,144	$58,459	$11,071	86.5%	56.4%	20.5%
Residual method (2)	22,544	45,240	42,920	13.5	43.6	79.5
Subscription and software revenue	$166,688	$103,699	$53,991	100.0%	100.0%	100.0%

(1)
During fiscal 2011 and 2010, the fair value of the SMS element of point product arrangements totaled $2.1 million and $0.7 million, respectively and was presented in the consolidated statements of operations as services and other revenue.  Effective July 1, 2011, the fee attributable to the SMS in point product arrangements is no longer separable since we are unable to establish VSOE, and as a result, is included within ratable revenue.

(2)

	Year Ended,
	2012	2011	2010
	(Dollars in thousands)
Residual method revenue:
Point products - Software	*	$20,190	$9,648
Legacy arrangements	20,586	22,761	31,400
Perpetual arrangements	1,958	2,289	1,872
Total residual method revenue	$22,544	$45,240	$42,920

* Effective July 1, 2011, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with enhanced SMS is recognized on a ratable basis.

Services and Other

SMS Revenue

SMS revenue includes the maintenance revenue recognized from arrangements for which we continue to have VSOE for the undelivered SMS offering.  For arrangements sold with our legacy SMS offering, SMS renewals are at the option of the customer, and the fair value of SMS is deferred and subsequently amortized into services and other revenue in consolidated statements of operations over the contractual term of the SMS arrangement.

For arrangements executed under the aspenONE licensing model or where point product licenses are sold with SMS for the contract term, the customer commits to SMS for the entire term of the arrangement. The revenue related to the SMS component of the aspenONE licensing model is reported in subscription and software revenue in the consolidated statements of operations.

In fiscal 2010 and 2011, the revenue related to the SMS deliverable of our point product licenses, for which we had VSOE, was reported in services and other revenue in the consolidated statements of operations. Beginning in fiscal 2012, we introduced an enhanced SMS offering to provide more value to our customers. We have not established VSOE for the enhanced SMS deliverable. As a result, the revenue related to the SMS element of these transactions is reported in subscription and software revenue in the consolidated statements of operations.

Professional Services

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We allocate the fair value of our professional services that are bundled with non-aspenONE subscription arrangements, and generally recognize the related revenue as the services are performed, assuming all other revenue recognition criteria have been met. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. Professional services revenue is recognized within services and other revenue in consolidated statements of operations. Project costs are based on standard rates, which vary by the consultant’s professional level, plus all direct expenses incurred to complete the engagement. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which have been reimbursed by customers are recorded as revenue.

F-12 | Page

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

For arrangements under the aspenONE licensing model and for point product arrangements with enhanced SMS, VSOE does not exist for the undelivered elements, and as a result, we are required to recognize the arrangement fees ratably (i.e., on a subscription basis) over the term of the license. Therefore, deferred revenue is recorded as each invoice comes due and revenue is recognized ratably over the associated license period.

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

Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2012, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

(g)	Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into consideration the customer’s credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are split between current and non-current in our consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our consolidated balance sheets. As a result, we did not have any past due installments receivable as of June 30, 2012.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, and customers’ past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 89% and 92% of our total installments receivable allowance for doubtful accounts at June 30, 2012 and June 30, 2011, respectively. In instances when an installment receivable that is reserved against ages into trade accounts receivable, the related reserve is transferred to our trade accounts receivable allowance.

F-13 | Page

We write-off receivables when they have been deemed uncollectible based on our judgment. In instances when we write-off specific customers’ trade accounts receivable, we also write-off any related current and non-current installments receivable balances. Any incremental interest income for installments receivable that has been reserved against is offset by an additional provision to the allowance for doubtful accounts.

The following table summarizes our net current and non-current installments receivable, net of related unamortized discount and allowance for doubtful accounts balances at June 30, 2012 and June 30, 2011 (dollars in thousands):

	Current	Non-current	Total
June 30, 2012
Installments receivable, gross	$34,958	$15,904	$50,862
Less: Unamortized discount	(1,617)	(1,833)	(3,450)
Less: Allowance for doubtful accounts	(157)	(25)	(182)
Installments receivable, net	$33,184	$14,046	$47,230

June 30, 2011
Installments receivable, gross	$41,407	$55,277	$96,684
Less: Unamortized discount	(1,937)	(7,383)	(9,320)
Less: Allowance for doubtful accounts	(767)	(121)	(888)
Installments receivable, net	$38,703	$47,773	$86,476

Under the aspenONE licensing model and for point product arrangements with SMS included for the contract term, installment payments are not considered fixed or determinable and, as a result, are not included in installments receivable. These future payments are included in billings backlog, which is not reflected on our consolidated balance sheets. Accordingly, future installments under our aspenONE licensing model are not considered financing receivables.

The following table shows a roll forward of our current and non-current allowance for doubtful accounts for the installments receivable balances during the fiscal years 2012, 2011 and 2010 (dollars in thousands):

	Current	Non-current	Total

Balance at June 30, 2010	$1,119	$1,196	$2,315
Transfers to accounts receivable	(993)	-	(993)
Transfers from non-current to current	757	(757)	-
Write-offs	(302)	(322)	(624)
Recoveries of previous write-offs	194	-	194
Provision for bad debts	(8)	4	(4)
Balance at June 30, 2011	$767	$121	$888
Transfers to accounts receivable	(782)	-	(782)
Transfers from non-current to current	127	(127)	-
Write-offs	(26)	(29)	(55)
Recoveries of previous write-offs	-	10	10
Provision for bad debts	71	50	121
Balance at June 30, 2012	$157	$25	$182

(h)	Allowance for Doubtful Accounts and Discounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when a loss is reasonably expected to occur. The allowance for doubtful accounts is established to represent the best estimate of the net realizable value of the outstanding accounts receivable. The development of the allowance for doubtful accounts is based on a review of past due amounts, historical write-off and recovery experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In addition, factors are developed utilizing historical trends in bad debts, returns and allowances.

F-14 | Page

We consider current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, our estimates of the recoverability of receivables could be further adjusted.

The following table presents our allowance for doubtful accounts activity for accounts receivable in fiscal 2012, 2011 and 2010, respectively (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Balance, beginning of year	$2,771	$7,000	$8,487
Provision for bad debts	(95)	(2,618)	437
Write-offs	(512)	(1,611)	(1,924)
Balance, end of year	$2,164	$2,771	$7,000

The decrease in the allowance for doubtful accounts was primarily due to write-offs for receivables deemed uncollectible and to a lesser extent, by new reserves during the current fiscal year.

The following table summarizes our accounts receivable and collateralized receivables balances, net of the related allowance for doubtful accounts and unamortized discounts, as of June 30, 2012 and 2011 (dollars in thousands). Collateralized receivables are presented in the consolidated balance sheets and in the table below net of unamortized discounts for future interest established at inception of the installment arrangement, and carry terms of up to five years. The unamortized discounts are recognized over the term of the installment arrangement as interest income using the effective interest method.

	Gross	Unamortized Discounts	Allowance	Net
June 30, 2012:
Accounts Receivable	$33,432	$-	$1,982	$31,450
Installments Receivable
Current	34,958	1,617	157	33,184
Non-current	15,904	1,833	25	14,046
	50,862	3,450	182	47,230
Collateralized Receivables
Current	6,500	203	-	6,297
Non-current	-	-	-	-
	$6,500	$203	$-	$6,297

June 30, 2011:
Accounts Receivable	$29,750	$-	$1,884	$27,866
Installments Receivable
Current	41,407	1,937	767	38,703
Non-current	55,277	7,383	121	47,773
	96,684	9,320	888	86,476
Collateralized Receivables
Current	16,371	623	-	15,748
Non-current	10,320	1,029	-	9,291
	$26,691	$1,652	$-	$25,039

(i)	Fair Value of Financial Instruments

Effective July 1, 2008, we adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), for financial assets and financial liabilities. Effective July 1, 2009, we adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities, and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs— Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

F-15 | Page

●
Level 2 Inputs— Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

●
Level 3 Inputs— Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Cash Equivalents.  Cash equivalents are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 Inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates the carrying value. The estimated fair value of secured borrowings exceeds the carrying value by $0.2 million as of June 30, 2012. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or “Level 2 Inputs.”

The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value Measurements at
	Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	(Level 1)	(Level 2)
June 30, 2012:
Assets:
Cash equivalents	$144,009	$-
Liabilities:
Secured borrowings	-	10,939

June 30, 2011:
Assets:
Cash equivalents	$139,000	$-
Liabilities:
Secured borrowings	-	25,964

At June 30, 2012 and 2011, we did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Certain non-financial assets, including goodwill, intangible assets and other non-financial long-lived assets, are measured at fair value using market and income approaches on a non-recurring basis when there is an indication that there may be a triggering event which could result in impairment.

(j)	Computer Software Development Costs

Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. In accordance with ASC Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed, we define the establishment of technological feasibility as the completion of a detailed program design. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the greater of (a) the amount computed using the ratio that current gross revenue for a product bears to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years. Software for internal use is capitalized in accordance with ASC Topic 350-40, Intangibles Goodwill and Other— Internal Use Software. At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. Total computer software costs capitalized were $0.5 million, $2.0 million and $0.7 million during the years ended June 30, 2012, 2011 and 2010, respectively. Total amortization expense charged to operations was approximately $1.6 million, $1.5 million and $2.2 million for the years ended June 30, 2012, 2011 and 2010, respectively. Computer software development accumulated amortization totaled $70.5 million and $68.9 million as of June 30, 2012 and 2011, respectively.

F-16 | Page

(k)	Foreign Currency Translation

The determination of the functional currency of subsidiaries is based on the subsidiaries’ financial and operational environment and is normally the local currency of the subsidiary. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to accumulated other comprehensive income, included in stockholders’ equity in the consolidated balance sheets. In all instances, foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. Foreign currency transaction gains and (losses) were ($3.7) million, $3.3 million and ($2.6) million in fiscal 2012, 2011 and 2010, respectively.

(l)	Net (Loss) Income Per Share

Basic earnings per share were determined by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted earnings per share were determined by dividing net (loss) income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards, warrants and other commitments to be settled in common stock are included in the calculation of diluted (loss) income per share based on the treasury stock method.

For the year ended June 30, 2011, certain employee equity awards were anti-dilutive under the treasury stock method. For year ended June 30, 2012 and 2010, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted net (loss) income per share and basic and diluted weighted average shares outstanding are as follows (dollars in thousands, except per share data):

	Year Ended June 30,
	2012	2011	2010

Net (loss) income	$(13,808)	$10,257	$(107,445)

Weighted average shares outstanding	93,780	93,488	91,247
Dilutive impact from:
Share-based payment awards	-	2,313	-
Warrants	-	52	-
Dilutive weighted average shares outstanding	93,780	95,853	91,247

Net (loss) income per common share
Basic	$(0.15)	$0.11	$(1.18)
Dilutive	$(0.15)	$0.11	$(1.18)

The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because the exercise price of the stock options exceeded the average market price of our common stock and/or their effect would be anti-dilutive at the balance sheet date (shares in thousands):

	Year Ended June 30,
	2012	2011	2010
Employee equity awards	6,554	1,728	8,642

(m)	Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, accounts receivable, installments receivable and collateralized receivables. We place our cash and cash equivalents in financial institutions management believes to be of high credit quality. Concentration of credit risk with respect to receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not generally require collateral or other security in support of our receivables. As of June 30, 2012 and 2011, no customer receivables represented more than 10% of total receivables.

F-17 | Page

(n)	Intangible Assets, Goodwill and Long-Lived Assets

Intangible Assets:

We include in our amortizable intangible assets those intangible assets acquired in our business and asset acquisitions. We amortize acquired intangible assets with finite lives over the estimated economic lives of the assets, generally using the straight-line method. Each period, we evaluate the estimated remaining useful life of acquired intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Acquired intangibles are removed from the accounts when fully amortized and no longer in use.

Intangible assets consist of the following as of June 30, 2012 (dollars in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Effect of currency translation	Net Carrying Amount	Weighted Average Remaining Life (in Years)
Technology and patents	$1,330	$(139)	$(84)	$1,107	2.7
Total	$1,330	$(139)	$(84)	$1,107	2.7

Amortization expense for technology and patents and customer relationships is included in operating expenses and amounted to $0.1 million and $0.2 million in fiscal 2012 and 2010, respectively. We did not have any acquired intangible assets as of June 30, 2011 and therefore there was no acquired intangible asset amortization expense in fiscal 2011. Amortization expense is expected to approximate $0.4 million, $0.4 million and $0.3 million for fiscal 2013, 2014, and 2015, respectively.

Goodwill:

The changes in the carrying amount of the goodwill by reporting unit for the fiscal years 2012 and 2011 were as follows (dollars in thousands):

	Reporting Unit
Asset Class	License	SMS, Training, and Other	Professional Services	Total
Balance as of June 30, 2010
Goodwill	$68,059	$14,871	$5,102	$88,032
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$2,490	$14,871	$-	$17,361

Effect of currency translation	(10)	1,273	-	1,263

Balance as of June 30, 2011
Goodwill	$68,049	$16,144	$5,102	$89,295
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$2,480	$16,144	$-	$18,624

Acquisitions	$1,641	$-	$-	$1,641

Effect of currency translation	(120)	(746)	-	(866)

Balance as of June 30, 2012
Goodwill	$69,570	$15,398	$5,102	$90,070
Accumulated impairment losses	(65,569)	-	(5,102)	(70,671)
	$4,001	$15,398	$-	$19,399

We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level in accordance with the provisions of ASC 350, Intangibles— Goodwill and Other.  We have elected December 31 as the annual impairment assessment date and perform additional impairment tests if triggering events occur.

F-18 | Page

We adopted ASU No. 2011- 08, Intangibles— Goodwill and Other (Topic 350): Testing Goodwill for Impairment, during fiscal 2012. In accordance with the provisions of ASU No. 2011-08, we must first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine based on this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the two-step goodwill impairment test. The first step requires us to determine the fair value of each reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is measured based upon the implied fair value of goodwill at the valuation date.

Fair value of a reporting unit is determined using a combined weighted average of a market-based approach (utilizing fair value multiples of comparable publicly traded companies) and an income-based approach (utilizing discounted projected cash flows). In applying the income-based approach, we would be required to make assumptions about the amount and timing of future expected cash flows, growth rates and appropriate discount rates. The amount and timing of future cash flows would be based on our most recent long-term financial projections. The discount rate we would utilize would be determined using estimates of market participant risk-adjusted weighted-average costs of capital and reflect the risks associated with achieving future cash flows.

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

Impairment of Long-Lived Assets:

We evaluate our long-lived assets, which include property and leasehold improvements for impairment as events and circumstances indicate that the carrying amount may not be recoverable. If we determine that an impairment review is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of our long-lived assets may not be recoverable, we would measure any impairment based on a discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is disclosed in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss). The components of accumulated other comprehensive income as of June 30, 2012, 2011 and 2010 consist of foreign currency translation adjustments.

(p)	Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

(q)	Accounting for Transfers of Financial Assets

We derecognize financial assets, specifically accounts receivable and installments receivable, when control has been surrendered in compliance with ASC Topic 860, Transfers and Servicing. Transfers of accounts receivable and installments receivable that meet the requirements of ASC 860 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable and installments receivable transferred are classified as collateralized receivables in the consolidated balance sheet and cash received from these transactions is classified as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. Once payment is received from a customer, the collateralized receivables and related secured borrowing balances are reduced.

F-19 | Page

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

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria. Refer to Note 9 for discussion of these matters and related liability accruals.

(t)	Advertising Costs

Advertising costs are expensed as incurred and are classified as sales and marketing expenses. We incurred advertising expenses of $2.2 million, $3.0 million and $2.7 million during fiscal 2012, 2011 and 2010, respectively. We had no prepaid advertising costs included in the accompanying consolidated balance sheets.

(u)	Research and Development Expense

We charge research and development expenditures to expense as the costs are incurred. Research and development expenses include salaries, direct costs incurred and building and overhead expenses.

(v)	Subsequent Events

We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no subsequent events to be disclosed based on this evaluation.

(w)	Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): “Testing Goodwill for Impairment.” ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing the two-step goodwill impairment test is not necessary if an entity determines based on this assessment that it is not likely that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted ASU No. 2011-08 during fiscal 2012. The adoption of ASU No. 2011-08 did not have a material effect on our financial position, results of operations or cash flows.

F-20 | Page

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as a part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single statement of comprehensive income or in two separate consecutive statements. ASU No. 2011-05 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2011; and should be applied retrospectively. We will adopt ASU No. 2011-05 during fiscal 2013. The adoption of ASU No. 2011-05 is not expected to have a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 establishes common fair value measurement and disclosure requirements in U.S. GAAP and IFRS and changes the wording used to describe the aforementioned requirements in U.S GAAP. ASU No. 2011-04 establishes additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. For these measurements, entities are required to disclose valuation processes used in developing fair values, as well as sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between them. ASU No. 2011-04 is effective for public entities for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 during fiscal 2012. The adoption of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 applies to repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial instruments before their maturity. ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control over the transferred assets and eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We adopted ASU No. 2011-03 during fiscal 2012. The adoption of ASU No. 2011-03 did not have a material effect on our financial position, results of operations or cash flows.

(3)	Restructuring Charges

All restructuring activities detailed below were initiated prior to fiscal 2010. We undertook no restructuring actions during fiscal 2012, 2011, or 2010.

During fiscal 2012, we recorded net restructuring credits of $0.3 million comprised of a credit of $0.5 million related to changes in the estimates of future operating costs and sublease assumptions partially offset by $0.2 million of accretion charges.

During fiscal 2011, we recorded net restructuring credits of $0.2 million comprised of a credit of $0.6 million related to changes in the estimates of future operating costs and sublease assumptions partially offset by $0.4 million of accretion charges.

During fiscal 2010, we recorded $1.1 million in restructuring charges. Of this amount, $0.7 million related to changes in the estimates of future operating costs and sublease assumptions related to our restructuring programs and $0.4 million related to accretion charges.

F-21 | Page

The following activity was recorded for the indicated years (dollars in thousands):

	Closure/ Consolidation of Facilities and Contract Termination Costs	Employee Severance, Benefits, and Related Costs	Total
Accrued expenses, June 30, 2009	$11,919	$299	$12,218
Fiscal 2010 payments	(4,535)	(297)	(4,832)
Restructuring charge - accretion	420	-	420
Change in estimate - revised assumption	710	(2)	708
Accrued expenses, June 30, 2010	$8,514	$-	$8,514
Fiscal 2011 payments	(4,066)	-	(4,066)
Restructuring charge - accretion	354	-	354
Change in estimate - revised assumption	(601)	-	(601)
Accrued expenses, June 30, 2011	$4,201	$-	$4,201
Fiscal 2012 payments	(2,998)	-	(2,998)
Restructuring charge - accretion	202	-	202
Change in estimate - revised assumption	(503)	-	(503)
Accrued expenses, June 30, 2012	$902	$-	$902

The accrued facility exit costs of $0.9 million are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets and are stated at estimated fair value, net of estimated sub-lease income of $1.4 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2017. Anticipated net cash payments to settle these liabilities amount to $0.9 million at June 30, 2012 and are expected to be made through fiscal 2017.

(4)	Secured Borrowings and Collateralized Receivables

We have transferred certain customer installment and trade receivables to financial institutions that are accounted for as secured borrowings. The transferred receivables serve as collateral under the receivable sales facilities. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 8.7% at June 30, 2012. We impute interest income on installment receivables which serve as collateral under the receivable sales facilities at approximately the same interest rate.

We maintain arrangements with General Electric Capital Corporation and Silicon Valley Bank (“SVB”) providing for borrowings that are secured by our installment and other receivable contracts, and for which limited recourse exists against us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by us as set forth in the program terms. Potential recourse obligations are primarily related to the SVB arrangement, which requires us to pay interest to SVB for a limited period when the underlying customer has not paid by the receivable due date. Payments related to this obligation have been less than $0.1 million for fiscal 2012, 2011 and 2010, respectively. Other than the specific items noted above, the financial institution bears the credit risk of the customers associated with the receivables the institution purchased. In the ordinary course of us acting as a servicing agent for receivables transferred to SVB, we may receive funds from customers that are processed and remitted onward to SVB. While in our possession, these cash receipts are contractually owned by SVB and are held by us on their behalf until remitted to the bank. We did not have any cash receipts held for the benefit of SVB in our cash balances and current liabilities as of June 30, 2012 and 2011. Any such amounts would be restricted from our use.

At June 30, 2012 and 2011, receivables totaling $6.3 million and $25.0 million, respectively, were pledged as collateral for the secured borrowings. The secured borrowings totaled $10.8 million and $24.9 million as of June 30, 2012 and 2011, respectively. The collateralized receivables are presented at their net present value. The interest rate implicit in the installment receivables was 8% as of June 30, 2012 and 2011. We recorded $1.2 million, $3.2 million and $6.2 million of interest income associated with the collateralized receivables for fiscal 2012, 2011 and 2010, respectively, and recognized $3.0 million, $5.3 million and $8.0 million of interest expense associated with the secured borrowings. Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the consolidated statements of cash flows. Reductions of secured borrowings are recognized as financing cash flows upon payment to the financial institution and operating cash flows from collateralized receivables are recognized upon customer payment of amounts due.

Since December 2007, we have not sold any receivables for the purpose of raising cash, but we have sold some large dollar receivables in order to fund the repurchase of several large groups of smaller receivables previously sold to the banks, for the purpose of simplifying our administration of the programs and replacing previously-financed receivables that have been superseded and repurchased. When previously-financed receivables contracts are superseded with new arrangements, the secured borrowings collateralized by those receivables become immediately due and payable. As a result, they are reported in accrued expenses and other current liabilities until payment is remitted to the financial institution.

F-22 | Page

Our current liability for amounts due to financing institutions totaled $0.3 million at June 30, 2012, a decrease of $25.7 million from June 30, 2011. The decrease relates primarily to the payment in full of a large previously-financed arrangement, which was superseded by the customer in fiscal 2011. In fiscal 2011, the $2.5 million of proceeds was used to replace the receivables that had been superseded in the fourth quarter of fiscal 2010, which totaled $4.2 million at June 30, 2010, as well as other agreements superseded during fiscal year 2011.

(5)	Supplemental Balance Sheet Information

Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following (dollars in thousands):

	Year Ended June 30,
	2012	2011
Property, equipment and leasehold improvements - at cost
Computer equipment	$10,528	$9,764
Purchased software	19,905	18,946
Furniture & fixtures	3,615	5,751
Leasehold improvements	3,044	3,709
Accumulated depreciation	(30,055)	(31,440)
Property, equipment and leasehold improvements - net	$7,037	$6,730

We account for asset retirement obligations in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations. Our asset retirement obligations relate to leasehold improvements for leased properties. As of June 30, 2012 and 2011, the balance of our asset retirement obligations was $0.7 million and $0.8 million, respectively.

Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following (dollars in thousands):

	Year Ended June 30,
	2012	2011
Royalties and outside commissions	$4,875	$3,158
Payroll and payroll-related	21,558	20,510
Restructuring accruals	814	3,259
Amounts due to financing institutions	254	26,038
Other	10,488	11,502
Total accrued expenses and other current liabilities	$37,989	$64,467

Other non-current liabilities in the accompanying consolidated balance sheets consist of the following (dollars in thousands):

	Year Ended June 30,
	2012	2011
Restructuring accruals	$88	$942
Deferred rent	1,532	2,139
Royalties and outside commissions	142	603
Other *	13,667	17,213
Total other non-current liabilities	$15,429	$20,897

*	Other is comprised primarily of our net reserve for uncertain tax liabilities. See Note 8, “Income Taxes” for additional information.

(6)	Common Stock and Warrants

Common Stock

On November 1, 2011, our Board of Directors approved a share repurchase program for up to $100 million worth of our common stock. This replaced the prior share repurchase program approved by the Board of Directors on October 29, 2010 for up to $40 million, which had approximately $17.0 million of remaining capacity at October 31, 2011.  The timing and amount of any shares repurchased are based on market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.  We repurchased 2,496,595 and 701,030 shares of our common stock for $46.1 million and $10.5 million during fiscal 2012 and 2011, respectively. As of June 30, 2012, the remaining dollar value under the stock repurchase program approved by our Board of Directors on November 1, 2011 was $66.4 million.

F-23 | Page

Warrants

In connection with the August 2003 Series D Preferred financing, we issued warrants with seven-year lives to purchase 7,267,286 shares of common stock at an exercise price of $3.33 per share. Prior to fiscal 2011, 6,636,646 warrants were exercised in a cashless exercise resulting in the issuance of 4,869,539 shares of common stock. During fiscal 2011, the remaining 630,640 warrants were exercised in a cashless exercise resulting in the issuance of 424,753 shares of common stock. There were no warrants outstanding at June 30, 2012 and 2011.

(7)	Stock-Based Compensation

Stock Compensation Plans

In April 2010, the shareholders approved the establishment of the 2010 Equity Incentive Plan (the 2010 Plan), which provides for the issuance of a maximum of 7,000,000 shares of common stock. The 2010 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2012, there were 5,108,019 shares of common stock available for issuance subject to awards under the 2010 Plan.

In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the issuance of a maximum of 4,000,000 shares of common stock. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 4,000,000 shares of common stock. As of June 30, 2012, there were 349,702 shares of common stock available for issuance subject to awards under the 2005 Plan.

General Award Terms

We issue stock options and restricted stock units to our employees and outside directors, pursuant to stockholder approved stock option plans. Option awards are generally granted with an exercise price equal to the market price of our stock at the closing price on the trading day prior to the date of grant; those options generally vest over four years and expire within 7 or 10 years of grant. Restricted stock units (RSUs) generally vest over four years. Historically, our practice has been to settle stock option exercises and RSU vesting through newly issued shares.

Stock Compensation Accounting

Our stock-based compensation is principally accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We adopted the simplified method related to accounting for the tax effects of share-based payment awards to employees under ASC Topic 718, Compensation— Stock Compensation (ASC 718). We use the “with-and-without” approach for determining if excess tax benefits are realized under ASC 718.

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

The weighted average estimated fair value of awards granted during fiscal 2012, 2011 and 2010 was $6.49, $4.99 and $3.96 respectively.

F-24 | Page

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2012	2011	2010
	Stock Option Plans	Stock Option Plans	Stock Option Plans
Risk-free interest rate	1.1%	1.3%	1.4%
Expected dividend yield	None	None	None
Expected life (in years)	4.6	4.6	3.4
Expected volatility factor	50%	53%	57%

The stock-based compensation expense and its classification in the accompanying consolidated statements of operations for fiscal 2012, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Recorded as expense:
Cost of service and other	$1,168	$945	$1,314
Selling and marketing	4,601	3,603	5,742
Research and development	1,334	1,152	1,880
General and administrative	5,303	3,999	6,324
Total stock-based compensation	$12,406	$9,699	$15,260

During the period from mid-September 2007 until November 9, 2009, and from November 16, 2009 to December 21, 2009, we did not maintain our status as a timely filer with the SEC and we were unable to issue stock-based compensation to our directors and employees. The Board of Directors approved the grant, as of November 9, 2009, of 2,727,033 RSUs and 264,640 stock options under the 2005 Stock Incentive Plan and the 2001 Stock Option Plan. A portion of these awards vested upon issuance. The immediate vesting of a portion of the November 2009 grant caused the higher level of stock-based compensation expense for fiscal 2010, as compared to fiscal 2011 and 2012.

A summary of stock option and RSU activity under all equity plans in fiscal 2012, 2011 and 2010 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	7,569,215	$7.61			150,613	$10.42
Granted	264,640	9.55			2,749,283	9.56
Settled (RSUs)	-				(1,333,370)	9.63
Exercised	(1,416,794)	5.07			-	-
Cancelled / Forfeited	(1,021,191)	13.90			(54,263)	9.66
Outstanding at June 30, 2010	5,395,870	$7.19			1,512,263	$9.58
Granted	1,030,154	11.21			788,928	11.02
Settled (RSUs)	-				(853,044)	9.91
Exercised	(1,506,969)	6.44			-	-
Cancelled / Forfeited	(194,750)	23.15			(109,771)	9.89
Outstanding at June 30, 2011	4,724,305	$7.64			1,338,376	$10.19
Granted	764,925	15.52			908,750	15.52
Settled (RSUs)	-	-			(770,170)	11.74
Exercised	(1,204,010)	7.40			-	-
Cancelled / Forfeited	(104,955)	12.65			(149,885)	12.12
Outstanding at June 30, 2012	4,180,265	$9.03	5.01	$59,034	1,327,071	$12.73

Vested and exercisable at June 30, 2012	3,214,482	$7.67	4.00	$49,754	-	-

Vested and expected to vest at June 30, 2012	3,987,372	$8.81	4.84	$57,184	1,088,779	$12.75

During fiscal 2012, 2011 and 2010, the weighted average grant-date fair value of RSUs granted was $15.52, $11.02 and $9.56, respectively. During fiscal 2012, 2011 and 2010 the total fair value of vested shares from RSU grants amounted to $14.0 million, $11.7 million and $13.1 million, respectively.

F-25 | Page

As of June 30, 2012, the total future unrecognized compensation cost related to stock options and RSUs was $4.8 million and $13.5 million, respectively, and is expected to be recorded over a weighted average period of 2.6 years and 2.5 years, respectively.

The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $14.6 million, $12.2 million and $8.3 million, respectively. We received $8.9 million, $9.7 million and $7.2 million in cash proceeds from option exercises during fiscal 2012, 2011 and 2010, respectively. We paid $4.6 million, $3.9 million and $4.0 million for withholding taxes on vested RSUs during fiscal 2012, 2011 and 2010, respectively.

At June 30, 2012, common stock reserved for future issuance or settlement under equity compensation plans was 11.0 million shares.

(8)	Income Taxes

Loss before provision for income taxes consists of the following (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Domestic	$(14,086)	$(50,395)	$(96,937)
Foreign	(1,066)	6,675	(3,971)
Loss before provision for taxes	$(15,152)	$(43,720)	$(100,908)

The (benefit from) provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
Federal —
Current	$-	$-	$2,586
Deferred	(3,409)	(60,004)	(2,490)
State —
Current	191	132	170
Deferred	33	(1,702)	-
Foreign —
Current	3,292	5,446	5,907
Deferred	(1,451)	2,151	364
	$(1,344)	$(53,977)	$6,537

The (benefit from) provision for income taxes differs from that based on the federal statutory rate due to the following (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Federal tax (benefit) provision at statutory rate	$(5,303)	$(15,302)	$(35,318)
State income taxes	124	86	-
Subpart F and dividend income	4,189	1,235	458
Foreign taxes and rate differences	1,001	2,218	6,445
Stock-based compensation	2,968	3,338	1,987
Tax credits	(3,913)	(4,524)	-
Tax contingencies	(2,385)	7,158	170
Return to provision adjustments	442	1,182	-
Valuation allowance	1,431	(48,830)	32,772
Other	102	(538)	23
(Benefit from) Provision for income taxes	$(1,344)	$(53,977)	$6,537

In fiscal 2012, our benefit from income taxes included the impact of the reversal of tax contingencies determined under the provisions of FIN 48, Accounting for Uncertain Tax Positions (currently included as provisions of ASC Topic 740).

In fiscal 2011, based on our evaluation of the realizability of our U.S. federal net operating loss carryforwards (NOLs), foreign tax credits, and R&D credits, we recognized a benefit from income taxes due to a significant reduction of our valuation allowance of $48.8 million. Also during fiscal 2011 we established tax contingencies of $7.2 million determined under FIN 48. These contingencies included penalties and interest, which were recorded as a component of our income tax expense.

F-26 | Page

Included in the fiscal 2010 provision for income taxes is an increase in the valuation allowance of $32.8 million. In July 2009, the Company introduced its aspenONE subscription model, resulting in a significant decrease in revenue and the incurrence of a significant loss in fiscal 2010 for both financial reporting and tax purposes. Given these factors, as of June 30, 2010, the Company concluded that it should maintain its valuation allowance.

We do not provide for deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations.

Deferred tax assets (liabilities) consist of the following at June 30, 2012 and 2011 (in thousands):

	Year Ended June 30,
	2012	2011
Deferred tax assets:
Federal and state credits	$4,000	$7,881
Foreign tax credits	38,870	33,805
Federal and state loss carryforwards	18,458	18,734
Foreign loss carryforwards	2,658	3,328
Revenue	3,682	2,123
Restructuring accruals	326	1,517
Other reserves and accruals	5,119	6,002
Intangible assets	1,037	1,398
Property and leasehold improvements	3,523	4,238
Other temporary differences	5,596	5,783
	83,269	84,809
Deferred tax liabilities:
Revenue	(714)	(475)
Intangible assets	(1,558)	(1,602)
Property, leasehold improvements, and other basis differences	(9,583)	(9,612)
Other temporary differences	(683)	(743)
	(12,538)	(12,432)
Valuation allowance	(5,626)	(8,045)
Net deferred tax assets	$65,105	$64,332

As of June 30, 2012 we maintain a valuation allowance in the U.S. primarily for certain R&D credits that are anticipated to expire unused. We also maintain a valuation allowance on certain foreign subsidiary NOL carryforwards because it is more likely than not that a benefit will not be realized.

As of June 30, 2012, we have available federal and state net operating loss (NOLs) carryforwards of $110.8 million. Of that amount, $64.2 million relate to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) which will be credited to additional paid- in-capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table above. The deferred tax asset related to the net carryforward value of $46.6 million is included in the table above.

As of June 30, 2012, we have foreign net operating loss carryforwards of $10.9 million which expire at various dates beginning in 2020 and others with no expiration date. We also have state research and development credits, and alternative minimum tax (AMT) credit carryforwards. The state research and development credits expire at various dates from 2013 through 2032, while the AMT credit carryforwards have unlimited carryforward periods.

We have determined that during fiscal 2011 we underwent an ownership change (as defined under Section 382 of the Internal Revenue Code of 1986, as amended). As such, the utilization of certain NOLs and tax credits are subject to an annual limitation. The annual limitation is not expected to impact the realizability of the deferred tax assets.

In accordance with the provisions of FIN 48, we establish reserves for uncertain tax positions that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of “more likely than not.” The tax provision included penalties and interest, which were recorded as a component of income tax expense. Tax liabilities under FIN 48 were recorded as a component of our other non-current liabilities. The actual amount of taxes due will not be known until examinations are completed, settled, or the audit periods are closed by statute.

F-27 | Page

A reconciliation of the reserve for uncertain tax positions is as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010

Uncertain tax positions, beginning of year	$24,835	$17,730	$19,238
Gross increases - tax positions in prior period	2,072	4,599	111
Gross decreases - tax positions in prior period	(1,468)	(1,025)	(958)
Gross increases - tax positions in current period	-	3,333	2,114
Gross decreases - payments	-	-	(332)
Gross decreases - lapse of statutes	(2,954)	(517)	(2,354)
Currency translation adjustment	(579)	715	(89)
Uncertain tax positions, end of year	$21,906	$24,835	$17,730

At June 30, 2012, the total amount of unrecognized tax benefits is $21.9 million, and of that amount, $18.1 million, if recognized, would reduce the effective tax rate. We do not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.

At June 30, 2012, we had approximately $1.9 million of accrued interest and $1.3 million of penalties related to uncertain tax positions. We recorded approximately $0.3 million benefit for interest and penalties during fiscal 2012.

Fiscal years 2004-2012 are open to audit in the United States and Canada.

Subsidiaries of the Company in a number of countries outside of the U.S. and Canada are also subject to tax audits. The Company estimates that the effects of such tax audits are not material to these consolidated financial statements.

(9)	Commitments and Contingencies

Operating Leases

We lease certain facilities and various office equipment under non-cancellable operating leases with terms in excess of one year. Rental expense, including short term leases, maintenance charges and taxes on leased facilities, was approximately $6.3 million, $6.7 million and $6.7 million for fiscal years 2012, 2011 and 2010, respectively.

Future minimum lease payments under these leases and scheduled sublease payments as of June 30, 2012 are as follows (dollars in thousands):

		Scheduled
	Gross	Sublease	Net
Year Ended June 30,	Payments	Payments	Payments
2013	$7,895	$850	$7,045
2014	4,996	163	4,833
2015	3,831	163	3,668
2016	1,984	163	1,821
2017	185	14	171
Thereafter	-	-	-
Total	$18,891	$1,353	$17,538

Due to various restructuring activities (refer to Note 3) in past years we have vacated certain of our leased space and are subleasing a portion of this space. The scheduled sublease payments are included in the table above. We have issued approximately $2.2 million of standby letters of credit in connection with certain facility leases that expire through 2016.

Litigation and Other Claims

(a)	ATME arbitration

Prior to October 6, 2009, we had an exclusive reseller relationship covering certain countries in the Middle East with AspenTech Middle East W.L.L., a Kuwaiti corporation (now known as Advanced Technology Middle East W.L.L.) that we refer to below as ATME. Effective October 6, 2009, we terminated the reseller relationship for material breach by ATME. Arbitration against ATME in the International Court of Arbitration of the International Chamber of Commerce, captioned Aspen Technology, Inc. v. AspenTech Middle East W.L.L., Case No. 16732/VRO followed termination of the reseller agreement.

F-28 | Page

On July 30, 2012 the Arbitral Tribunal issued a partial final award in our favor concluding that we acted lawfully in terminating the reseller agreement. The Tribunal concluded that ATME is liable to pay us damages of approximately $20 million, including interest, and approximately $5 million in costs. The award is final and binding, although the Tribunal has reserved certain other residual claims by us against ATME for subsequent determination by the Tribunal if required. Any potential financial impact related to this matter was not recorded during the fiscal year ended June 30, 2012.

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

(b)	Other

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

While the outcome of the proceedings and claims identified above cannot be predicted with certainty, there are no other such matters, as of June 30, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows. Liabilities related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at June 30, 2012, and are not material to our financial position for the period then ended.

(10)	Retirement and Profit Sharing Plans

We maintain a defined contribution retirement plan under Section 401(k) of the IRC covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee’s pretax contribution. In each of fiscal 2012, 2011 and 2010, we made matching contributions of approximately $1.8 million. Additionally, we participate in certain government mandated and defined contribution plans throughout the world for which we comply with all funding requirements.

F-29 | Page

(11)	Other Investments

In November 2000, we invested $0.6 million in a global chemical business-to-business e-commerce company supporting major chemical companies in Asia. We recorded a non-operating loss for the full value of this investment in fiscal 2011 due to the determination of an other-than-temporary impairment of its fair value.

(12)	Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our President and Chief Executive Officer.

We have three operating segments: license; SMS, training, and other; and professional services. The chief operating decision maker assesses financial performance and allocates resources based upon the three lines of business.

The license line of business is engaged in the development and licensing of software. The SMS, training, and other line of business provides customers with a wide range of support services that include on-site support, telephone support, software updates and various forms of training on how to use our products. The professional services line of business offers implementation, advanced process control, real-time optimization and other professional services in order to provide its customers with complete solutions.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of operating segments (dollars in thousands):

		SMS,
		Training, and	Professional
	License	Other	Services	Total
Year Ended June 30, 2012—
Segment revenue	$166,688	$54,025	$22,421	$243,134
Segment expenses	71,050	9,631	24,505	105,186
Segment operating profit (1)	$95,638	$44,394	$(2,084)	$137,948
Year Ended June 30, 2011—
Segment revenue	$103,699	$65,121	$29,334	$198,154
Segment expenses	66,821	13,495	25,404	105,720
Segment operating profit (1)	$36,878	$51,626	$3,930	$92,434
Year Ended June 30, 2010—
Segment revenue	$53,991	$74,862	$37,491	$166,344
Segment expenses	70,822	15,076	36,081	121,979
Segment operating profit (1)	$(16,831)	$59,786	$1,410	$44,365

(1)
The Segment operating profits reported reflect the direct expenses of the operating segment and contain certain allocations for selling and marketing, general and administrative, development, restructuring and other corporate expenses incurred in support of the segments.

F-30| Page

Reconciliation to Loss Before Provision for Taxes

The following table presents a reconciliation of total segment operating profit to loss before provision for income taxes (dollars in thousands):

	Year Ended June 30,
	2012	2011	2010
Total segment operating profit for reportable segments	$137,948	$92,434	$44,365
Cost of license and amortization for technology related costs	(10,617)	(5,213)	(6,437)
Marketing	(13,231)	(12,690)	(12,897)
Research and development	(47,391)	(41,932)	(39,124)
General and administrative and overhead	(69,611)	(77,723)	(78,889)
Stock-based compensation	(12,406)	(9,699)	(15,260)
Restructuring charges	301	247	(1,128)
Other (expense) income, net	(3,519)	2,919	(2,407)
Interest income, net	3,374	7,937	10,869
Loss before provision for income taxes	$(15,152)	$(43,720)	$(100,908)

Geographic Information:

Revenue to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenue are as follows:

	Year Ended June 30,
	2012	2011	2010
United States	29.5%	35.8%	38.2%
Europe	33.7	26.6	26.6
Other (1)	36.8	37.6	35.2
	100.0%	100.0%	100.0%

(1)	Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.

During fiscal 2012, 2011 and 2010, there were no customers that individually represented greater than 10% of our total revenue.

We have long-lived assets of approximately $15.4 million that are located domestically and $18.9 million that reside in other geographic locations as of June 30, 2012.

F-31 | Page

(13)	Quarterly Financial Data (Unaudited)

The following tables present quarterly consolidated statement of operations data for fiscal 2012 and 2011. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP (dollars in thousands, except per share data).

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2012	2012	2011	2011
Total revenue	$64,017	$61,337	$66,555	$51,225
Gross profit	50,916	48,907	53,630	37,404
(Loss) income from operations	(3,609)	(2,814)	7,041	(15,625)
Net (loss) income	(5,388)	(520)	3,836	(11,736)

Net (loss) income per common share:
Basic	$(0.06)	$(0.01)	$0.04	$(0.12)
Diluted	$(0.06)	$(0.01)	$0.04	$(0.12)
Weighted average shares outstanding:
Basic	93,563	93,583	93,902	94,065
Diluted	93,563	93,583	96,267	94,065

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2011	2011	2010	2010
Total revenue	$52,645	$52,601	$49,808	$43,100
Gross profit	37,495	42,209	36,253	29,852
(Loss) income from operations	(18,324)	(7,244)	(9,300)	(19,708)
Net income (loss)	41,681	(5,687)	(10,269)	(15,468)

Net (loss) income per common share:
Basic	$0.44	$(0.06)	$(0.11)	$(0.17)
Diluted	$0.43	$(0.06)	$(0.11)	$(0.17)
Weighted average shares outstanding:
Basic	94,169	93,862	93,252	92,689
Diluted	96,568	93,862	93,252	92,689

F-32 | Page

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
3.1	Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4
3.2	By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2
4.1	Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4
4.2	Rights Agreement dated March 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent, including form of Certificate of Designation of Series A Participating Cumulative Preferred Stock and form of Rights Certificate		8-K	March 27, 1998	4.1
4.2a	Amendment No. 1 dated October 26, 2001 to Rights Agreement dated march 12, 1998 between Aspen Technology, Inc. and American Stock Transfer and Trust Company, as Rights Agent		8-A/A	November 8, 2001	4.4
4.3	Form of WD Common Stock Purchase Warrants of Aspen Technology, Inc. dated August 14, 2003		8-K	August 22, 2003	99.3
10.1	Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1
10.1a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2
10.1b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3
10.1c	Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c
10.2	Sublease dated September 5, 2007 between Aspen Technology, Inc. and MA-Ten Canal Park L.L.C. regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3	Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington Massachusetts	10-K	April 11, 2008	10.3
10.4	System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology	10-K	April 11, 2008	10.4
10.5	Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology	10-K	April 11, 2008	10.5
10.6†	Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd. and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee	10-Q	March 15, 2005	10.1
10.6a†	Amendment No. 1 dated December 23, 2004 to Purchase and Sale Agreement dated October 6, 2004 among Aspen Technology, Inc., Hyprotech Company, AspenTech Canada Ltd., and Hyprotech UK Ltd. and Honeywell International Inc., Honeywell Control Systems Limited and Honeywell Limited—Honeywell Limitee	10-Q	March 15, 2005	10.2
10.7†	Hyprotech License Agreement dated December 23, 2004 between Aspen Technology, Inc. and Honeywell International, Inc.	10-Q	March 15, 2005	10.3
10.8†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Canada Ltd. and Honeywell Limited—Honeywell Limitee	10-Q	March 15, 2005	10.4
10.9†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech Company and Honeywell Limited—Honeywell Limitee	10-Q	March 15, 2005	10.5
10.10†	Hyprotech License Agreement dated December 23, 2004 between AspenTech Ltd. and Honeywell Control Systems Limited	10-Q	March 15, 2005	10.6
10.11†	Hyprotech License Agreement dated December 23, 2004 between Hyprotech UK Ltd. and Honeywell Control Systems Limited	10-Q	March 15, 2005	10.7
10.12	Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	10-K	April 11, 2008	10.13

10.12a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	10-K	April 11, 2008	10.13a
10.12b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation	10-K	April 11, 2008	10.13b
10.12c	Waiver and Consent Agreement dated March 31, 2009	10-K	June 30, 2009	10.13c
10.13	Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	February 17, 2004	10.1
10.13a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15a
10.13b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	March 15, 2005	10.1
10.13c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	March 15, 2005	10.8
10.13d	Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15d
10.13e	Fifth Amendment dated March 31, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	May 10, 2005	10.1
10.13f	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15f
10.13g	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15g

10.13h	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15h
10.13i	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	May 10, 2007	10.3
10.13j	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15j
10.13k	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15k
10.13l	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15l
10.13m	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	April 11, 2008	10.15m
10.13n	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	8-K	January 7, 2008	10.2
10.13o	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	February 19, 2009	10.2
10.13p	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	February 19, 2009	10.3

10.13q	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	February 19, 2009	10.4
10.13r	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	February 19, 2009	10.5
10.13s	Nineteenth Amendment dated May 15, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	June 30, 2009	10.15s
10.13t	Twentieth Amendment dated November 3, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-K	November 9, 2009	10.15t
10.13u	Twenty-first Amendment dated June 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	February 8, 2011	10.1
10.13v	Twenty-second Amendment dated December 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	February 8, 2011	10.2
10.13w	Twenty-third Amendment dated February 16, 2011 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	May 1, 2012	10.1
10.13x	Twenty-fourth Amendment dated February 15, 2012 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	10-Q	May 1, 2012	10.2
10.14	Investor Rights Agreement dated August 14, 2003 among Aspen Technology, Inc. and the Stockholders named therein	8-K	August 22, 2003	99.1
10.15	Management Rights Letter dated August 14, 2003 among Aspen Technology, Inc. and the entities named therein.	8-K	August 22, 2003	99.2
10.16^	Aspen Technology, Inc. 1995 Stock Option Plan	S-8	September 9, 1996	4.5

10.17^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan	10-K	April 11, 2008	10.37
10.18^	Aspen Technology, Inc. 1996 Special Stock Option Plan	10-K	September 29, 1997	10.23
10.19^	Aspen Technology, Inc. Restated 2001 Stock Option Plan	10-K	September 28, 2006	10.54
10.20^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan	10-Q	November 14, 2006	10.7
10.21^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)	10-K	November 9, 2009	10.39
10.22^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan	10-Q	November 14, 2006	10.8
10.23^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan	10-Q	November 14, 2006	10.9
10.24^	Form of Restricted Stock Unit Agreement-G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan	10-Q	November 14, 2006	10.10
10.25^	Terms and Conditions of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan	10-K	November 9, 2009	10.43
10.26^	Aspen Technology, Inc. 2010 Equity Incentive Plan	8-K	April 21, 2010	10.1
10.27^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan	10-K	September 2, 2010	10.42
10.28^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan	10-K	September 2, 2010	10.43
10.29^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.	10-K	April 11, 2008	10.45
10.30^	Aspen Technology, Inc. Director Compensation Policy	S-1	July 30, 2010	10.43
10.31^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2010	8-K	September 11, 2009	99.1
10.32^	Form of Aspen Technology, Inc. Executive Annual Incentive Bonus Plan for Fiscal 2011	8-K	August 4, 2010	10.1
10.33^	Amended Annual Incentive Plan (Fiscal Year 2012)	10-Q	November 1, 2011	10.1
10.34^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013)	8-K	July 26, 2012	10.1
10.35^	Amended and Restated Employment Agreement effective October 3, 2007, between Aspen Technology, Inc. and Mark Fusco	10-K	April 11, 2008	10.1

10.36^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco)		10-Q	February 9, 2010	10.1
10.37^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 1995 Stock Option Plan, as amended (Award Identification No. P040380)		8-K	January 5, 2007	10.1
10.38^	Amendment Number 1 dated December 29, 2006 to Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P040002)		8-K	January 5, 2007	10.2
10.39^	Amendment Number 1 dated December 29, 2006 to the Stock Option Agreement granted to Manolis E. Kotzabasakis on or about August 18, 2003 under Aspen Technology, Inc. 2001 Stock Option Plan, as amended (Award Identification No. P0405621)		8-K	January 5, 2007	10.3
10.40^	Offer letter dated June 24, 2009 by and between Aspen Technology, Inc. and Mark P. Sullivan		S-1	July 30, 2010	10.52
10.41^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2012)		8-K	July 20, 2011	10.1
21.1	Subsidiaries of Aspen Technology, Inc.		S-1	July 30, 2010	21.1
23.2	Consent of KPMG LLP	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(1)	The SEC File No. is 000-24786, other than Exhibit 10.14 (SEC File No. 333-11651), Exhibit 10.17 (SEC File No. 333-42536) and Exhibit 10.24 (001-34630).

†	Confidential treatment requested as to certain portions

^	Management contract or compensatory plan or arrangement

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