Form 10-Q
period 2012-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2012-11-01
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of October 25, 2012, there were 93,334,351 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34
Item 4.	Controls and Procedures.	35

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 6.	Exhibits.	38
	SIGNATURES

Our registered trademarks include aspenONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011
Revenue:
Subscription and software	$54,080	$31,910
Services and other	17,377	19,315
Total revenue	71,457	51,225
Cost of revenue:
Subscription and software	3,190	2,724
Services and other	9,148	11,097
Total cost of revenue	12,338	13,821
Gross profit	59,119	37,404
Operating expenses:
Selling and marketing	21,591	23,446
Research and development	15,766	13,769
General and administrative	12,768	15,887
Restructuring charges	40	(73)
Total operating expenses	50,165	53,029
Income (loss) from operations	8,954	(15,625)
Interest income	1,099	2,231
Interest expense	(257)	(1,092)
Other expense, net	(277)	(2,032)
Income (loss) before provision for (benefit from) income taxes	9,519	(16,518)
Provision for (benefit from) income taxes	5,106	(4,782)
Net income (loss)	$4,413	$(11,736)
Net income (loss) per common share:
Basic	$0.05	$(0.12)
Diluted	$0.05	$(0.12)
Weighted average shares outstanding:
Basic	93,428	94,065
Diluted	95,670	94,065

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three Months Ended
	September 30,
	2012	2011

Net income (loss)	$4,413	$(11,736)
Other comprehensive income (loss):
Foreign currency translation adjustments	$968	(193)
Total other comprehensive income (loss)	968	(193)
Comprehensive income (loss)	$5,381	$(11,929)

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	September 30,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$163,363	$165,242
Accounts receivable, net	22,923	31,450
Current portion of installments receivable, net	27,920	33,184
Collateralized receivables	4,875	6,297
Unbilled services	1,576	1,592
Prepaid expenses and other current assets	9,979	16,219
Prepaid income taxes	132	283
Current deferred tax assets	7,199	7,196
Total current assets	237,967	261,463
Non-current installments receivable, net	10,042	14,046
Property, equipment and leasehold improvements, net	7,881	7,037
Computer software development costs, net	1,445	1,689
Goodwill	19,995	19,399
Non-current deferred tax assets	54,383	58,559
Other non-current assets	7,117	6,142
Total assets	$338,830	$368,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured borrowings	$5,616	$10,756
Accounts payable	1,446	2,566
Accrued expenses and other current liabilities	26,774	37,989
Income taxes payable	489	598
Current deferred revenue	137,640	143,578
Current deferred tax liabilities	232	232
Total current liabilities	172,197	195,719
Non-current deferred revenue	42,890	43,595
Other non-current liabilities	15,545	15,429
Commitments and contingencies (Note 10)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized— 3,636 shares at September 30, 2012 and June 30, 2012
Issued and outstanding— none at September 30, 2012 and June 30, 2012	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares
Issued— 97,453,004 shares at September 30, 2012 and 96,663,580 shares at June 30, 2012
Outstanding— 93,538,774 shares at September 30, 2012 and 93,465,955 shares at June 30, 2012	9,745	9,666
Additional paid-in capital	553,855	547,546
Accumulated deficit	(390,666)	(395,079)
Accumulated other comprehensive income	9,063	8,095
Treasury stock, at cost—3,914,230 shares of common stock at September 30, 2012 and 3,197,625 at June 30, 2012	(73,799)	(56,636)
Total stockholders’ equity	108,198	113,592
Total liabilities and stockholders’ equity	$338,830	$368,335

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,413	$(11,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,317	1,412
Net foreign currency (gain) loss	(121)	1,275
Stock-based compensation	4,315	3,708
Deferred income taxes	4,222	(5,354)
Provision for bad debts	97	150
Other non-cash operating activities	3	13
Changes in assets and liabilities:
Accounts receivable	8,895	5,594
Unbilled services	38	611
Prepaid expenses, prepaid income taxes, and other assets	4,443	1,187
Installments and collateralized receivables	11,030	8,329
Accounts payable, accrued expenses, and other liabilities	(13,253)	(6,898)
Deferred revenue	(6,938)	6,982
Net cash provided by operating activities	18,461	5,273
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(1,800)	(386)
Insurance proceeds	2,222	—
Purchase of technology intangibles	(527)	—
Capitalized computer software development costs	—	(200)
Net cash used in investing activities	(105)	(586)
Cash flows from financing activities:
Exercise of stock options	4,048	2,232
Proceeds from secured borrowings	—	1,408
Repayments of secured borrowings	(5,394)	(2,232)
Repurchases of common stock	(17,163)	(9,172)
Payment of tax withholding obligations related to restricted stock	(1,976)	(1,187)
Net cash used in financing activities	(20,485)	(8,951)
Effect of exchange rate changes on cash and cash equivalents	250	(365)
Decrease in cash and cash equivalents	(1,879)	(4,629)
Cash and cash equivalents, beginning of period	165,242	149,985
Cash and cash equivalents, end of period	$163,363	$145,356

Supplemental disclosure of cash flow information:
Income tax paid, net	$1,034	$631
Interest paid	257	1,092

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2012, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

Unless the context requires otherwise, references to we, our and us refer to Aspen Technology, Inc. and its subsidiaries.

2.  Significant Accounting Policies

(a)         Overview of Licensing Model Changes

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

In fiscal 2010, we introduced the following changes to our licensing model:

(i)             Began offering our software on a subscription basis allowing our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire term of the arrangement and customers are entitled to any software products or updates introduced into the licensed suite. We refer to this license arrangement as our aspenONE licensing model.

(ii)          Began to include SMS for the entire term on our point product term arrangements.

Revenue related to our aspenONE licensing model is recognized over the term of the arrangement on a ratable basis. During fiscal 2010 and 2011, license revenue related to our point product arrangements with SMS included for the entire term of the arrangement was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met. Beginning in fiscal 2012, we were unable to establish evidence of the fair value for the SMS component and revenue from these arrangements is now recognized on a ratable basis.

The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. Since the introduction of these changes, our net cash provided by operating activities has increased in each annual period from $33.0 million in fiscal 2009 to $104.6 million in fiscal 2012.  During these periods we have realized steadily improving cash flow due to growth of our portfolio of term license contracts, as well as from the renewal of customer contracts, on an installment basis, that were previously paid upfront.

Impact of Licensing Model Changes

The principal accounting implications of the changes to our licensing model are as follows:

•                  The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  Accordingly, since the changes to our licensing model in fiscal 2010, our product-related revenue has been significantly less than the level achieved in the fiscal years preceding our licensing model changes.

•                  The changes to our licensing model resulted in operating losses for fiscal 2010, 2011 and 2012. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue. Subscription and software revenue has steadily increased from the beginning of fiscal 2010 as a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and have been renewed under either our aspenONE licensing model or as point product arrangements which include SMS for the contract term.

•                  The SMS component of our services and other revenue has decreased and been offset by a corresponding increase in subscription and software revenue as customers transition to our aspenONE licensing model or point product arrangements with Premier Plus SMS included for the full contract term. The entire arrangement fee, including the SMS component, is included within subscription and software revenue.

•                  Installment payments are not considered fixed or determinable, and as a result, are not included in installments receivable. Accordingly, our installments receivable balance has decreased as licenses previously executed under our upfront revenue model reached the end of their terms.

•                  The amount of our deferred revenue has increased as an increasing portion of revenue from our term license portfolio has been recognized on a ratable basis.

Introduction of our Premier Plus SMS Offering

Beginning in fiscal 2012, we introduced our Premier Plus SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The Premier Plus SMS offering is only provided to customers that commit to multi-year term licenses.  Our annually renewable legacy SMS offering continues to be available to customers with legacy term and perpetual license agreements.

The introduction of our Premier Plus SMS offering resulted in a change to the revenue recognition of point product arrangements that include Premier Plus SMS for the term of the arrangement.  Beginning in fiscal 2012, revenue associated with point product arrangements that include the Premier Plus SMS offering is being recognized on a ratable basis, whereas prior to fiscal 2012, revenue was recognized on the due date of each annual installment, provided all revenue recognition criteria were met.  The introduction of our Premier Plus SMS offering did not change the revenue recognition for our aspenONE licensing arrangements.

(b)         Revenue Recognition

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

Persuasive evidence of an arrangement—We use a signed contract as evidence of an arrangement for software licenses and SMS. For professional services we use a signed contract and a work proposal to evidence an arrangement. In cases where both a signed contract and a purchase order are required by the customer, we consider both taken together as evidence of the arrangement.

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

Under our upfront revenue model, we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have an established history of collecting under the terms of these contracts without providing concessions to customers. In addition, we also assess whether a contract modification to an existing term arrangement constitutes a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include a right of return or exchange. For license arrangements executed under the upfront revenue model, we recognize license revenue upon delivery of the software product, provided all other revenue recognition requirements have been met.

We cannot assert that the fees under our aspenONE licensing model and point product arrangements with Premier Plus SMS are fixed or determinable because the rights provided to customers, and the economics of the arrangements, are not comparable to our transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due.

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

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach.  We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this new deliverable.

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

Subscription and Software Revenue

Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model, including the bundled SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; and (iv) perpetual arrangements.

When a customer elects to license our products under our aspenONE licensing model, our Premier Plus SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria noted above have been met.

Our point product arrangements with Premier Plus SMS include SMS for the term of the arrangement. Since we do not have VSOE for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable. As a result, revenue is also recognized ratably over the term of the arrangement, once the four revenue recognition criteria have been met.

Perpetual license and legacy arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS.  We continue to have VSOE for the legacy SMS offering provided in support of these license arrangements and can therefore separate the undelivered elements.  Accordingly, the license fees for perpetual licenses and legacy arrangements continue to be recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements have been met.

Results of Operations Classification - Subscription and Software Revenue

Prior to fiscal 2012, subscription and software revenue were each classified separately on our unaudited consolidated statements of operations, because each type of revenue had different revenue recognition characteristics, and the amount of revenue attributable to each was material in relation to our total revenue. Additionally, we were able to separate the residual amount of software revenue related to the software component of our point product arrangements which included SMS for the contract term, based on the VSOE for the SMS element.

As a result of the introduction of our Premier Plus SMS offering in the first quarter of fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our consolidated statements of operations beginning in the first quarter of fiscal 2012.

The following tables summarize the amount of subscription and software revenue recognized on a ratable basis and under a residual method for the first quarter of fiscal 2013 and fiscal 2012, respectively.  Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due.  The residual method refers to the recognition of the difference between the total arrangement fee and the undiscounted VSOE for the undelivered element, assuming all other revenue recognition requirements have been met.

	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$51,153	$28,455	94.6%	89.2%
Residual method (1)	2,927	3,455	5.4	10.8%
Subscription and software revenue	$54,080	$31,910	100.0%	100.0%

(1) Residual method revenue detail

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Residual method revenue:
Legacy arrangements	$2,192	$3,115
Perpetual arrangements	735	340
Total residual method revenue	$2,927	$3,455

Services and Other

SMS Revenue

SMS revenue includes the maintenance revenue recognized from arrangements for which we continue to have VSOE for the undelivered SMS offering (legacy SMS offering).  For arrangements sold with our legacy SMS offering, SMS renewals are at the option of the customer, and the fair value of SMS is deferred and subsequently amortized over the contractual term of the SMS arrangement.

Professional Services Revenue

Professional services are provided to customers on a time-and-materials (T&M) or fixed-price basis. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.

If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In those circumstances in which committed professional services arrangements are sold as a single arrangement with, or in contemplation of, a new license arrangement, including under the aspenONE licensing model and for point product arrangements with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed, or (ii) the license term. We have occasionally been required to commit unanticipated additional resources to complete projects, which resulted in lower than anticipated income or losses on those contracts. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

When we provide professional services considered essential to the functionality of the software, we recognize the combined revenue from the sale of the software and related services using the completed contract or percentage-of-completion method.

Deferred Revenue

Deferred revenue includes amounts billed or collected in advance of revenue recognition, including arrangements under the aspenONE licensing model, for point product arrangements with Premier Plus SMS, professional services, and training.  Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS, VSOE does not exist for the undelivered elements, and as a result the arrangement fees are recognized ratably (i.e., on a subscription basis) over the term of the license and deferred revenue is recorded as each invoice comes due.

For arrangements under the upfront revenue model, a portion of the arrangement fee is generally recorded as deferred revenue due to the inclusion of an undelivered element, typically our legacy SMS offering or professional services. The amount of revenue allocated to undelivered elements is based on the VSOE for those elements using the residual method and is earned and recognized as revenue as each element is delivered.

(c)  Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into consideration the customer’s credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are split between current and non-current in our unaudited consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our unaudited consolidated balance sheets. As a result, we did not have any past due installments receivable as of September 30, 2012.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population of receivables and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, and customer’s credit rating and past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 94% and 89% of our total installments receivable allowance for doubtful accounts at September 30, 2012 and June 30, 2012, respectively. In instances when an installment receivable that is reserved ages into trade accounts receivable, the related reserve is transferred to our trade accounts receivable allowance.

We write off receivables when they have been deemed uncollectable based on our judgment. In instances when we write off specific customers’ trade accounts receivable, we also write off any related current and non-current installments receivable balances. Any incremental interest income for installments receivable that has been reserved is offset by an additional provision to the allowance for doubtful accounts.

As of September 30, 2012, our gross current and non-current installments receivable of $29.4 million and $11.3 million are presented net of unamortized discounts of $1.3 million and $1.2 million and net of allowance for doubtful accounts of $0.2 million and $0.1 million, respectively.  Provision for bad debts related to current and non-current installment receivables was not significant during the three months ended September 30, 2012 and September 30, 2011.

As of June 30, 2012, our gross current and non-current installment receivables of $35.0 million and $15.9 million are presented net of unamortized discounts of $1.6 million and $1.8 million, and net of allowance for doubtful accounts of $0.2 million and less than $0.1 million, respectively.

Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the contract term, the installment payments are not considered fixed or determinable and, as a result, are included on our unaudited consolidated balance sheet as installments receivable.

(d)         Loss Contingencies

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria. Refer to Note 10 for discussion of these matters and related liability accruals.

(e)          Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

3.  Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended September 30, 2012 are as follows (dollars in thousands):

	Reporting Unit
Asset Class	License	SMS, Training, and Other	Professional Services	Total
Balance as of June 30, 2012
Goodwill	$69,570	$15,398	$5,102	$90,070
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)
	$4,001	$15,398	$—	$19,399

Effect of currency translation	43	553	—	596

Balance as of September 30, 2012
Goodwill	$69,613	$15,951	$5,102	$90,666
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)
	$4,044	$15,951	$—	$19,995

We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other.

We adopted ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, during fiscal 2012. In accordance with the provisions of ASU No. 2011-08, we must first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine based on this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the two-step goodwill impairment test. The first step requires us to determine the fair value of each reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is measured based upon the implied fair value of goodwill at the valuation date.

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

We have elected December 31 as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for each reporting unit as of December 31, 2011 and based upon the results of our qualitative assessment determined that it is not likely that their respective fair values are less than their carrying amounts. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of this analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended September 30, 2012.

4.   Income Taxes

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates, as well as the impact of permanent items.  Our provision for income taxes for the three months ended September 30, 2012 differs from the tax computed at the U.S. federal statutory income tax rate due primarily to non-deductible stock-based compensation expense.  Our effective tax rate for the three months ended September 30, 2012 was a provision of 53.6% compared to a benefit of 29.0% for the three months ended September 30, 2011.

Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income and the timing of the temporary differences becoming deductible.  Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment. At September 30, 2012 our total valuation allowance was approximately $5.6 million.

We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest those earnings either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations.

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

Cash equivalents of $149.0 million and $144.0 million as of September 30, 2012, and June 30, 2012, respectively, are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates their carrying value. The estimated fair value of secured borrowings exceeded the carrying value by $0.1 million and $0.2 million as of September 30, 2012 and June 30, 2012, respectively. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or “Level 2 inputs.”

6.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable and collateralized receivables balances, net of the related allowance for doubtful accounts and unamortized discounts, as of September 30, 2012 and June 30, 2012 (dollars in thousands). Refer to Note 2(c) for a summary of our installments receivable balances.  Collateralized receivables are presented in the unaudited consolidated balance sheets and in the table below net of discounts for future interest established at inception of the installment arrangement and carry terms of up to five years.

		Unamortized
	Gross	Discounts	Allowance	Net
September 30, 2012:
Accounts Receivable	$24,854	$—	$1,931	$22,923
Collateralized Receivables - current	4,983	108	—	4,875
	$29,837	$108	$1,931	$27,798

June 30, 2012:
Accounts Receivable	$33,432	$—	$1,982	$31,450
Collateralized Receivables - current	6,500	203	—	6,297
	$39,932	$203	$1,982	$37,747

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following (dollars in thousands):

	September 30, 2012	June 30, 2012

Royalties and outside commissions	$4,507	$4,875
Payroll and payroll-related	10,995	21,558
Other	11,272	11,556
Total accrued expenses and other current liabilities	$26,774	$37,989

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following (dollars in thousands):

	September 30, 2012	June 30, 2012

Deferred rent	$1,266	$1,532
Other*	14,279	13,897
Total other non-current liabilities	$15,545	$15,429

*                                         Other is comprised primarily of our reserve for uncertain tax liabilities of $12.2 million as of September 30, 2012 and June 30, 2012, respectively.

7.  Stock-Based Compensation

General Award Terms

We issue stock options and restricted stock units (RSUs) to our employees and outside directors, pursuant to stockholder-approved equity compensation plans. Option awards are granted with an exercise price equal to the market price of our stock at the closing price on the trading day prior to the date of grant; those options generally vest over four years and expire within 7 or 10 years of grant. RSUs generally vest over four years. Historically, our practice has been to settle stock option exercises and RSU vesting through newly-issued shares.

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

The weighted average estimated fair value of awards granted during the three months ended September 30, 2012 and 2011 was $9.76 and $6.46, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	September 30,
	2012	2011
Risk-free interest rate	0.6%	1.2%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.9	4.6
Expected volatility factor	48.9%	49.6%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three months ended September 30, 2012 and 2011 are as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2012	2011
Recorded as expenses:
Cost of services and other	$343	$303
Selling and marketing	977	1,170
Research and development	741	348
General and administrative	2,254	1,887
Total stock-based compensation	$4,315	$3,708

A summary of stock option and RSU activity under all equity plans for the three months ended September 30, 2012 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	4,180,265	$9.03		$59,034	1,327,071	$12.73
Granted	494,336	23.38			583,059	23.38
Settled (RSUs)	—	—			(256,846)	13.86
Exercised	(613,201)	6.60			—	—
Cancelled / Forfeited	(31,300)	8.95			(18,308)	14.29
Outstanding at September 30, 2012	4,030,100	$11.16	5.60	$59,169	1,634,976	$16.33

Vested and exercisable at September 30, 2012	2,735,799	$8.44	4.13	$47,612	—	$—

Vested and expected to vest as of September 30, 2012	3,825,909	$10.86	5.42	$57,331	1,417,833	$16.32

The weighted average grant-date fair value of RSUs granted during the three months ended September 30, 2012 and 2011 was $23.38 and $15.50, respectively. During the three months ended September 30, 2012 and 2011, the total fair value of shares vested from RSU grants was $6.3 million and $3.8 million, respectively.

At September 30, 2012, the total future unrecognized compensation cost related to stock options and RSUs was $8.3 million and $22.9 million, respectively, and is expected to be recorded over a weighted average period of 3.0 years and 3.0 years, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $10.7 million and $1.8 million, respectively. We received $4.0 million and $2.2 million in cash proceeds from option exercises during the three months ended September 30, 2012 and 2011, respectively.  We paid $2.0 million and $1.2 million for withholding taxes on vested RSUs during the three months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, common stock reserved for future issuance or settlement under equity compensation plans was 10.2 million shares.

8.  Common Stock

On November 1, 2011, our Board of Directors approved a share repurchase program for up to $100 million worth of our common stock. This replaced the prior share repurchase program approved by the Board of Directors on October 29, 2010 for up to $40 million, which had approximately $17.0 million of remaining capacity at October 31, 2011. The timing and amount of any shares repurchased are based on market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.  We repurchased 716,605 shares of our common stock for $17.2 million during the three months ended September 30, 2012. We repurchased 2,496,595 shares of our common stock for $46.1 million during fiscal 2012. As of September 30, 2012, the remaining dollar value under the stock repurchase program approved by our Board of Directors was $49.2 million.

9.  Net Income (Loss) Per Share

Basic income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted income (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted net income (loss) per share based on the treasury stock method.

For the three months ended September 30, 2012 certain employee equity awards were anti-dilutive based on the treasury stock method. For the three months ended September 30, 2011, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended
	September 30,
	2012	2011

Net income (loss)	$4,413	$(11,736)

Weighted average shares outstanding	93,428	94,065

Dilutive impact from:
Share-based payment awards	2,242	—
Dilutive weighted average shares outstanding	$95,670	$94,065

Income (loss) per share
Basic	$0.05	$(0.12)
Dilutive	$0.05	$(0.12)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date (shares in thousands):

	Three Months Ended
	September 30,
	2012	2011
Employee equity awards	1,020	7,013

10. Commitments and Contingencies

(a)                                 ATME

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

On July 30, 2012 the Arbitral Tribunal issued a partial final award in our favor concluding that we acted lawfully in terminating the reseller agreement. The Tribunal concluded that ATME is liable to pay us damages of approximately $20 million, including interest, and approximately $5 million in costs. The award is final and binding, although the Tribunal has reserved certain other residual claims by us against ATME for subsequent determination by the Tribunal if required. Any potential financial impact related to this matter was not recorded as of September 30, 2012.

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

While the outcome of the proceedings and claims identified above cannot be predicted with certainty, there are no other such matters as of September 30, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows. Liabilities related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at September 30, 2012 and June 30, 2012, and are not material to our financial position for the periods then ended.

As of September 30, 2012 we do not believe that there is a reasonable possibility of a loss exceeding the amounts already accrued for the proceedings or matters discussed above.

11.  Segment and Geographic Information

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2 in the financial statements in our Form 10-K for the year ended June 30, 2012). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of operating segments (dollars in thousands):

	License	SMS, Training, and Other	Professional Services	Total
Three Months Ended September 30, 2012
Segment revenue	$54,080	$11,702	$5,675	$71,457
Segment expenses	15,095	1,824	5,521	22,440
Segment operating profit (1)	$38,985	$9,878	$154	$49,017
Three Months Ended September 30, 2011
Segment revenue	$31,910	$14,167	$5,148	$51,225
Segment expenses	16,552	2,692	6,398	25,642
Segment operating profit (loss) (1)	$15,358	$11,475	$(1,250)	$25,583

(1)          The segment operating profits (losses) reported reflect the direct expenses of the operating segment and contain certain allocations of selling and marketing, general and administrative, development, and do not contain restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Income (Loss) Before Income Taxes

The following table presents a reconciliation of total segment operating profit to income (loss) before income taxes for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Total segment operating profit for reportable segments	$49,017	$25,583
Cost of license	(3,190)	(2,724)
Marketing	(3,521)	(3,868)
Research and development	(12,986)	(11,573)
General and administrative	(9,735)	(13,107)
Information technology and overhead	(6,276)	(6,301)
Stock-based compensation	(4,315)	(3,708)
Restructuring charges	(40)	73
Other (expense) income, net	(277)	(2,032)
Interest income (net)	842	1,139
Income (loss) before income taxes	$9,519	$(16,518)

12.  Subsequent Events

We evaluated events occurring between September 30, 2012 and the date the financial statements were issued. There were no subsequent events to be disclosed based on this evaluation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes beginning on page 3.  In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read “Item 1A. Risk Factors,” of Part II for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30 of such year (for example, “fiscal 2013” refers to the year ending on June 30, 2013).

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

•                  Long-term license contracts with historically high renewal rates.

We have more than 1,500 customers globally. Our customers include manufacturers in process industries such as energy, chemicals, pharmaceuticals, consumer packaged goods, power, metals and mining, pulp and paper, and biofuels, as well as engineering and construction firms that help design and build process manufacturing plants.

We primarily license our software products through a subscription offering which we refer to as our aspenONE licensing model.  Our aspenONE products are organized into two suites: 1) engineering and 2) manufacturing and supply chain (MSC).  The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. Customers can change or alternate the use of multiple products in a licensed suite through the use of exchangeable units of measurement, or tokens, licensed in quantities determined by the customer. This licensing system enables customers to use products as needed and to experiment with different products to best solve whatever critical business challenges they face. Customers can increase their usage of our software by purchasing additional tokens as business needs evolve. We believe easier access to all of the aspenONE products will lead to increased software usage and higher revenue over time.

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

In fiscal 2010, we introduced the following changes to our licensing model:

(i)             Began offering our software on a subscription basis allowing our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire term of the arrangement and customers are entitled to any software products or updates introduced into the licensed suite. We refer to this license arrangement as our aspenONE licensing model.

(ii)          Began to include SMS for the entire term on our point product term arrangements.

Revenue related to our aspenONE licensing model is recognized over the term of the arrangement on a ratable basis. During fiscal 2010 and 2011, license revenue related to our point product arrangements with SMS included for the entire term of the arrangement was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met. Beginning in fiscal 2012, we were unable to establish evidence of the fair value for the SMS component and revenue from these arrangements is now recognized on a ratable basis.

The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. Since the introduction of these changes, our net cash provided by operating activities has increased in each annual period from $33.0 million in fiscal 2009 to $104.6 million in fiscal 2012.  During these periods we have realized steadily improving cash flow due to growth of our portfolio of term license contracts, as well as from the renewal of customer contracts, on an installment basis, that were previously paid upfront.

Impact of Licensing Model Changes

The principal accounting implications of the changes to our licensing model are as follows:

•                  The majority of our license revenue is no longer recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. Accordingly, since the changes to our licensing model in fiscal 2010, our product-related revenue has been significantly less than the level achieved in the fiscal years preceding our licensing model changes.

•                  The changes to our licensing model resulted in operating losses for fiscal 2010, 2011 and 2012. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue. Subscription and software revenue has steadily increased from the beginning of fiscal 2010 as a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and have been renewed under either our aspenONE licensing model or as point product arrangements which include SMS for the contract term. To the extent the remaining term license agreements executed under our upfront revenue model expire and are renewed, we expect to recognize levels of revenue and operating profit comparable to, or higher than, our pre-transition levels.

•                  The SMS component of our services and other revenue has, and is expected to continue to, decrease and continue to be offset by a corresponding increase in subscription and software revenue as customers transition to our aspenONE licensing model or point product arrangements with Premier Plus SMS included for the full contract term. The entire arrangement fee, including the SMS component, is included within subscription and software revenue.

•                  Installment payments are not considered fixed or determinable, and as a result, are not included in installments receivable. Accordingly, our installments receivable balance has, and is expected to continue to, decrease as licenses previously executed under our upfront revenue model reach the end of their terms.

•                  The amount of our deferred revenue has, and is expected to continue to, increase as an increasing portion of revenue from our term license portfolio is recognized on a ratable basis.

Introduction of our Premier Plus SMS Offering

Beginning in fiscal 2012, we introduced our Premier Plus SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The Premier Plus SMS offering is only provided to customers that commit to multi-year term licenses.  Our annually renewable legacy SMS offering continues to be available to customers with legacy term and perpetual license agreements.

The introduction of our Premier Plus SMS offering resulted in a change to the revenue recognition of point product arrangements that include Premier Plus SMS for the term of the arrangement.  Beginning in fiscal 2012, revenue associated with point product arrangements that include the Premier Plus SMS offering is being recognized on a ratable basis, whereas prior to fiscal 2012, revenue was recognized on the due date of each annual installment, provided all revenue recognition criteria were met.  The introduction of our Premier Plus SMS offering did not change the revenue recognition for our aspenONE licensing arrangements.

For additional information about the recognition of revenue under the upfront revenue model and our aspenONE licensing model, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2012.  Due to the accounting implications resulting from the changes to our licensing model, we believe that a number of performance indicators based on U.S.

generally accepted accounting principles, or GAAP, will be of limited value in assessing our performance, growth and financial condition until a significant majority of our license agreements executed under our upfront revenue model reach the end of their original terms and are renewed under our aspenONE licensing model. Accordingly, we are focusing on a number of other business metrics, including those described below under “—Key Business Metrics.”

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

Key Components of Operations

Revenue

Subscription and software revenue consists of product and related revenue from the following sources: (i) aspenONE licensing model, including the bundled SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term (referred to as point product arrangements with Premier Plus SMS); (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; and (iv) perpetual arrangements.

Results of Operations Classification - Subscription and Software Revenue

Prior to fiscal 2012, subscription and software revenue were each classified separately on our unaudited consolidated statements of operations, because each type of revenue had different revenue recognition characteristics, and the amount of revenue attributable to each was material in relation to our total revenue. Additionally, we were able to separate the residual amount of software revenue related to the software component of our point product arrangements which included SMS for the contract term, based on the VSOE for the SMS element.

As a result of the introduction of our Premier Plus SMS offering in the first quarter of fiscal 2012, the majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement.  Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our consolidated statements of operations beginning in the first quarter of fiscal 2012.

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

Cost of Revenue

Cost of Subscription and Software.  Our cost of subscription and software revenue consists of royalties, amortization of capitalized software and purchased intangibles, distribution fees, the costs of providing SMS on arrangements where the related revenue is recorded as subscription and software revenue, and costs related to delivery of software.

Cost of Services and Other.  Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing customers professional services, SMS on arrangements for which we have VSOE for the SMS element, and training.

Operating Expenses

Selling and Marketing Expenses.  Selling expenses consist primarily of the personnel and travel expenses related to the effort expended to license our products and services to current and potential customers, as well as for overall management of customer relationships. Marketing expenses include expenses needed to promote our company and our products and to acquire market research to help us better understand our customers and their business needs.

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

Other Expense, Net.  Other expense, net is comprised primarily of foreign currency exchange (losses) gains generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. We may enter into foreign currency forward contracts to attempt to minimize the adverse impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Historically, our foreign currency forward contracts have not been designated as hedging instruments and, therefore, do not qualify for fair value or cash flow hedge treatment under the criteria of Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging. Therefore, any unrealized gains and losses on the foreign currency forward contracts, as well as the underlying transactions we are attempting to shield from exchange rate movements, would be recognized as a component of other expense, net.

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

Key Business Metrics

Background

Since the changes to our licensing model in fiscal 2010, our product-related revenue has been significantly less than the level achieved in the fiscal years preceding the changes.  Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.  As a result, we believe that, for the next few years, a number of our performance indicators based on U.S. generally accepted accounting principles or GAAP, including revenue, gross profit, operating income (loss) and net income (loss), will be of limited value in assessing our performance, growth and financial condition until a significant majority of our license agreements executed under our upfront revenue model reach the end of their original terms and are renewed under our aspenONE licensing model or under a point product arrangement with Premier Plus SMS. Accordingly, we are focusing on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

To supplement our unaudited consolidated statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and it is also useful as a basis for comparing our performance with that of our competitors. To supplement our presentation of total cost of revenue and total operating costs presented on a GAAP basis, we use a non-GAAP measure of adjusted total costs, which excludes certain non-cash and non-recurring expenses. Management believes that this financial measure is useful to investors because it approximates the cash operating costs of the business. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to total cost of revenue and total operating costs as a measure of our total costs.

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

We believe TCV and TLCV are useful metrics for analyzing our business performance, particularly while we are transitioning to our aspenONE licensing model or to point product arrangements with Premier Plus SMS included for the full term and revenue comparisons between fiscal periods do not reflect the actual growth rate of our business. Comparing TCV and TLCV for different dates provides insight into the growth and retention rate of our business during the period between those dates.

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

We estimate that TLCV grew by approximately 2.3% during the first quarter of fiscal 2013, from $1.46 billion at June 30, 2012 to $1.50 billion at September 30, 2012. The growth was attributable primarily to an increase in the number of tokens or products licensed. We estimate that TCV grew by approximately 2.6% during the first quarter of fiscal 2013, from $1.68 billion at June 30, 2012 to $1.72 billion at September 30, 2012.

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, restructuring charges, and amortization of purchased intangibles, for the indicated periods (dollars in thousands):

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Total cost of revenue	$12,338	$13,821	$(1,483)	(10.7)%
Total operating expenses	50,165	53,029	(2,864)	(5.4)
Total expenses	62,503	66,850	(4,347)	(6.5)%
Less:
Stock-based compensation	(4,315)	(3,708)	(607)	16.4
Restructuring charges	(40)	73	(113)	*
Amortization of purchased intangibles	(103)	—	(103)	(100.0)
Adjusted total costs (non-GAAP)	$58,045	$63,215	$(5,170)	(8.2)%

* Not meaningful

Total expenses decreased by $4.3 million for the three months ended September 30, 2012 compared to the same period of the prior fiscal year. Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, restructuring charges, and amortization of purchased intangibles, decreased by $5.2 million for the three months ended September 30, 2012 compared to the same period of the prior fiscal year. The period-over-period decrease was primarily attributable to a reduction in legal costs of $1.7 million, lower compensation and related costs of $1.0 million, lower audit fees of $0.4 million, lower royalty and external commissions of $0.4 million, lower recruiting and related costs of $0.4 million and other less significant items that totaled $1.6 million. These decreases were partially offset by individually insignificant increases that totaled $0.3 million.

Stock-based compensation expense increased $0.6 million primarily due to the incremental expense associated with the August 2012 annual program grant which had a higher valuation than awards which reached the end of their vesting life in the quarter ended June 30, 2012. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities less the net impact of (a) purchase of property, equipment and leasehold improvements (b) insurance proceeds and (c) capitalized computer software development costs.

Customer collections and, consequently, cash flows from operating activities and free cash flow are primarily driven by license and services billings, rather than recognized revenue. As a result, the introduction of our aspenONE licensing model has not had an adverse impact on cash receipts. Until existing term license contracts are renewed and license-related revenue returns to prior year levels, we believe free cash flow is a more relevant measure of our financial performance than income statement profitability measures such as total revenue, gross profit, operating loss and net loss. Additionally, we also believe that free cash flow is often used by securities analysts, investors and other interested parties in the evaluation of software companies.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$18,461	$5,273
Purchase of property, equipment, and leasehold improvements	(1,800)	(386)
Insurance proceeds	2,222	—
Capitalized computer software development costs	—	(200)
Free cash flow (non-GAAP)	$18,883	$4,687

Total free cash flow increased $14.2 million during the three months ended September 30, 2012 as compared to the same period of the prior fiscal year.

We have realized steadily improving free cash flow due to growth of our portfolio of term license contracts as well as from the renewal of customer contracts on an installment basis that were previously paid upfront. Historically, certain customers elected to pay for their term licenses upfront, at a discount, rather than annually over the contract term. Contracts which were paid upfront resulted in increased cash flow variability, with higher cash flow in the period of the payment, but no cash flow in subsequent years of the contract term. Over the past few years we have reduced the incentive for customers to pay upfront by reducing the discount rate used to calculate the upfront payment. As a result, we expect our free cash flow to continue to improve as these arrangements reach the end of their terms and are renewed on an installment basis.

Critical Accounting Estimates and Judgments

Our unaudited consolidated financial statements are prepared in accordance with GAAP. The preparation of our interim financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our unaudited consolidated financial statements:

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

Persuasive evidence of an arrangement—We use a signed contract as evidence of an arrangement for software licenses and SMS. For professional services we use a signed contract and a work proposal to evidence an arrangement. In cases where both a signed contract and a purchase order are required by the customer, we consider both taken together as evidence of the arrangement.

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

Under our upfront revenue model, we are able to demonstrate that the fees are fixed or determinable for all arrangements, including those for our term licenses that contain extended payment terms. We have an established history of collecting under the terms of these contracts without providing concessions to customers. In addition, we also assess whether a contract modification to an existing term arrangement constitutes a concession. In making this assessment, significant analysis is performed to ensure that no concessions are given. Our software license agreements do not include a right of return or exchange. For license arrangements executed under the upfront revenue model, we recognize license revenue upon delivery of the software product, provided all other revenue recognition requirements have been met.

We cannot assert that the fees under our aspenONE licensing model and point product arrangements with Premier Plus SMS are fixed or determinable because the rights provided to customers, and the economics of the arrangements, are not comparable to our transactions with other customers under the upfront revenue model. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due.

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

Vendor-Specific Objective Evidence of Fair Value

We have established vendor-specific objective evidence of fair value, or VSOE, for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach.  We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this new deliverable.

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

Subscription and Software Revenue

Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model, including the bundled SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; and (iv) perpetual arrangements.

When a customer elects to license our products under our aspenONE licensing model, our Premier Plus SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the license, once the four revenue recognition criteria noted above have been met.

Our point product arrangements with Premier Plus SMS include SMS for the term of the arrangement. Since we do not have VSOE for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable. As a result, revenue is also recognized ratably over the term of the arrangement, once the four revenue recognition criteria have been met.

Perpetual license and legacy arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS.  We continue to have VSOE for the legacy SMS offering provided in support of these license arrangements and can therefore separate the undelivered elements.  Accordingly, the license fees for perpetual licenses and legacy arrangements continue to be recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements have been met.

Services and Other

SMS Revenue

SMS revenue includes the maintenance revenue recognized from arrangements for which we continue to have VSOE for the undelivered SMS offering (legacy SMS offering).  For arrangements sold with our legacy SMS offering, SMS renewals are at the option of the customer, and the fair value of SMS is deferred and subsequently amortized over the contractual term of the SMS arrangement.

Professional Services Revenue

Professional services are provided to customers on a time-and-materials, or (T&M, or fixed-price basis. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.

If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In those circumstances in which committed professional services arrangements are sold as a single arrangement with, or in contemplation of, a new license arrangement, including under the aspenONE licensing model and for point product arrangements with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed, or (ii) the license term. We have occasionally been required to commit unanticipated additional resources to complete projects, which resulted in lower than anticipated income or losses on those contracts. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

When we provide professional services considered essential to the functionality of the software, we recognize the combined revenue from the sale of the software and related services using the completed contract or percentage-of-completion method.

Please refer to Management’s Discussion and Analysis of Financial Condition and Result of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 for a discussion of our critical accounting policies and estimates related to accounting for income taxes and loss contingencies.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended				Increase / (Decrease)
	September 30,				Change
	2012		2011		%
Revenue:
Subscription and software	$54,080	75.7%	$31,910	62.3%	69.5%
Services and other	17,377	24.3	19,315	37.7	(10.0)
Total revenue	71,457	100.0	51,225	100.0	39.5
Cost of revenue:
Subscription and software	3,190	4.5	2,724	5.3	17.1
Services and other	9,148	12.8	11,097	21.7	(17.6)
Total cost of revenue	12,338	17.3	13,821	27.0	(10.7)
Gross profit	59,119	82.7	37,404	73.0	58.1
Operating expenses:
Selling and marketing	21,591	30.2	23,446	45.8	(7.9)
Research and development	15,766	22.1	13,769	26.9	14.5
General and administrative	12,768	17.9	15,887	31.0	(19.6)
Restructuring charges	40	0.1	(73)	(0.1)	*
Total operating expenses	50,165	70.2	53,029	103.5	(5.4)
Income (loss) from operations	8,954	12.5	(15,625)	(30.5)	*
Interest income	1,099	1.5	2,231	4.4	(50.7)
Interest expense	(257)	(0.4)	(1,092)	(2.1)	(76.5)
Other expense, net	(277)	(0.4)	(2,032)	(4.0)	(86.4)
Income (loss) before provision for (benefit from) income taxes	9,519	13.3	(16,518)	(32.2)	*
Provision for (benefit from) income taxes	5,106	7.1	(4,782)	(9.3)	*
Net income (loss)	$4,413	$6.2%	$(11,736)	(22.9)%	* %

* Not meaningful

Revenue

Total revenue during the three months ended September 30, 2012 increased by $20.2 million compared to the corresponding period of the prior fiscal year.  The increase was due to higher subscription and software revenue of $22.2 million, partially offset by lower services and other revenue of $2.0 million.

Subscription and Software Revenue

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Subscription and software revenue	$54,080	$31,910	$22,170	69.5%
As a percent of revenue	75.7%	62.3%

The increase in subscription and software revenue during the three months ended September 30, 2012, compared to the corresponding period of the prior fiscal year, was primarily the result of a larger base of arrangements being recognized on a ratable basis during the current quarter. We expect subscription and software revenue to continue to increase as customers renew expiring contracts formerly on the upfront revenue model. While we are transitioning to our aspenONE licensing model, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.

The following table summarizes the amount of subscription and software revenue recognized on a ratable basis and under the residual method for the three months ended September 30, 2012 and 2011, respectively. As illustrated below, the introduction of aspenONE licensing model and the inclusion of our Premier Plus SMS offering with point product arrangements resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in the first quarter of fiscal 2013 and 2012.

	Three Months Ended		Three Months % of
	September 30,		Total Change
	2012	2011	2012	2011
Subscription and software revenue:
Ratable	$51,153	$28,455	94.6%	89.2%
Residual method (1)	2,927	3,455	5.4	10.8
Subscription and software revenue	$54,080	$31,910	100%	100.0%

(1) Residual method revenue detail

	Three Months Ended
	September 30,
	2012	2011
Residual method revenue:
Legacy arrangements	$2,192	$3,115
Perpetual arrangements	735	340
Total residual method revenue	$2,927	$3,455

As noted in the table above, we recognized $2.2 million of revenue related to legacy arrangements during the three months ended September 30, 2012, compared to $3.1 million in the corresponding period of the prior fiscal year. Going forward, we expect residual method revenue from legacy arrangements to decrease and be replaced with term-based licensing agreements that are recognized on a ratable basis.  We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue during the remainder of fiscal 2013 and beyond.

Services and Other Revenue

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Professional services revenue	$5,675	$5,148	$527	10.2%
SMS and other revenue	11,702	14,167	(2,465)	(17.4)
Services and other revenue	$17,377	$19,315	$(1,938)	(10.0)%
As a percent of revenue	24.3%	37.7%

Professional Services Revenue

The period-over-period increase in professional services revenue was primarily due to the favorable timing of revenue recognition on certain arrangements. During the three months ended September 30, 2012, we deferred the recognition of $0.7 million of professional services revenue on certain arrangements that did not meet the requirements for revenue recognition. By comparison, during the three months ended September 30, 2011, we deferred the recognition of $0.9 million of revenue on similar arrangements.

Under the aspenONE licensing model, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than under the upfront revenue model. During the three months ended September 30, 2012 and 2011, we had net deferrals of $0.8 million and $1.2 million for professional services bundled with aspenONE transactions.

SMS and Other Revenue

SMS and other revenue includes revenue from annually renewed legacy SMS, offered in support of our perpetual and legacy term arrangements.

SMS and other revenue decreased by $2.5 million during the three months ended September 30, 2012 compared to the corresponding period of the prior fiscal year. The decrease was primarily due to customers transitioning from legacy term and perpetual arrangements to term license arrangements that include Premier Plus SMS for the contract term. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS, the entire arrangement fee is included within subscription and software revenue. We expect legacy SMS revenue related to perpetual arrangements and legacy term arrangements to continue to decrease as additional customers transition to our aspenONE licensing model.  Over the next few years we expect that SMS revenue will represent less than 10% of our total revenue, at which time we would include SMS revenue in our subscription and software line in our unaudited consolidated statements of operations.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Cost of subscription and software revenue	$3,190	$2,724	$466	17.1%
Gross margin	94.1%	91.5%

The period-over-period increase in cost of subscription and software revenue during the three months ended September 30, 2012 was due to a larger percentage of SMS services being provided to customers under our aspenONE licensing model and point product arrangements with Premier Plus SMS. We allocate the portion of SMS cost associated with providing support services on subscription and software arrangements to match the expense with the related revenue. As more customers transition to the aspenONE licensing model, more of the related SMS costs will be included in cost of subscription and software revenue.

Cost of Services and Other Revenue

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Cost of services and other revenue	$9,148	$11,097	$(1,949)	(17.6)%
Gross margin	47.4%	42.5%

Cost of services and other revenue includes the cost of providing professional services, training, annually renewed legacy SMS, and other revenue.

Cost of Professional Services Revenue

The cost of professional services revenue decreased $1.0 million during the three months ended September 30, 2012 compared to the corresponding period of the prior fiscal year. The decrease was primarily attributable to lower compensation and related costs.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $0.9 million during the three months ended September 30, 2012 compared to the corresponding period of the prior fiscal year. The period-over-period decrease in cost of SMS and other revenue was primarily due to the growth of our subscription-based revenue and the associated higher allocation of SMS support costs being reported in cost of subscription and software revenue. As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of the costs of our SMS business to be presented in cost of subscription and software revenue.

Gross margin on cost of services and other revenue increased from 42.5% during the three months ended September 30, 2011 to 47.4% during the corresponding period of the current fiscal year. Gross margin on professional services increased largely due to the reduction in the cost of professional services as noted above.  However, as the gross margin on SMS has historically been higher than on professional services and SMS revenue continues to migrate to subscription and software revenue, we expect the gross margin on services and other revenue to decrease.

Selling and Marketing Expense

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Selling and marketing expense	$21,591	$23,446	$(1,855)	(7.9)%
As a percent of revenue	30.1%	45.8%

The period-over-period decrease in selling and marketing expense during the three months ended September 30, 2012 was primarily the result of lower commissions of $1.8 million.

Research and Development Expense

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Research and development expense	$15,766	$13,769	$1,997	14.5%
As a percent of revenue	22.1%	26.9%

The period-over-period increase in research and development expense during the three months ended September 30, 2012 was primarily the result of higher compensation and related costs of $2.0 million, due to higher headcount.

General and Administrative Expense

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
General and administrative expense	$12,768	$15,887	$(3,119)	(19.6)%
As a percent of revenue	17.9%	31.0%

The period-over-period decrease in general and administrative expense during the three months ended September 30, 2012 was primarily attributable to a reduction in legal costs of $1.7 million lower audit fees of $0.5 million, and other less significant items that totaled $0.9 million, net.

Interest Income

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Interest income	$1,099	$2,231	$(1,132)	(50.7)%
As a percent of revenue	1.5%	4.4%

The period-over-period decrease in interest income during the three months ended September 30, 2012 was primarily attributable to the continued decrease of our collateralized and installments receivables portfolios. We expect interest income to continue to decrease going forward.

Interest Expense

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Interest expense	$(257)	$(1,092)	$835	(76.5)%
As a percent of revenue	(0.4)%	(2.1)%

The period-over-period decrease in interest expense during the three months ended September 30, 2012 was primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements. We expect interest expense to continue to decrease going forward.

Other Expense, Net

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Other expense, net	$(277)	$(2,032)	$1,755	(86.4)%
As a percent of revenue	(0.4)%	(4.0)%

Other expense, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other expense, net also includes miscellaneous non-operating gains and losses.

During the three months ended September 30, 2012 and 2011, other expense net was comprised of $0.3 million and $2.0 million of net currency losses, respectively.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Fiscal 2013 Compared to Fiscal 2012
	2012	2011	$	%
Provision for (benefit from) income taxes	$5,106	$(4,782)	$9,888	*
Effective tax rate	53.6%	(29.0)%

* Not meaningful

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates, as well as the impact of permanent items.  Our effective tax rate for the first three months of fiscal 2013 was a provision of 53.6% compared to a benefit of 29.0% for the first three months of fiscal 2012.  In the first quarter of fiscal 2013, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of non-deductible stock-based compensation.  In the first quarter of fiscal 2012, our income tax benefit was driven primarily by losses within the period and our belief that it is more likely than not that we will recognize this benefit in the future.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations principally with cash generated from operating activities. As of September 30, 2012, our principal sources of liquidity consisted of $163.4 million in cash and cash equivalents. We previously maintained a bank credit facility, which we decided not to renew or extend when it matured in the third quarter of fiscal 2012.

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

The following table summarizes our cash flow activities for the periods indicated (dollars in thousands):

	Three Months Ended
	September,
	2012	2011
Cash flow provided by (used in):
Operating activities	$18,461	$5,273
Investing activities	(105)	(586)
Financing activities	(20,485)	(8,951)
Effect of exchange rates on cash balances	250	(365)
Decrease in cash and cash equivalents	$(1,879)	$(4,629)

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

Cash from operating activities provided $18.5 million during the three months ended September 30, 2012. This amount resulted from a net income of $4.4 million, adjusted for non-cash items of $9.8 million and a net $4.2 million source of cash due to decreases in operating assets and increases in operating liabilities.

Non-cash expenses within net income consisted primarily of $4.3 million for stock-based compensation expense, deferred income tax expense of $4.2 million, and $1.3 million of depreciation and amortization.

A decrease in operating assets and an increase in operating liabilities contributed $4.2 million to net cash from operating activities. The cash generated from this change consisted of decreases in installments and collateralized receivables totaling $11.0 million, decreases in accounts receivable and unbilled services of $8.9 million, and decreases in prepaid expenses, prepaid income taxes, and other assets of $4.4 million. Partially offsetting these sources of cash were reductions in accounts payable, accrued expenses, income taxes payable and other liabilities of $13.2 million and a reduction in deferred revenue of $6.9 million.

Investing Activities

During the first quarter of fiscal 2013, we used $0.1 million of cash for investing activities. The cash used consisted of $1.8 million related to capital expenditures, primarily related to computer hardware and software expenditures and $0.5 million used for the purchase of technology intangibles. Partially offsetting these uses of cash was the receipt of $2.2 million for insurance proceeds. We do not currently expect our future investment in capital expenditures to be materially different from recent levels in the foreseeable future. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the three months ended September 30, 2012, we used $20.5 million of cash for financing activities.  We paid $17.2 million for the repurchase of our common stock, made net payments on secured borrowings of $5.4 million, received proceeds of $4.1 million from the exercise of employee stock options, and paid withholding taxes of $2.0 million on vested and settled restricted stock units during the three months ended September 30, 2012.

Since the first quarter of fiscal 2012, we have increased our cash balance while using cash to repurchase our common stock and reduce secured borrowings and amounts due to financing institutions.

	Three Months Ended
	September,
	2012	2011
Cash and cash equivalents	$163,363	$145,356
Treasury stock	73,799	19,703
Secured borrowings	5,616	24,809
Amounts due to financial institutions	—	25,297

Borrowings Collateralized by Receivable Contracts

We maintain arrangements with financial institutions providing for borrowings that are secured by our installments receivable contracts, and for which limited recourse exists against us. Under these programs, we and the financial institution must agree to enter into each transaction and negotiate the amount borrowed and interest rate secured by each receivable. The customers’ payments of the underlying receivables fund the repayment of the related amounts borrowed. We can be required to repurchase the receivables under certain limited circumstances in case of specific defaults by us as set forth in the program terms. To date, we have never been required to repurchase for events of default. The weighted average interest rate on the secured borrowings was 9.1% at September 30, 2012. The collateralized receivables earn interest income, and the secured borrowings accrue borrowing costs at approximately the same interest rate.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing the two-step goodwill impairment test is not necessary if an entity determines based on this assessment that it is not likely that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted ASU No. 2011-08 during the second quarter of fiscal 2012. The adoption of ASU No. 2011-08 did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as a part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires entities to present all non-owner changes in stockholders’ equity either on the face of the financial statements or in the notes. The non-owner changes in stockholders’ equity are required to be presented on the face of the financial statements either as a single statement of comprehensive income or as two separate consecutive statements. ASU No. 2011-05 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted ASU No. 2011-05 during the first quarter of fiscal 2013. The adoption of ASU No. 2011-05 did not have a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 establishes common fair value measurement and disclosure requirements in U.S. GAAP and IFRS and changes the wording used to describe the aforementioned requirements in U.S GAAP ASU No. 2011-04, which established additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. For these measurements, entities are required to disclose valuation processes used in developing fair values, as well as sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between them. ASU No. 2011-04 is effective for public entities for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 during the third quarter of fiscal 2012. The adoption of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 applies to repurchase and other agreements that both entitle and obligate the transferor to repurchase or redeem financial instruments before their maturity. ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control over the transferred assets and eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We adopted ASU No. 2011-03 during the third quarter of fiscal 2012. The adoption of ASU No. 2011-03 did not have a material effect on our financial position, results of operations or cash flows.

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

During the three months ended September 30, 2012 and 2011, 20.4% and 23.3% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended September 30, 2012 and 2011, we recorded $0.3 million and $2.0 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the three months ended September 30, 2012 and 2011 by $1.3 million and $1.2 million, respectively.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At September 30, 2012, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.         Controls and Procedures

a)             Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, and due to the material weakness in our internal controls over financial reporting described in Management’s Report on Internal Controls over Financial Reporting on Form 10-K for our fiscal year ended June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)             Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2012, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

c)              Remediation Efforts

Management is committed to remediating the material weakness in internal controls related to the accounting for income taxes in a timely fashion. In fiscal 2012, we made significant progress toward executing remediation plans to address the material weakness. Specifically, we hired a Vice President of Tax and successfully implemented the following measures to improve our internal controls over income tax accounting and disclosure. We plan to further enhance these measures throughout fiscal 2013.

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

In addition, throughout fiscal 2013, we will continue training and education efforts and implement remedial actions designed to address the areas where the material weakness was previously identified. If required, we will continue to utilize qualified external consultants to advise us on complex tax issues and to assist us in the preparation and review of our consolidated income tax provision.

d)             Remediation Plans

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the aforementioned measures to strengthen our internal controls over financial reporting and to address the material weakness described above. We began implementing these measures in fiscal 2012. We expect these remedial actions, related to this material weakness, to be effectively implemented in fiscal 2013 in order to successfully remediate the material weakness reported within this Form 10-K for the period ended June 30, 2012, by end of fiscal 2013.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 10, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2012 Annual Report on Form 10-K remains current in material respects, with the exception of the revised risk factors below.

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, regulatory and other risks of foreign operations.

As of September 30, 2012, we operated in 31 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three months ended September 30, 2012 and 2011. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operations outside the United States are subject to additional risks, including:

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

•                  adverse tax consequences; and

•                  the challenges of managing legal disputes in foreign jurisdictions.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the three months ended September 30, 2012, 20.4% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2012 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)
Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 to 31, 2012	218,800	$22.65	218,800
August 1 to 31, 2012	254,805	$23.48	254,805
September 1 to 30, 2012	243,000	$25.32	243,000
Total	716,605	$23.84	716,605	$49,235,906

(1)     On November 1, 2011, the Board of Directors approved the repurchase of shares of our common stock having a value of up to $100 million in the aggregate. This program replaced the prior share repurchase program approved by the Board of Directors on October 29, 2010 which had a value of up to $40 million and an expiration date of October 31, 2011.

(2)    As of September 30, 2012, the total number of shares of common stock repurchased under the repurchase programs that were approved on November 1, 2011 and October 29, 2010 were 2,425,800 and 1,488,430, respectively.

Item 6.         Exhibits.

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10- Q	Form	Filing Date with SEC	Exhibit Number
10.1	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013)		8-K	October 30, 2012	10.1
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
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

Aspen Technology, Inc.

Date: November 1, 2012	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit Number	Description	with this Form 10- Q	Form	Filing Date with SEC	Exhibit Number
10.1	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013)		8-K	October 30, 2012	10.1
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
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