Form 10-Q
period 2012-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2013-01-29
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of January 22, 2013, there were 93,455,520 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

SIGNATURES

Our registered trademarks include aspenONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
Subscription and software	$59,457	$46,502	$113,537	$78,412
Services and other	17,852	20,053	35,229	39,368
Total revenue	77,309	66,555	148,766	117,780
Cost of revenue:
Subscription and software	3,100	2,622	6,290	5,346
Services and other	9,273	10,303	18,421	21,400
Total cost of revenue	12,373	12,925	24,711	26,746
Gross profit	64,936	53,630	124,055	91,034
Operating expenses:
Selling and marketing	23,303	22,318	44,894	45,764
Research and development	15,039	12,767	30,805	26,536
General and administrative	11,671	11,490	24,439	27,377
Restructuring charges	(6)	14	34	(59)
Total operating expenses	50,007	46,589	100,172	99,618
Income (loss) from operations	14,929	7,041	23,883	(8,584)
Interest income	955	2,034	2,054	4,265
Interest expense	(116)	(1,015)	(373)	(2,107)
Other expense, net	(57)	(425)	(334)	(2,457)
Income (loss) before provision for (benefit from) income taxes	15,711	7,635	25,230	(8,883)
Provision for (benefit from) income taxes	5,774	3,799	10,880	(983)
Net income (loss)	$9,937	$3,836	$14,350	$(7,900)
Net income (loss) per common share:
Basic	$0.11	$0.04	$0.15	$(0.08)
Diluted	$0.10	$0.04	$0.15	$(0.08)
Weighted average shares outstanding:
Basic	93,512	93,902	93,470	93,983
Diluted	95,463	96,267	95,541	93,983

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income (loss)	$9,937	$3,836	$14,350	$(7,900)
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(361)	(460)	$607	$(653)
Total other comprehensive (loss) income	(361)	(460)	$607	$(653)
Comprehensive income (loss)	$9,576	$3,376	$14,957	$(8,553)

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	December 31,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$175,224	$165,242
Accounts receivable, net	39,531	31,450
Current portion of installments receivable, net	20,923	33,184
Collateralized receivables	—	6,297
Unbilled services	1,006	1,592
Prepaid expenses and other current assets	7,990	16,219
Prepaid income taxes	133	283
Current deferred tax assets	6,770	7,196
Total current assets	251,577	261,463
Non-current installments receivable, net	8,089	14,046
Property, equipment and leasehold improvements, net	7,727	7,037
Computer software development costs, net	1,618	1,689
Goodwill	19,851	19,399
Non-current deferred tax assets	49,173	58,559
Other non-current assets	7,403	6,142
Total assets	$345,438	$368,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured borrowings	$—	$10,756
Accounts payable	4,502	2,566
Accrued expenses and other current liabilities	29,248	37,989
Income taxes payable	295	598
Current deferred revenue	141,538	143,578
Current deferred tax liabilities	232	232
Total current liabilities	175,815	195,719
Non-current deferred revenue	50,358	43,595
Other non-current liabilities	14,968	15,429
Commitments and contingencies (Note 10)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares at December 31, 2012 and June 30, 2012 Issued and outstanding— none at December 31, 2012 and June 30, 2012	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 98,294,064 shares at December 31, 2012 and 96,663,580 shares at June 30, 2012 Outstanding— 93,615,934 shares at December 31, 2012 and 93,465,955 shares at June 30, 2012	9,829	9,666
Additional paid-in capital	559,983	547,546
Accumulated deficit	(380,729)	(395,079)
Accumulated other comprehensive income	8,702	8,095
Treasury stock, at cost—4,678,130 shares of common stock at December 31, 2012 and 3,197,625 at June 30, 2012	(93,488)	(56,636)
Total stockholders’ equity	104,297	113,592
Total liabilities and stockholders’ equity	$345,438	$368,335

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$14,350	$(7,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,687	2,693
Net foreign currency (gain) loss	(304)	1,218
Stock-based compensation	7,768	6,779
Deferred income taxes	9,858	(2,310)
Provision for bad debts	162	(403)
Other non-cash operating activities	28	13
Changes in assets and liabilities:
Accounts receivable	(7,957)	(8,068)
Unbilled services	606	1,905
Prepaid expenses, prepaid income taxes, and other assets	5,905	768
Installments and collateralized receivables	25,101	26,728
Accounts payable, accrued expenses, and other liabilities	(8,503)	(8,592)
Deferred revenue	4,439	15,449
Net cash provided by operating activities	54,140	28,280
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(2,567)	(922)
Insurance proceeds	2,222	—
Purchase of technology intangibles	(527)	—
Capitalized computer software development costs	(435)	(392)
Net cash used in investing activities	(1,307)	(1,314)
Cash flows from financing activities:
Exercise of stock options	9,120	4,106
Proceeds from secured borrowings	—	4,982
Repayments of secured borrowings	(11,010)	(20,420)
Repurchases of common stock	(36,852)	(20,240)
Payment of tax withholding obligations related to restricted stock	(4,288)	(1,769)
Net cash used in financing activities	(43,030)	(33,341)
Effect of exchange rate changes on cash and cash equivalents	179	(355)
Increase (decrease) in cash and cash equivalents	9,982	(6,730)
Cash and cash equivalents, beginning of period	165,242	149,985
Cash and cash equivalents, end of period	$175,224	$143,255

Supplemental disclosure of cash flow information:
Income tax paid, net	$1,812	$338
Interest paid	373	2,107

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2012, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

In fiscal 2010, we introduced the following changes to our licensing model:

(i)    Began offering our aspenONE software on a subscription basis, allowing our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire term of the arrangement and customers are entitled to any software products or updates introduced into the licensed suite. We refer to this license arrangement as our aspenONE licensing model.

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

Introduction of our Premier Plus SMS Offering

Beginning in fiscal 2012, we introduced our Premier Plus SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The Premier Plus SMS offering is only provided to customers that commit to SMS for the entire term of the arrangement.  Our annually renewable legacy SMS offering continues to be available to customers with legacy term and perpetual license agreements.

The introduction of our Premier Plus SMS offering resulted in a change to the revenue recognition of point product arrangements that include Premier Plus SMS for the term of the arrangement.  Beginning in fiscal 2012, revenue associated with point product arrangements that include the Premier Plus SMS offering is being recognized on a ratable basis, whereas prior to fiscal 2012, license revenue was recognized on the due date of each annual installment, provided all revenue recognition criteria were met.  The introduction of our Premier Plus SMS offering did not change the revenue recognition for our aspenONE licensing arrangements.

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

When a customer elects to license our products under our aspenONE licensing model, our Premier Plus SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the arrangement, once the other revenue recognition criteria noted above have been met.

Our point product arrangements with Premier Plus SMS include SMS for the term of the arrangement. Since we do not have VSOE for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable. As a result, revenue is also recognized ratably over the term of the arrangement, once the other revenue recognition criteria have been met.

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

The following tables summarize the amount of subscription and software revenue recognized on a ratable basis and under a residual method for the three and six months ended December 31, 2012 and 2011, respectively.  Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due.  The residual method refers to the recognition of the difference between the total arrangement fee and the undiscounted VSOE for the undelivered element, assuming all other revenue recognition requirements have been met.

	Three Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$52,550	$31,726	88.4%	68.2%
Residual method (1)	6,907	14,776	11.6	31.8
Subscription and software revenue	$59,457	$46,502	100.0%	100.0%

	Six Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$103,702	$60,181	91.3%	76.7%
Residual method (1)	9,835	18,231	8.7	23.3
Subscription and software revenue	$113,537	$78,412	100.0%	100.0%

(1) Residual method revenue detail

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Residual method revenue:
Legacy arrangements	$6,525	$13,668	$8,717	$16,784
Perpetual arrangements	382	1,108	1,118	1,447
Total residual method revenue	$6,907	$14,776	$9,835	$18,231

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

In certain circumstances, professional services revenue may be recognized over a longer time period than that which the services are performed.  If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In circumstances in which professional services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed, or (ii) the license term.  When we provide professional services considered essential to the functionality of the software, we recognize the combined revenue from the sale of the software and related services using the completed contract or percentage-of-completion method.

We have occasionally been required to commit unanticipated additional resources to complete projects, which resulted in losses on those contracts. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

Deferred Revenue

Deferred revenue includes amounts billed or collected in advance of revenue recognition, including arrangements under the aspenONE licensing model, for point product arrangements with Premier Plus SMS, legacy SMS offering, professional services, and training.  Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS, VSOE does not exist for the undelivered elements, and as a result the arrangement fees are recognized ratably (i.e., on a subscription basis) over the term of the license, and deferred revenue is recorded as each invoice comes due.

For arrangements under the upfront revenue model, a portion of the arrangement fee is generally recorded as deferred revenue due to the inclusion of an undelivered element, typically our legacy SMS offering or professional services. The amount of revenue allocated to undelivered elements is based on the VSOE for those elements using the residual method, and is earned and recognized as revenue as each element is delivered.

(c)   Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into consideration the customer’s credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are split between current and non-current in our unaudited consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our unaudited consolidated balance sheets. As a result, we did not have any past due installments receivable as of December 31, 2012.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population of receivables and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, and customer’s credit rating and past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 95% and 89% of our total installments receivable allowance for doubtful accounts at December 31, 2012 and June 30, 2012, respectively. In instances when an installment receivable that is reserved ages into trade accounts receivable, the related reserve is transferred to our trade accounts receivable allowance.

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

As of December 31, 2012, our gross current and non-current installments receivable of $22.0 million and $9.0 million are presented net of unamortized discounts of $0.9 million and $0.8 million and net of allowance for doubtful accounts of $0.2 million and $0.1 million, respectively.  Provision for bad debts related to current and non-current installment receivables was not significant during the three and six months ended December 31, 2012 and 2011, respectively.

As of June 30, 2012, our gross current and non-current installment receivables of $35.0 million and $15.9 million are presented net of unamortized discounts of $1.6 million and $1.8 million, and net of allowance for doubtful accounts of $0.2 million and less than $0.1 million, respectively.

Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the contract term, the installment payments are not considered fixed or determinable and, as a result, are not included as installments receivable on our unaudited consolidated balance sheet.

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

3.  Goodwill

The changes in the carrying amount of goodwill by reporting unit for the six months ended December 31, 2012 are as follows (dollars in thousands):

	Reporting Unit
Asset Class	License	SMS, Training, and Other	Professional Services	Total
Balance as of June 30, 2012
Goodwill	$69,570	$15,398	$5,102	$90,070
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)
	$4,001	$15,398	$—	$19,399

Effect of currency translation	83	369	—	452

Balance as of December 31, 2012
Goodwill	$69,653	$15,767	$5,102	$90,522
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)
	$4,084	$15,767	$—	$19,851

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

We have elected December 31 as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for each reporting unit as of December 31, 2012, and, based upon the results of our qualitative assessment, determined that it is not likely that their respective fair values are less than their carrying amounts. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses during the three and six months ended December 31, 2012.

4.  Income Taxes

The effective tax rate for the periods presented is primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions which are taxed at their applicable rates, as well as the impact of permanent differences between book and tax income.  Our effective tax rate for the three months ended December 31, 2012 and 2011 was 36.8% and 49.8%, respectively. Our effective tax rate for the six months ended December 31, 2012 was 43.1% compared to a benefit rate of 11.1% for the six months ended December 31, 2011.  Our effective tax rate for the three and six months ended December 31, 2012 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of permanent items, including non-deductible stock-based compensation expense.

Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income and the timing of the temporary differences becoming deductible.  Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment. At December 31, 2012, our total valuation allowance was approximately $5.6 million.

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

Cash equivalents of $155.0 million and $144.0 million as of December 31, 2012, and June 30, 2012, respectively, are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates their carrying value. The estimated fair value of secured borrowings exceeded the carrying value by $0.2 million as of June 30, 2012. Secured borrowings were repaid in full or repurchased during the second quarter of fiscal 2013. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or “Level 2 inputs.”

6.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts and unamortized discounts, as of December 31, 2012 and June 30, 2012 (dollars in thousands). Refer to Note 2(c) for a summary of our installments receivable balances.  Collateralized receivables are presented in the unaudited consolidated balance sheet and in the table below as of June 30, 2012, net of discounts for future interest established at inception of the installment arrangement.

		Unamortized
	Gross	Discounts	Allowance	Net
December 31, 2012:
Accounts Receivable	$41,522	$—	$1,991	$39,531
	$41,522	$—	$1,991	$39,531

June 30, 2012:
Accounts Receivable	$33,432	$—	$1,982	$31,450
Collateralized Receivables - current	6,500	203	—	6,297
	$39,932	$203	$1,982	$37,747

Collateralized receivables were collected in full or repurchased during the second quarter of fiscal 2013. Repurchased receivables, net of discounts for future interest, were reclassified into accounts receivable or installments receivable during the period then ended.

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following (dollars in thousands):

	December 31, 2012	June 30, 2012

Royalties and outside commissions	$4,224	$4,875
Payroll and payroll-related	13,771	21,558
Other	11,253	11,556
Total accrued expenses and other current liabilities	$29,248	$37,989

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following (dollars in thousands):

	December 31, 2012	June 30, 2012

Deferred rent	$1,114	$1,532
Other*	13,854	13,897
Total other non-current liabilities	$14,968	$15,429

*                                         Other is comprised primarily of our reserve for uncertain tax liabilities of $11.8 million and $12.2 million as of December 31, 2012 and June 30, 2012, respectively.

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

We utilize the Black-Scholes option valuation model for estimating the fair value of options granted. The Black-Scholes option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the option, the risk-

free interest rate, dividend yield and the market value of our common stock. The expected stock price volatility is determined based on our stock’s historic prices over a period commensurate with the expected life of the award. The expected life of an option represents the period for which options are expected to be outstanding as determined by historic option exercises and cancellations. The risk-free interest rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the options granted. The expected dividend yield is zero, based on our history and expectation of not paying dividends on common shares. We recognize compensation costs on a straight-line basis, net of estimated forfeitures, over the requisite service period for time-vested awards.

The weighted average estimated fair value of awards granted during the three months ended December 31, 2012 and 2011 was $9.83 and $6.49, respectively. The weighted average estimated fair value of awards granted during the six months ended December 31, 2012 and 2011 was $9.76 and $6.48, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	December 31,
	2012	2011
Risk-free interest rate	0.6%	1.2%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.8	4.6
Expected volatility factor	48.9%	49.6%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Recorded as expenses:
Cost of services and other	$316	$314	$659	$617
Selling and marketing	972	1,229	1,949	2,399
Research and development	742	353	1,483	701
General and administrative	1,423	1,175	3,677	3,062
Total stock-based compensation	$3,453	$3,071	$7,768	$6,779

A summary of stock option and RSU activity under all equity plans for the six months ended December 31, 2012 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	4,180,265	$9.03		$59,034	1,327,071	$12.73
Granted	498,264	23.40			588,148	23.40
Settled (RSUs)	—	—			(507,763)	13.39
Exercised	(1,289,786)	7.07			—	—
Cancelled / Forfeited	(46,544)	11.02			(36,991)	14.69
Outstanding at December 31, 2012	3,342,199	$11.90	5.81	$52,611	1,370,465	$17.01

Vested and exercisable at December 31, 2012	2,184,035	$9.13	4.39	$40,418	—	$—

Vested and expected to vest as of December 31, 2012	3,163,443	$11.61	5.65	$50,722	1,185,520	$17.03

The weighted average grant-date fair value of RSUs granted during the three and six months ended December 31, 2012 was $25.84 and $23.40, respectively, and during the three and six months ended December 31, 2011 was $16.52 and $15.52, respectively. During the three months ended December 31, 2012 and 2011, the total fair value of shares vested from RSU grants was $6.8 million and $1.7 million, respectively, and during the six months ended December 31, 2012 and 2011 was $13.1 and $5.5 million, respectively.

At December 31, 2012, the total future unrecognized compensation cost related to stock options and RSUs was $7.6 million and $21.1 million, respectively, and is expected to be recorded over a weighted average period of 2.8 years and 2.8 years, respectively.

The total intrinsic value of options exercised during the three months ended December 31, 2012 and 2011 was $12.5 million and $3.2 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2012 and 2011 was $23.2 million and $5.0 million, respectively. We received $9.1 million and $4.1 million in cash proceeds from option exercises during the six months ended December 31, 2012 and 2011, respectively.  We paid $4.3 million and $1.8 million for withholding taxes on vested RSUs during the six months ended December 31, 2012 and 2011, respectively.

At December 31, 2012, common stock reserved for future issuance or settlement under equity compensation plans was 9.3 million shares.

8.  Common Stock

On October 24, 2012, our Board of Directors approved a share repurchase program for up to $100 million worth of our common stock. This share repurchase program replaced the prior share repurchase program approved by the Board of Directors on November 1, 2011 for up to $100 million, which had approximately $41.8 million of remaining capacity on October 24, 2012. The program approved on November 1, 2011 had replaced a repurchase program with a value of up to $40 million which had been approved by the Board of Directors on October 29, 2010. The timing and amount of any shares repurchased are based on market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.

We repurchased 1,480,505 shares of our common stock for $36.9 million during the six months ended December 31, 2012. We repurchased 2,496,595 shares of our common stock for $46.1 million during fiscal 2012. As of December 31, 2012, the remaining dollar value under the stock repurchase program approved on October 24, 2012 was $87.7 million.

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

For the three and six months ended December 31, 2012 and the three months ended December 31, 2011, certain employee equity awards were anti-dilutive based on the treasury stock method. For the six months ended December 31, 2011, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income (loss)	$9,937	$3,836	$14,350	$(7,900)

Weighted average shares outstanding	93,512	93,902	93,470	93,983

Dilutive impact from:
Share-based payment awards	1,951	2,365	2,071	—
Dilutive weighted average shares outstanding	95,463	96,267	95,541	93,983

Income (loss) per share
Basic	$0.11	$0.04	$0.15	$(0.08)
Dilutive	$0.10	$0.04	$0.15	$(0.08)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date (shares in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Employee equity awards	472	791	1,034	7,010

10. Commitments and Contingencies

In the ordinary course of business, we from time to time pursue lawsuits and claims to enforce our intellectual property rights and to address other intellectual property, commercial and miscellaneous matters. In addition, we are also from time to time involved in other lawsuits, claims, investigations, proceedings and threats of litigation. These include a March 2010 claim against us by an entity affiliated with a former reseller of ours, and an April 2004 claim by a customer for approximately $5.0 million that certain of our software products and implementation services failed to meet the customer’s expectations.

The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of litigation fees and costs, diversion of management resources and other factors.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters as of December 31, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at December 31, 2012 and June 30, 2012, and are not material to our financial position for the periods then ended.

As of December 31, 2012 we do not believe that there is a reasonable possibility of a loss exceeding the amounts already accrued for the proceedings or matters discussed above.

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

The following table presents a summary of operating segments (dollars in thousands):

	License	SMS, Training, and Other	Professional Services	Total
Three Months Ended December 31, 2012
Segment revenue	$59,457	$11,626	$6,226	$77,309
Segment expenses	17,738	1,865	5,529	25,132
Segment operating profit (1)	$41,719	$9,761	$697	$52,177
Three Months Ended December 31, 2011
Segment revenue	$46,502	$14,401	$5,652	$66,555
Segment expenses	16,863	2,513	5,845	25,221
Segment operating profit (loss) (1)	$29,639	$11,888	$(193)	$41,334

Six Months Ended December 31, 2012
Segment revenue	$113,537	$23,329	$11,900	$148,766
Segment expense	32,833	3,689	11,050	47,572
Segment operating profit (1)	$80,704	$19,640	$850	$101,194
Six Months Ended December 31, 2011
Segment revenue	$78,412	$28,568	$10,800	$117,780
Segment expense	33,415	5,206	12,243	50,864
Segment operating profit (loss) (1)	$44,997	$23,362	$(1,443)	$66,916

(1)         The segment operating profits (losses) reported reflect the direct expenses of the operating segment and contain certain allocations of selling and marketing, general and administrative, research and development, and do not contain restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Income (Loss) Before Income Taxes

The following table presents a reconciliation of total segment operating profit to income (loss) before income taxes for the three and six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Total segment operating profit for reportable segments	$52,177	$41,334	$101,194	$66,916
Cost of subscription and software	(3,100)	(2,622)	(6,290)	(5,346)
Marketing	(2,479)	(2,448)	(6,000)	(6,315)
Research and development	(12,299)	(10,573)	(25,285)	(22,145)
General and administrative	(9,417)	(9,475)	(19,151)	(22,581)
Information technology and overhead	(6,506)	(6,090)	(12,783)	(12,393)
Stock-based compensation	(3,453)	(3,071)	(7,768)	(6,779)
Restructuring charges	6	(14)	(34)	59
Other expense, net	(57)	(425)	(334)	(2,457)
Interest income (net)	839	1,019	1,681	2,158
Income (loss) before income taxes	$15,711	$7,635	$25,230	$(8,883)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes beginning on page 4.  In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read “Item 1A. Risk Factors,” of Part II for a discussion of important factors that could cause our actual results to differ materially from our expectations.

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

We primarily license our software products through a subscription offering which we refer to as our aspenONE licensing model.  Our aspenONE products are organized into two suites: 1) engineering and 2) manufacturing and supply chain (MSC).  The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. Customers can change or alternate the use of multiple products in a licensed suite through the use of exchangeable units of measurement, called tokens, licensed in quantities determined by the customer. This licensing system enables customers to use products as needed and to experiment with different products to best solve whatever critical business challenges they face. Customers can increase their usage of our software by purchasing additional tokens as business needs evolve. We believe easier access to all of the aspenONE products will lead to increased software usage and higher revenue over time.

Transition to the aspenONE Licensing Model

Prior to fiscal 2010, we offered term or perpetual licenses to specific products, or specifically defined sets of products, which we refer to as point products. The majority of our license revenue was recognized under an “upfront revenue model,” in which the net present value of the aggregate license fees was recognized as revenue upon shipment of the point products, provided all revenue recognition criteria were met. Customers typically received one year of post-contract software maintenance and support, or SMS, with their license agreements and then could elect to renew SMS annually.  Revenue from SMS was recognized ratably over the period in which the SMS was delivered.

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

Introduction of our Premier Plus SMS Offering

Beginning in fiscal 2012, we introduced our Premier Plus SMS offering to provide more value to our customers. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The Premier Plus SMS offering is only provided to customers that commit to SMS for the entire term of the arrangement.  Our annually renewable legacy SMS offering continues to be available to customers with legacy term and perpetual license agreements.

The introduction of our Premier Plus SMS offering resulted in a change to the revenue recognition of point product arrangements that include Premier Plus SMS for the term of the arrangement.  Beginning in fiscal 2012, revenue associated with point product arrangements that include the Premier Plus SMS offering is being recognized on a ratable basis, whereas prior to fiscal 2012, license revenue was recognized on the due date of each annual installment, provided all revenue recognition criteria were met.  The introduction of our Premier Plus SMS offering did not change the revenue recognition for our aspenONE licensing arrangements.

For additional information about the recognition of revenue under the upfront revenue model and our aspenONE licensing model, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2012.  Due to the accounting implications resulting from the changes to our licensing model, we believe that a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, will be of limited value in assessing our performance, growth and financial condition until a significant majority of our license agreements executed under our upfront revenue model reach the end of their original terms and are renewed under our aspenONE licensing model. Accordingly, we are focusing on a number of other business metrics, including those described below under “Key Business Metrics.”

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

General and Administrative Expenses.  General and administrative expenses include the costs of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs, such as outside professional and consultant fees, and provision for bad debts.

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

Provision for (Benefit from) Income Taxes.  The provision for income taxes is comprised of domestic and foreign taxes, and deferred benefit on U.S. losses for which it is more likely than not that we will be able to utilize these benefits in the future. The benefit from income taxes is comprised of the deferred benefit for tax deductions and credits that we expect to utilize in the future. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense, if any, to vary each reporting period depending upon fluctuations in our taxable income by jurisdiction.

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

We estimate that TLCV grew by approximately 2.9% during the second quarter of fiscal 2013, from $1.50 billion at September 30, 2012 to $1.54 billion at December 31, 2012, and by approximately 5.3% during the first half of fiscal 2013, from $1.46 billion at June 30, 2012. The growth was attributable primarily to an increase in the number of tokens or products licensed.

We estimate that TCV grew by approximately 3.3% during the second quarter of fiscal 2013, from $1.72 billion at September 30, 2012 to $1.78 billion at December 31, 2012, and by approximately 6.1% during the first half of fiscal 2013, from $1.68 billion at June 30, 2012. The growth was attributable primarily to an increase in the number of tokens or products licensed.

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, restructuring charges, and amortization of purchased intangibles, for the indicated periods (dollars in thousands):

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Total cost of revenue	$12,373	$12,925	$(552)	(4.3)%	$24,711	$26,746	$(2,035)	(7.6)%
Total operating expenses	50,007	46,589	3,418	7.3	100,172	99,618	554	0.6
Total expenses	62,380	59,514	2,866	4.8%	124,883	126,364	(1,481)	(1.2)%
Less:
Stock-based compensation	(3,453)	(3,071)	(382)	12.4	(7,768)	(6,779)	(989)	14.6
Restructuring charges	6	(14)	20	*	(34)	59	(93)	*
Amortization of purchased intangibles	(199)	—	(199)	*	(302)	—	(302)	*
Adjusted total costs (non-GAAP)	$58,734	$56,429	$2,305	4.1%	$116,779	$119,644	$(2,865)	(2.4)%

* Not meaningful

Comparison of the Three Months Ended December 31, 2012 and 2011

Total expenses increased by $2.9 million for the three months ended December 31, 2012 compared to the same period of the prior fiscal year. Adjusted total costs increased by $2.3 million for the three months ended December 31, 2012 compared to the same period of the prior fiscal year. The period-over-period increase was primarily attributable to higher compensation and related costs of $2.0 million and other less significant items that totaled $1.3 million, net, partially offset by lower legal costs of $1.0 million.

Stock-based compensation expense increased $0.4 million primarily due to the incremental expense associated with the August 2012 annual program grant, which had a higher valuation than awards granted in previous periods.  Amortization of purchased intangibles increased $0.2 million due to the expense associated with assets acquired during the second half of fiscal 2012 and during the three months ended September 30, 2012.  Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Comparison of the Six Months Ended December 31, 2012 and 2011

Total expenses decreased by $1.5 million for the six months ended December 31, 2012 compared to the same period of the prior fiscal year. Adjusted total costs decreased by $2.9 million for the six months ended December 31, 2012 compared to the same period of the prior fiscal year. The period-over-period decrease was primarily attributable to a reduction in legal costs of $2.7 million, lower office and related expenses of $0.6 million and other individually insignificant decreases that totaled $0.6 million, net. These decreases were partially offset by higher compensation and related costs of $1.0 million.

Stock-based compensation expense increased $1.0 million primarily due to the incremental expense associated with the August 2012 annual program grant, which had a higher valuation than awards granted in previous periods. . Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities less the net impact of (a) purchases of property, equipment and leasehold improvements (b) insurance proceeds and (c) capitalized computer software development costs.

Customer collections and, consequently, cash flows from operating activities and free cash flow are primarily driven by license and services billings, rather than recognized revenue. As a result, the introduction of our aspenONE licensing model has not had an adverse impact on cash receipts. Until existing term license contracts are renewed and license-related revenue returns to prior year levels, we believe free cash flow is a more relevant measure of our financial performance than income statement profitability measures such as total revenue, gross profit, operating income (loss) and net income (loss). Additionally, we also believe that free cash flow is often used by securities analysts, investors and other interested parties in the evaluation of software companies.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented (dollars in thousands):

	Six Months Ended
	December 31,
	2012	2011
Net cash provided by operating activities	$54,140	$28,280
Purchase of property, equipment, and leasehold improvements	(2,567)	(922)
Insurance proceeds	2,222	—
Capitalized computer software development costs	(435)	(392)
Free cash flow (non-GAAP)	$53,360	$26,966

Total free cash flow increased $26.4 million during the six months ended December 31, 2012 as compared to the same period of the prior fiscal year.

We have realized steadily improving free cash flow due to growth of our portfolio of term license contracts as well as from the renewal of customer contracts on an installment basis that were previously paid upfront.  Over the past few years we have reduced the incentive for customers to pay upfront by reducing the discount rate used to calculate the upfront payment. We expect our free cash flow to continue to improve as our portfolio of term license contracts continues to grow.

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

When a customer elects to license our products under our aspenONE licensing model, our Premier Plus SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Due to our obligation to provide unspecified future software products and updates, we are required to recognize the total revenue ratably over the term of the arrangement, once the other revenue recognition criteria noted above have been met.

Our point product arrangements with Premier Plus SMS include SMS for the term of the arrangement. Since we do not have VSOE for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable. As a result, revenue is also recognized ratably over the term of the arrangement, once the other revenue recognition criteria have been met.

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

Professional Services Revenue

Professional services are provided to customers on a time-and-materials, (or T&M), or fixed-price basis. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.

In certain circumstances, professional services revenue may be recognized over a longer time period than that which the services are performed.  If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In circumstances in which professional services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed, or (ii) the license term.  When we provide professional services considered essential to the functionality of the software, we recognize the combined revenue from the sale of the software and related services using the completed contract or percentage-of-completion method.

We have occasionally been required to commit unanticipated additional resources to complete projects, which resulted in losses on those contracts. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

Please refer to Management’s Discussion and Analysis of Financial Condition and Result of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 for a discussion of our critical accounting policies and estimates related to accounting for income taxes and loss contingencies.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2012 and 2011

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended		Increase / (Decrease)	Six Months Ended		Increase / (Decrease)
	December 31,		Change	December 31,		Change
	2012	2011	%	2012	2011	%
Revenue:
Subscription and software	$59,457	$46,502	27.9%	$113,537	$78,412	44.8%
Services and other	17,852	20,053	(11.0)	35,229	39,368	(10.5)
Total revenue	77,309	66,555	16.2	148,766	117,780	26.3
Cost of revenue:
Subscription and software	3,100	2,622	18.2	6,290	5,346	17.7
Services and other	9,273	10,303	(10.0)	18,421	21,400	(13.9)
Total cost of revenue	12,373	12,925	(4.3)	24,711	26,746	(7.6)
Gross profit	64,936	53,630	21.1	124,055	91,034	36.3
Operating expenses:
Selling and marketing	23,303	22,318	4.4	44,894	45,764	(1.9)
Research and development	15,039	12,767	17.8	30,805	26,536	16.1
General and administrative	11,671	11,490	1.6	24,439	27,377	(10.7)
Restructuring charges	(6)	14	*	34	(59)	*
Total operating expenses	50,007	46,589	7.3	100,172	99,618	0.6
Income (loss) from operations	14,929	7,041	112.0	23,883	(8,584)	*
Interest income	955	2,034	(53.0)	2,054	4,265	(51.8)
Interest expense	(116)	(1,015)	(88.6)	(373)	(2,107)	(82.3)
Other expense, net	(57)	(425)	(86.6)	(334)	(2,457)	(86.4)
Income (loss) before provision for (benefit from) income taxes	15,711	7,635	105.8	25,230	(8,883)	*
Provision for (benefit from) income taxes	5,774	3,799	52.0	10,880	(983)	*
Net income (loss)	$9,937	$3,836	159.0%	$14,350	$(7,900)	* %

* Not meaningful

The following table sets forth the results of operations as a percentage of net revenue in certain financial data for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
Subscription and software	76.9%	69.9%	76.3%	66.6%
Services and other	23.1	30.1	23.7	33.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.0	3.9	4.2	4.5
Services and other	12.0	15.5	12.4	18.2
Total cost of revenue	16.0	19.4	16.6	22.7
Gross profit	84.0	80.6	83.4	77.3
Operating expenses:
Selling and marketing	30.1	33.5	30.2	38.9
Research and development	19.5	19.2	20.7	22.5
General and administrative	15.1	17.3	16.4	23.2
Restructuring charges	(0.0)	0.0	0.0	(0.1)
Total operating expenses	64.7	70.0	67.3	84.6
Income (loss) from operations	19.3	10.6	16.1	(7.3)
Interest income	1.2	3.1	1.4	3.6
Interest expense	(0.2)	(1.5)	(0.3)	(1.8)
Other expense, net	(0.1)	(0.6)	(0.2)	(2.1)
Income (loss) before provision for (benefit from) income taxes	20.3	11.5	17.0	(7.5)
Provision for (benefit from) income taxes	7.5	5.7	7.3	(0.8)
Net income (loss)	12.9%	5.8%	9.6%	(6.7)%

Revenue

Total revenue during the three and six months ended December 31, 2012 increased by $10.8 million and $31.0 million compared to the corresponding period of the prior fiscal year.  The increase was due to higher subscription and software revenue of $13.0 million and $35.1 million, partially offset by lower services and other revenue of $2.2 million and $4.1 million, respectively.

Subscription and Software Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Subscription and software revenue	$59,457	$46,502	$12,955	27.9%	$113,537	$78,412	$35,125	44.8%
As a percent of revenue	76.9%	69.9%			76.3%	66.6%

The increase in subscription and software revenue during the three and six months ended December 31, 2012, compared to the corresponding periods of the prior fiscal year, was primarily the result of a larger base of arrangements being recognized on a ratable basis during the current quarter and first half of fiscal 2013. We expect subscription and software revenue to continue to increase as customers renew expiring contracts formerly on the upfront revenue model. While we are transitioning to our aspenONE licensing model, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.

The following tables summarize the amount of subscription and software revenue recognized on a ratable basis and under the residual method for the three and six months ended December 31, 2012 and 2011, respectively. As illustrated below, the introduction of our aspenONE licensing model and the inclusion of our Premier Plus SMS offering with point product arrangements resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in the first half of fiscal 2013 and 2012, respectively.

	Three Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$52,550	$31,726	88.4%	68.2%
Residual method (1)	6,907	14,776	11.6	31.8%
Subscription and software revenue	$59,457	$46,502	100.0%	100.0%

	Six Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$103,702	$60,181	91.3%	76.7%
Residual method (1)	9,835	18,231	8.7	23.3%
Subscription and software revenue	$113,537	$78,412	100.0%	100.0%

(1) Residual method revenue detail

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Residual method revenue:
Legacy arrangements	$6,525	$13,668	$8,717	$16,784
Perpetual arrangements	382	1,108	1,118	1,447
Total residual method revenue	$6,907	$14,776	$9,835	$18,231

As noted in the table above, we recognized $6.5 million and $8.7 million of revenue related to legacy arrangements during the three and six months ended December 31, 2012, compared to $13.7 million and $16.8 million in the corresponding periods of the prior fiscal year. Revenue related to legacy arrangements recognized during the three and six months ended December 31, 2011 included $6.0 million due to a renewal of a legacy term arrangement.  No such event occurred in the current fiscal year.  We expect residual method revenue from legacy arrangements to decrease and be replaced with term-based licensing agreements that are recognized on a ratable basis.  We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue during the remainder of fiscal 2013 and beyond.

Services and Other Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Professional services revenue	$6,226	$5,652	$574	10.2%	$11,900	$10,800	$1,100	10.2%
SMS and other revenue	11,626	14,401	(2,775)	(19.3)	$23,329	28,568	(5,239)	(18.3)
Services and other revenue	17,852	20,053	(2,201)	(11.0)%	35,229	39,368	(4,139)	(10.5)%
As a percent of revenue	23.1%	30.1%			23.7%	33.4%

Professional Services Revenue

Professional services revenue during the three and six months ended December 31, 2012 increased $0.6 million and $1.1 million, respectively, compared to the corresponding periods of the prior fiscal year.

The period-over-period increase in professional services revenue was primarily due to increased professional services activity, partially offset by revenue deferrals on arrangements which did not meet the requirements for revenue recognition. During the three and six months ended December 31, 2012, we deferred the recognition of $1.3 million and $2.0 million of professional services revenue on arrangements being recognized on the completed contract method. By comparison, during the three and six months ended December 30, 2011, we deferred the recognition of $0.4 million and $0.7 million of revenue on similar arrangements.

Under the aspenONE licensing model, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than the period over which the services are performed. During the three and six months ended December 31, 2012, we had net revenue deferrals of $0.7 million and $1.5 million for professional services bundled with aspenONE transactions. By comparison, we had net revenue deferrals of $0.6 million and $2.3 million on similar arrangements during the three and six months ended December 31, 2011.

SMS and Other Revenue

SMS and other revenue includes revenue from annually renewed legacy SMS, offered in support of our perpetual and legacy term arrangements.

SMS and other revenue decreased by $2.8 million and $5.2 million during the three and six months ended December 31, 2012 compared to the corresponding periods of the prior fiscal year. The decrease was primarily due to customers transitioning from legacy term and perpetual arrangements to term license arrangements that include Premier Plus SMS for the contract term. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS, the entire arrangement fee is included within subscription and software revenue. We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model.  Over the next few years we expect that SMS revenue will represent less than 10% of our total revenue, at which time we would include SMS revenue in our subscription and software line in our unaudited consolidated statements of operations.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Cost of subscription and software revenue	$3,100	$2,622	$478	18.2%	6,290	5,346	$944	17.7%
Gross margin	94.8%	94.4%			94.5%	93.2%

The period-over-period increase in cost of subscription and software revenue during the three and six months ended December 31, 2012 was due to a larger percentage of SMS services being provided to customers under our aspenONE licensing model and point product arrangements with Premier Plus SMS. We allocate the portion of SMS cost associated with providing support services on these arrangements to match the expense with the related revenue. As more customers transition to the aspenONE licensing model, more of the related SMS costs will be included in cost of subscription and software revenue.

Cost of Services and Other Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Cost of services and other revenue	$9,273	$10,303	$(1,030)	(10.0)%	$18,421	$21,400	$(2,979)	(13.9)%
Gross margin	48.1%	48.6%			47.7%	45.6%

Cost of services and other revenue includes the cost of providing professional services, training, annually renewed legacy SMS, and other revenue.

Cost of Professional Services Revenue

The cost of professional services revenue decreased $0.4 million and $1.4 million during the three and six months ended December 31, 2012 compared to the corresponding periods of the prior fiscal year. The decrease was primarily attributable to lower compensation and related costs.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $0.6 million and $1.6 million during the three and six months ended December 31, 2012 compared to the corresponding periods of the prior fiscal year. The period-over-period decrease in cost of SMS and other revenue was primarily due to the growth of our subscription-based revenue and the associated higher allocation of SMS support costs being reported in cost of subscription and software revenue. As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of the costs of our SMS business to be presented in cost of subscription and software revenue.

Gross margin on cost of services and other revenue decreased from 48.6% during the three months ended December 31, 2011 to 48.1% during the corresponding period of the current fiscal year primarily due to continued migration of SMS revenue to subscription and software revenue as a result of transitioning to our aspenONE licensing model. Gross margin on cost of services and other revenue increased from 45.6% during the six months ended December 31, 2011 to 47.7% during the corresponding period of the current fiscal year primarily due to the reduction in the cost of professional services as noted above.  As the gross margin on SMS has historically been higher than on professional services, and SMS revenue continues to migrate to subscription and software revenue, we expect the gross margin on services and other revenue to trend downward, however it may be variable on a quarter to quarter basis.

Selling and Marketing Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Selling and marketing expense	$23,303	$22,318	$985	4.4%	$44,894	$45,764	$(870)	(1.9)%
As a percent of revenue	30.1%	33.5%			30.2%	38.9%

The period-over-period increase in selling and marketing expense during the three months ended December 31, 2012 was primarily the result of higher compensation and related costs of $1.8 million, and other less significant items that totaled $0.8 million, net, partially offset by lower stock-based compensation expense of $0.3 million and lower commissions of $1.3 million.

The period-over-period decrease in selling and marketing expense during the six months ended December 31, 2012 was primarily the result of lower commissions of $3.1 million and lower stock-based compensation of $0.4 million, partially offset by higher compensation and related costs of $2.1 million and other less significant items that totaled $0.5 million, net.

Research and Development Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Research and development expense	$15,039	$12,767	$2,272	17.8%	$30,805	$26,536	$4,269	16.1%
As a percent of revenue	19.5%	19.2%			20.7%	22.5%

The period-over-period increase in research and development expense during the three months ended December 31, 2012 was primarily the result of higher compensation and related costs of $2.2 million, including higher stock-based compensation expense of $0.4 million. These increases are primarily due to higher headcount.

The period-over-period increase in research and development expense during the six months ended December 31, 2012 was primarily the result of higher compensation and related costs of $4.3 million, including higher stock-based compensation expense of $0.8 million. These increases are primarily due to higher headcount.

General and Administrative Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
General and administrative expense	$11,671	$11,490	$181	1.6%	$24,439	$27,377	$(2,938)	(10.7)%
As a percent of revenue	15.1%	17.3%			16.4%	23.2%

The period-over-period increase in general and administrative expense during the three months ended December 31, 2012 was primarily attributable to higher compensation and related costs of $0.4 million, increased provisions for bad debt of $0.6 million and other less significant items that totaled $0.2 million, net, partially offset by a reduction in legal costs of $1.0 million.

The period-over-period decrease in general and administrative expense during the six months ended December 31, 2012 was primarily attributable to a reduction in legal costs of $2.7 million and other less significant items that totaled $0.7 million, net, partially offset by increased provisions for bad debt of $0.5 million.

In fiscal 2012, the Company benefited from the collection of previously reserved receivables resulting in a net reduction in bad debt expense of $0.4 million and $0.5 million during the three and six month periods ended December 31, 2011, respectively. No similar events occurred in fiscal 2013.

Interest Income

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Interest income	$955	$2,034	$(1,079)	(53.0)%	$2,054	$4,265	$(2,211)	(51.8)%
As a percent of revenue	1.2%	3.1%			1.4%	3.6%

The period-over-period decrease in interest income during the three and six months ended December 31, 2012 was primarily attributable to the continued decrease of our installments receivables portfolios. We expect interest income to continue to decrease going forward.

Interest Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Interest expense	$(116)	$(1,015)	$899	(88.6)%	$(373)	$(2,107)	$1,734	(82.3)%
As a percent of revenue	(0.2)%	(1.5)%			(0.3)%	(1.8)%

The period-over-period decrease in interest expense during the three and six months ended December 31, 2012 was primarily attributable to the continued pay-down of our secured borrowings which were repaid in full during the second quarter of fiscal 2013.

Other Expense, Net

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Other expense, net	$(57)	$(425)	$368	(86.6)%	$(334)	$(2,457)	$2,123	(86.4)%
As a percent of revenue	(0.1)%	(0.6)%			(0.2)%	(2.1)%

Other expense, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other expense, net also includes miscellaneous non-operating gains and losses.

During the three months ended December 31, 2012 and 2011, other expense, net was comprised of $0.1 million and $0.4 million of net currency losses, respectively. During the six months ended December 31, 2012 and 2011, other expense, net was comprised of $0.4 million and $2.5 million of net currency losses, respectively.

Provision for (Benefit from) Income Taxes

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%	2012	2011	$	%
Provision for (benefit from) income taxes	$5,774	$3,799	$1,975	52.0%	$10,880	$(983)	$11,863	*
Effective tax rate	36.8%	49.8%			43.1%	(11.1)%

* Not meaningful

The effective tax rate for the periods presented is primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates,  income earned in foreign tax jurisdictions which are taxed at their applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended December 31, 2012 and 2011 was  36.8% and 49.8%, respectively. Our effective tax rate for the six months ended December 31, 2012 was a provision of 43.1% compared to a benefit rate of 11.1% for the corresponding period of the prior fiscal year.

During the three months ended December 31, 2012 and 2011, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of non-deductible stock-based compensation.

During the six months ended December 31, 2012, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of non-deductible stock-based compensation.  During the six months ended December 31, 2011, our income tax benefit was driven primarily by losses within the period and our belief that it is more likely than not that we will recognize this benefit in the future.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations principally with cash generated from operating activities. As of December 31, 2012, our principal sources of liquidity consisted of $175.2 million in cash and cash equivalents.

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

The following table summarizes our cash flow activities for the periods indicated (dollars in thousands):

	Six Months Ended
	December,
	2012	2011
Cash flow provided by (used in):
Operating activities	$54,140	$28,280
Investing activities	(1,307)	(1,314)
Financing activities	(43,030)	(33,341)
Effect of exchange rates on cash balances	179	(355)
Increase (decrease) in cash and cash equivalents	$9,982	$(6,730)

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

Cash from operating activities provided $54.1 million during the six months ended December 31, 2012. This amount resulted from a net income of $14.4 million, adjusted for non-cash items of $20.2 million and a net source of cash of $19.6 million due to net decreases in operating assets of $23.7 million, partially offset by net decreases in operating liabilities of $4.1 million.

Non-cash expenses within net income consisted primarily of $7.8 million for stock-based compensation expense, deferred income tax expense of $9.9 million, and $2.7 million of depreciation and amortization.

A decrease in operating assets contributed $23.7 million to net cash from operating activities. The cash generated from this change consisted of decreases in installment and collateralized receivables totaling $25.1 million,  decreases in prepaid expenses, prepaid income taxes, and other assets of $5.9 million, partially offset by increases in accounts receivable and unbilled services of $7.4 million. Partially offsetting these sources of cash were net decreases in operating liabilities of $4.1 million which were primarily attributable to reductions in accounts payable, accrued expenses and other liabilities of $8.5 million, partially offset by increases in deferred revenue of $4.4 million.

Investing Activities

During the six months ended December 31, 2012, we used $1.3 million of cash for investing activities. The cash used consisted of $2.6 million related to capital expenditures, primarily for computer hardware and software, and $0.5 million used for the purchase of technology intangibles. Partially offsetting these uses of cash was the receipt of $2.2 million for insurance proceeds. We do not expect our future investment in capital expenditures to be materially different from recent levels. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the six months ended December 31, 2012, we used $43.0 million of cash for financing activities.  We paid $36.9 million for the repurchase of our common stock, made net payments on secured borrowings of $11.0 million, and paid withholding taxes of $4.3 million on vested and settled restricted stock units.  Sources of cash in the period included proceeds of $9.1 million from the exercise of employee stock options.

Borrowings Collateralized by Receivable Contracts

As of December 31, 2012, our secured borrowings balance due to the financial institutions was repaid in full. We maintained arrangements with financial institutions for borrowings secured by our installments receivable contracts for which limited recourse existed against us. Under these programs, we and the financial institution negotiated the amount borrowed and interest rate secured by each receivable for each transaction. The customers’ payments of the underlying receivables funded the repayment of the related amounts borrowed. We have never been required to repurchase the receivables for events of default in accordance with program terms. The collateralized receivables earned interest income, and the secured borrowings accrued borrowing costs at approximately the same interest rate.

Recently Issued and Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Performing the two-step goodwill impairment test is not necessary if an entity determines based on this assessment that it is not likely that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted ASU No. 2011-08 during the second quarter of fiscal 2012. The adoption of ASU No. 2011-08 did not have a material effect on our financial position, results of operations or cash flows.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 establishes common fair value measurement and disclosure requirements in U.S. GAAP and IFRS and changes the terminology used to describe the aforementioned requirements in U.S GAAP. ASU No. 2011-04 established additional disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. For these measurements, entities are required to disclose valuation processes used in developing fair values, as well as sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between them. ASU No. 2011-04 is effective for public entities for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 during the third quarter of fiscal 2012. The adoption of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

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

During the three and six months ended December 31, 2012, 19.5% and 19.7% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so since fiscal 2008. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended December 31, 2012 and 2011, we recorded $0.1 million and $0.4 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the three months ended December 31, 2012 and 2011 by $1.4 million and $1.0 million, respectively.

During the six months ended December 31, 2012 and 2011, we recorded $0.4 million and $2.5 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the six months ended December 31, 2012 and 2011 by $2.5 million and $2.1 million, respectively.

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect any material loss with respect to our investment portfolio from changes in market interest rates or credit losses, as our investments consist primarily of money market accounts. At December 31, 2012, all of the instruments in our investment portfolio were included in cash and cash equivalents.

Item 4.   Controls and Procedures

a)             Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, and due to the material weakness in our internal controls over financial reporting described in Management’s Report on Internal Controls over Financial Reporting on Form 10-K for our fiscal year ended June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)             Changes in Internal Controls Over Financial Reporting

During the three months ended December 31, 2012, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

c)              Remediation Efforts

Management is committed to remediating the material weakness in internal controls related to the accounting for income taxes in a timely fashion. In fiscal 2012, we made significant progress toward executing remediation plans to address the material weakness. Specifically, we successfully implemented the following measures to improve our internal controls over income tax accounting and disclosure. We plan to further enhance these measures throughout fiscal 2013.

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

In addition, in the remaining quarters of fiscal 2013, we will continue training and education efforts and implement remedial actions designed to address the areas where the material weakness was previously identified. If required, we will continue to utilize qualified external consultants to advise us on complex tax issues and to assist us in the preparation and review of our consolidated income tax provision.

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

As of December 31, 2012, we operated in 30 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the six months ended December 31, 2012 and 2011. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

•                  unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers;

•                  less effective protection of intellectual property;

•                  requirements of foreign laws and other governmental controls;

•                  delays in the execution of license agreement renewals in the same quarter in which the original agreements expire;

•                  difficulties in collecting trade accounts receivable in other countries;

•                  adverse tax consequences; and

•                  the challenges of managing legal disputes in foreign jurisdictions.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the six months ended December 31, 2012, 19.7% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. Since late fiscal 2008, we have not entered into derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2012 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 to 31, 2012	274,300	$24.73	274,300
November 1 to 30, 2012	259,700	$26.16	259,700
December 1 to 31, 2012	229,900	$26.55	229,900
Total	763,900	$25.79	763,900	$87,744,301

(1)         On October 24, 2012, the Board of Directors approved a share repurchase program with a value of up to $100 million of our common stock and no expiration date. This share repurchase program replaced the prior share repurchase program approved by the Board of Directors on November 1, 2011 with a value of up to $100 million and terminated on October 24, 2012.  The program approved on November 1, 2011 had replaced a repurchase program with a value of up to $40 million which had been approved by the Board of Directors on October 29, 2010 and expired on October 31, 2011.

(2)         As of December 31, 2012, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 4,678,130 shares.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

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

Aspen Technology, Inc.

Date: January 29, 2013	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2013	By:	/s/ MARK P. SULLIVAN
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