Form 10-Q
period 2013-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2013-04-30
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 23, 2013, there were 93,708,567 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

Our registered trademarks include aspenONE, ASPEN PLUS, ASPENTECH, the AspenTech logo, DMCPLUS, HTFS, HYSYS and INFOPLUS.21.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Subscription and software	$60,899	$42,444	$174,436	$120,856
Services and other	18,458	18,893	53,687	58,261
Total revenue	79,357	61,337	228,123	179,117
Cost of revenue:
Subscription and software	3,229	2,717	9,519	8,063
Services and other	9,420	9,713	27,841	31,113
Total cost of revenue	12,649	12,430	37,360	39,176
Gross profit	66,708	48,907	190,763	139,941
Operating expenses:
Selling and marketing	22,958	24,279	67,852	70,043
Research and development	15,772	14,423	46,577	40,959
General and administrative	11,685	13,103	36,124	40,480
Restructuring charges	(41)	(84)	(7)	(143)
Total operating expenses	50,374	51,721	150,546	151,339
Income (loss) from operations	16,334	(2,814)	40,217	(11,398)
Interest income	807	1,776	2,861	6,041
Interest expense	(12)	(611)	(385)	(2,718)
Other expense, net	(18)	(26)	(352)	(2,483)
Income (loss) before provision for (benefit from) income taxes	17,111	(1,675)	42,341	(10,558)
Provision for (benefit from) income taxes	6,598	(1,155)	17,478	(2,138)
Net income (loss)	$10,513	$(520)	$24,863	$(8,420)
Net income (loss) per common share:
Basic	$0.11	$(0.01)	$0.27	$(0.09)
Diluted	$0.11	$(0.01)	$0.26	$(0.09)
Weighted average shares outstanding:
Basic	93,730	93,583	93,556	93,851
Diluted	95,400	93,583	95,475	93,851

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income (loss)	$10,513	$(520)	$24,863	$(8,420)
Other comprehensive (loss) income:
Net unrealized losses on available for sale securities, net of tax effects of $10	(19)	—	(19)	—
Foreign currency translation adjustments	(932)	219	(325)	(434)
Total other comprehensive (loss) income	(951)	219	(344)	(434)
Comprehensive income (loss)	$9,562	$(301)	$24,519	$(8,854)

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	March 31,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$139,042	$165,242
Short-term marketable securities	30,535	—
Accounts receivable, net	28,996	31,450
Current portion of installments receivable, net	18,969	33,184
Collateralized receivables	—	6,297
Unbilled services	2,217	1,592
Prepaid expenses and other current assets	8,884	16,219
Prepaid income taxes	151	283
Current deferred tax assets	6,755	7,196
Total current assets	235,549	261,463
Long-term marketable securities	44,538	—
Non-current installments receivable, net	2,645	14,046
Property, equipment and leasehold improvements, net	7,176	7,037
Computer software development costs, net	1,480	1,689
Goodwill	19,465	19,399
Non-current deferred tax assets	43,318	58,559
Other non-current assets	7,490	6,142
Total assets	$361,661	$368,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured borrowings	$—	$10,756
Accounts payable	1,432	2,566
Accrued expenses and other current liabilities	29,416	37,989
Income taxes payable	875	598
Current deferred revenue	163,623	143,578
Current deferred tax liabilities	232	232
Total current liabilities	195,578	195,719
Non-current deferred revenue	52,251	43,595
Other non-current liabilities	14,005	15,429
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares at March 31, 2013 and June 30, 2012 Issued and outstanding— none at March 31, 2013 and June 30, 2012	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 99,316,649 shares at March 31, 2013 and 96,663,580 shares at June 30, 2012 Outstanding— 93,900,675 shares at March 31, 2013 and 93,465,955 shares at June 30, 2012	9,932	9,666
Additional paid-in capital	568,247	547,546
Accumulated deficit	(370,216)	(395,079)
Accumulated other comprehensive income	7,751	8,095
Treasury stock, at cost—5,415,974 shares of common stock at March 31, 2013 and 3,197,625 at June 30, 2012	(115,887)	(56,636)
Total stockholders’ equity	99,827	113,592
Total liabilities and stockholders’ equity	$361,661	$368,335

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$24,863	$(8,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,114	3,984
Net foreign currency (gain) loss	(667)	784
Stock-based compensation	11,295	9,604
Deferred income taxes	15,668	(3,665)
Provision for bad debts	31	104
Other non-cash operating activities	365	486
Changes in assets and liabilities:
Accounts receivable	2,395	(391)
Unbilled services	(645)	1,197
Prepaid expenses, prepaid income taxes, and other assets	4,888	(70)
Installments and collateralized receivables	32,365	42,510
Accounts payable, accrued expenses, and other liabilities	(11,186)	(9,209)
Deferred revenue	29,138	46,056
Net cash provided by operating activities	112,624	82,970
Cash flows from investing activities:
Purchase of marketable securities	(75,713)	—
Purchase of property, equipment and leasehold improvements	(3,018)	(1,175)
Insurance proceeds	2,222	—
Purchase of technology intangibles	(902)	—
Payments for acquisitions, net of cash acquired	—	(2,617)
Capitalized computer software development costs	(593)	(487)
Net cash used in investing activities	(78,004)	(4,279)
Cash flows from financing activities:
Exercise of stock options	15,430	6,581
Proceeds from secured borrowings	—	4,982
Repayments of secured borrowings	(11,010)	(22,270)
Repurchases of common stock	(59,251)	(32,119)
Payment of tax withholding obligations related to restricted stock	(5,758)	(3,125)
Net cash used in financing activities	(60,589)	(45,951)
Effect of exchange rate changes on cash and cash equivalents	(231)	(161)
(Decrease) increase in cash and cash equivalents	(26,200)	32,579
Cash and cash equivalents, beginning of period	165,242	149,985
Cash and cash equivalents, end of period	$139,042	$182,564

Supplemental disclosure of cash flow information:
Income tax paid, net	$2,692	$1,599
Interest paid	385	2,718

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2012, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

Revenue related to our aspenONE licensing model is recognized over the term of the arrangement on a ratable basis. During fiscal 2010 and 2011, license revenue related to our point product arrangements with SMS included for the entire term of the arrangement was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met. Beginning in fiscal 2012, we were unable to establish evidence of the fair value for the SMS component, and revenue from these arrangements is now recognized on a ratable basis.

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

•                  The changes to our licensing model resulted in operating losses for fiscal 2010, 2011 and 2012. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue. Subscription and software revenue has steadily increased from the beginning of fiscal 2010 as a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and have been renewed under either our aspenONE licensing model or as point product arrangements which include Premier Plus TM SMS for the full contract term.

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

•                  The amount of our deferred revenue has increased as more revenue from our term license portfolio has been recognized on a ratable basis.

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

The introduction of our Premier Plus SMS offering in fiscal 2012 resulted in a change to the revenue recognition of point product arrangements that include Premier Plus SMS for the term of the arrangement.  Since we do not have vendor-specific objective evidence of fair value, or VSOE, for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable, resulting in revenue being recognized ratably over the term of the arrangement, once the other revenue recognition criteria have been met.  Prior to fiscal 2012, license revenue was recognized on the due date of each annual installment, provided all revenue recognition criteria were met.  The introduction of our Premier Plus SMS offering did not change the revenue recognition for our aspenONE licensing arrangements.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach.  We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this new deliverable.

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

When a customer elects to license our products under our aspenONE licensing model, our Premier Plus SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Due to our obligation to provide unspecified future software products and updates, we are required to recognize revenue ratably over the term of the arrangement, once the other revenue recognition criteria noted above have been met.

Our point product arrangements with Premier Plus SMS include SMS for the term of the arrangement. Since we do not have VSOE for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable. As a result, revenue associated with point product arrangements with Premier Plus SMS included for the contract term is recognized ratably over the term of the arrangement, once the other revenue recognition criteria have been met.

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

The following tables summarize the amount of subscription and software revenue recognized on a ratable basis and under a residual method for the three and nine months ended March 31, 2013 and 2012, respectively.  Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due.  The residual method refers to the recognition of the difference between the total arrangement fee and the undiscounted VSOE for the undelivered element, assuming all other revenue recognition requirements have been met.

	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$58,551	$40,328	96.1%	95.0%
Residual method (1)	2,348	2,116	3.9	5.0
Subscription and software revenue	$60,899	$42,444	100.0%	100.0%

	Nine Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$162,253	$100,509	93.0%	83.2%
Residual method (1)	12,183	20,347	7.0	16.8
Subscription and software revenue	$174,436	$120,856	100.0%	100.0%

(1) Residual method revenue detail

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Residual method revenue:
Legacy arrangements	$2,123	$1,714	$10,840	$18,498
Perpetual arrangements	225	402	1,343	1,849
Total residual method revenue	$2,348	$2,116	$12,183	$20,347

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

Deferred Revenue

Deferred revenue includes amounts billed or collected in advance of revenue recognition, including arrangements under the aspenONE licensing model, point product arrangements with Premier Plus SMS, legacy SMS offering, professional services, and training.  Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS, VSOE does not exist for the undelivered elements, and as a result the arrangement fees are recognized ratably (i.e., on a subscription basis) over the term of the license, and deferred revenue is recorded as each invoice becomes due.

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

(c)  Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into consideration the customer’s credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are split between current and non-current in our unaudited consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our unaudited consolidated balance sheets. As a result, we did not have any past due installments receivable as of March 31, 2013.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population of receivables and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, and customer’s credit rating and past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 96% and 89% of our total installments receivable allowance for doubtful accounts at March 31, 2013 and June 30, 2012, respectively. In instances when an installment receivable that is reserved ages into a trade account receivable, the related reserve is transferred to our trade accounts receivable allowance.

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

As of March 31, 2013, our gross current and non-current installments receivable of $20.0 million and $3.0 million are presented net of unamortized discounts of $0.9 million and $0.3 million and net of allowance for doubtful accounts of $0.1 million each, respectively.  Provision for bad debts related to current and non-current installments receivable was not significant during the three and nine months ended March 31, 2013 and 2012, respectively.

As of June 30, 2012, our gross current and non-current installments receivable of $35.0 million and $15.9 million are presented net of unamortized discounts of $1.6 million and $1.8 million, and net of allowance for doubtful accounts of $0.2 million and less than $0.1 million, respectively.

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

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of March 31, 2013 (dollars in thousands):

	Fair Value	Cost	Unrealized Gains	Unrealized Losses

U.S. corporate bonds	$30,535	$30,540	$4	$(9)
Total short-term marketable securities	$30,535	$30,540	$4	$(9)

U.S. corporate bonds	$44,538	$44,562	$3	$(27)
Total long-term marketable securities	$44,538	$44,562	$3	$(27)

Our marketable securities are classified as available-for-sale and are recorded on the unaudited consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from April 2013 through January 2015. Unrealized losses are attributable to changes in interest rates.

We review our marketable securities at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value. During the three and nine months ended March 31, 2013, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the periods then ended.

4. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended March 31, 2013 are as follows (dollars in thousands):

	Reporting Unit
Asset Class	License	SMS, Training, and Other	Professional Services	Total
Balance as of June 30, 2012
Goodwill	$69,570	$15,398	$5,102	$90,070
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)
	$4,001	$15,398	$—	$19,399

Effect of currency translation	32	34	—	66

Balance as of March 31, 2013
Goodwill	$69,602	$15,432	$5,102	$90,136
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)
	$4,033	$15,432	$—	$19,465

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for each reporting unit as of December 31, 2012, and, based upon the results of our qualitative assessment, determined that it was not likely that their respective fair values were less than their carrying amounts. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three and nine months ended March 31, 2013.

5.  Income Taxes

The effective tax rate for the periods presented is primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions which are taxed at their applicable rates, as well as the impact of permanent differences between book and tax income.  Our effective tax rate for the three and nine months ended March 31, 2013 was 38.6% and 41.3%, respectively. Our effective benefit rate for the three and nine months ended March 31, 2012 was 69.0% and 20.3%, respectively.

Our effective tax rate for the three and nine months ended March 31, 2013 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of permanent items, including non-deductible stock-based compensation expense.

Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income and the timing of the temporary differences becoming deductible.  Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carry-forwards, and other matters in making this assessment. At March 31, 2013, our total valuation allowance was approximately $5.6 million.

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

6.  Fair Value

We determine fair value by utilizing a fair value hierarchy that ranks the quality and reliability of the information used in its determination. Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Fair values determined using “Level 2 inputs” utilize data points that are observable such as quoted prices, interest rates and yield curves for similar assets and liabilities.

Cash equivalents of $119.3 million and $144.0 million as of March 31, 2013, and June 30, 2012, respectively, are reported at fair value utilizing Level 1 inputs. Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $75.1 million as of March 31, 2013, are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or “Level 2 inputs.”

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

7.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of March 31, 2013 and June 30, 2012 (dollars in thousands). Refer to Note 2(c) for a summary of our installments receivable balances.  Collateralized receivables are presented in the unaudited consolidated balance sheets and in the table below as of June 30, 2012, net of discounts for future interest established at inception of the installment arrangement.

		Unamortized
	Gross	Discounts	Allowance	Net
March 31, 2013:
Accounts Receivable	$30,867	$—	$1,871	$28,996
	$30,867	$—	$1,871	$28,996

June 30, 2012:
Accounts Receivable	$33,432	$—	$1,982	$31,450
Collateralized Receivables - current	6,500	203	—	6,297
	$39,932	$203	$1,982	$37,747

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

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following (dollars in thousands):

	March 31, 2013	June 30, 2012

Royalties and outside commissions	$4,282	$4,875
Payroll and payroll-related	14,107	21,558
Other	11,027	11,556
Total accrued expenses and other current liabilities	$29,416	$37,989

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following (dollars in thousands):

	March 31, 2013	June 30, 2012

Deferred rent	$971	$1,532
Other*	13,034	13,897
Total other non-current liabilities	$14,005	$15,429

*                                         Other is comprised primarily of our reserve for uncertain tax liabilities of $11.2 million and $12.2 million as of March 31, 2013 and June 30, 2012, respectively.

8.  Stock-Based Compensation

General Award Terms

We issue stock options and restricted stock units (RSUs) to our employees and outside directors, pursuant to stockholder-approved equity compensation plans. Option awards are granted with an exercise price equal to the market closing price of our stock on the trading day prior to the date of grant; those options generally vest over four years and expire within 7 or 10 years of grant. RSUs generally vest over four years. Historically, our practice has been to settle stock option exercises and RSU vesting through newly-issued shares.

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

There were no awards granted during the three months ended March 31, 2013. The weighted average estimated fair value of awards granted during the three months ended March 31, 2012 was $6.47. The weighted average estimated fair value of awards granted during the nine months ended March 31, 2013 and 2012 was $9.76 and $6.50, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended
	March 31,
	2013	2012
Risk-free interest rate	0.6%	1.2%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.8	4.6
Expected volatility factor	48.9%	49.7%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Recorded as expenses:
Cost of services and other	$325	$280	$984	$897
Selling and marketing	994	1,103	2,943	3,502
Research and development	770	319	2,253	1,020
General and administrative	1,438	1,123	5,115	4,185
Total stock-based compensation	$3,527	$2,825	$11,295	$9,604

A summary of stock option and RSU activity under all equity plans for the nine months ended March 31, 2013 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	4,180,265	$9.03		$59,034	1,327,071	$12.73
Granted	498,264	23.40			588,148	23.40
Settled (RSUs)	—	—			(632,846)	13.96
Exercised	(2,232,816)	6.91			—	—
Cancelled / Forfeited	(59,747)	11.91			(51,162)	14.84
Outstanding at March 31, 2013	2,385,966	$13.94	6.73	$43,785	1,231,211	$17.10

Vested and exercisable at March 31, 2013	1,363,553	$11.40	5.56	$28,482	—	—

Vested and expected to vest as of March 31, 2013	2,230,224	$13.71	6.61	$41,448	1,077,657	$17.07

There were no RSUs granted during the three months ended March 31, 2013. The weighted average grant-date fair value of RSUs granted during the nine months ended March 31, 2013 was $23.40, and during the three and nine months ended March 31, 2012 was $16.53 and $15.52, respectively. During each of three months ended March 31, 2013 and 2012, the total fair value of shares vested from RSU grants was $4.0 million, respectively, and during the nine months ended March 31, 2013 and 2012 was $17.1 million and $9.5 million, respectively.

At March 31, 2013, the total future unrecognized compensation cost related to stock options and RSUs was $6.8 million and $18.4 million, respectively, and is expected to be recorded over a weighted average period of 2.6 years and 2.7 years, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $22.6 million and $4.7 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2013 and 2012 was $45.8 million and $9.7 million, respectively. We received $15.4 million and $6.6 million in cash proceeds from option exercises during the nine months ended March 31, 2013 and 2012, respectively.  We paid $5.8 million and $3.1 million for withholding taxes on vested RSUs during the nine months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, common stock reserved for future issuance or settlement under equity compensation plans was 8.3 million shares.

9.  Common Stock

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

We repurchased 2,218,349 shares of our common stock for $59.3 million during the nine months ended March 31, 2013. We repurchased 2,496,595 shares of our common stock for $46.1 million during fiscal 2012. As of March 31, 2013, the remaining dollar value under the stock repurchase program approved on October 24, 2012 was $65.3 million.

10.  Net Income (Loss) Per Share

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

For the three and nine months ended March 31, 2013, certain employee equity awards were anti-dilutive based on the treasury stock method. For the three and nine months ended March 31, 2012, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income (loss)	$10,513	$(520)	$24,863	$(8,420)

Weighted average shares outstanding	93,730	93,583	93,556	93,851

Dilutive impact from:
Share-based payment awards	1,670	—	1,919	—
Dilutive weighted average shares outstanding	95,400	93,583	95,475	93,851

Income (loss) per share
Basic	$0.11	$(0.01)	$0.27	$(0.09)
Dilutive	$0.11	$(0.01)	$0.26	$(0.09)

The following potential common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date (shares in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Employee equity awards	438	6,392	947	6,805

11. Commitments and Contingencies

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

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters as of March 31, 2013, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at March 31, 2013 and June 30, 2012, and are not material to our financial position for the periods then ended.

As of March 31, 2013 we do not believe that there is a reasonable possibility of a loss exceeding the amounts already accrued for the proceedings or matters discussed above.

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

The license line of business is engaged in the development and licensing of software. The SMS, training, and other line of business provides customers with a wide range of support services that include on-site support, telephone support, software updates and various forms of training on how to use our products.  The professional services line of business offers implementation, advanced process control, real-time optimization, and other professional services.

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

The following table presents a summary of operating segments (dollars in thousands):

	License	SMS, Training, and Other	Professional Services	Total
Three Months Ended March 31, 2013
Segment revenue	$60,899	$10,945	$7,513	$79,357
Segment expenses	16,031	1,597	5,989	23,617
Segment operating profit (1)	$44,868	$9,348	$1,524	$55,740
Three Months Ended March 31, 2012
Segment revenue	$42,444	$12,935	$5,958	$61,337
Segment expenses	17,224	2,179	5,702	25,105
Segment operating profit (1)	$25,220	$10,756	$256	$36,232

Nine Months Ended March 31, 2013
Segment revenue	$174,436	$34,274	$19,413	$228,123
Segment expense	48,864	5,286	17,039	71,189
Segment operating profit (1)	$125,572	$28,988	$2,374	$156,934
Nine Months Ended March 31, 2012
Segment revenue	$120,856	$41,504	$16,757	$179,117
Segment expense	50,639	7,385	17,945	75,969
Segment operating profit (loss) (1)	$70,217	$34,119	$(1,188)	$103,148

(1)         The segment operating profits (losses) reported reflect the direct expenses of the operating segment and contain certain allocations of selling and marketing, general and administrative, research and development, and do not contain restructuring and other corporate expenses incurred in support of the segments.

Reconciliation to Income (Loss) Before Income Taxes

The following table presents a reconciliation of total segment operating profit to income (loss) before income taxes for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Total segment operating profit for reportable segments	$55,740	$36,232	$156,934	$103,148
Cost of subscription and software	(3,229)	(2,717)	(9,519)	(8,063)
Marketing	(3,896)	(4,011)	(9,896)	(10,326)
Research and development	(13,028)	(12,205)	(38,313)	(34,350)
General and administrative	(9,404)	(11,069)	(28,555)	(33,651)
Information technology and overhead	(6,363)	(6,303)	(19,146)	(18,695)
Stock-based compensation	(3,527)	(2,825)	(11,295)	(9,604)
Restructuring charges	41	84	7	143
Other expense, net	(18)	(26)	(352)	(2,483)
Interest income (net)	795	1,165	2,476	3,323
Income (loss) before income taxes	$17,111	$(1,675)	$42,341	$(10,558)

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

Our fiscal year ends on June 30th, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2013” refers to the year ending on June 30, 2013).

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

•                  The changes to our licensing model resulted in operating losses for fiscal 2010, 2011 and 2012. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue. Subscription and software revenue has steadily increased from the beginning of fiscal 2010 as a portion of the license agreements executed under our upfront revenue model have reached the end of their original term and have been renewed under either our aspenONE licensing model or as point product arrangements which include Premier Plus SMS for the full contract term. To the extent the remaining term license agreements executed under our upfront revenue model expire and are renewed, we expect to recognize levels of revenue and operating profit comparable to, or higher than, our pre-transition levels.

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

•                  The amount of our deferred revenue has, and is expected to continue to, increase as more revenue from our term license portfolio is recognized on a ratable basis.

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

The introduction of our Premier Plus SMS offering in fiscal 2012 resulted in a change to the revenue recognition of point product arrangements that include Premier Plus SMS for the term of the arrangement.  Since we do not have vendor-specific objective evidence of fair value, or VSOE, for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable, resulting in revenue being recognized ratably over the term of the arrangement, once the other revenue recognition criteria have been met.  Prior to fiscal 2012, license revenue was recognized on the due date of each annual installment, provided all revenue recognition criteria were met. The introduction of our Premier Plus SMS offering did not change the revenue recognition for our aspenONE licensing arrangements.

For additional information about the recognition of revenue under the upfront revenue model and our aspenONE licensing model, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue”

contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2012.  Due to the accounting implications resulting from the changes to our licensing model, we believe that a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, will be of limited value in assessing our performance, growth and financial condition until a significant majority of our license agreements executed under our upfront revenue model reach the end of their original terms and are renewed under our aspenONE licensing model or as point product arrangements which include SMS for the contract term. Accordingly, we are focusing on a number of other business metrics, including those described below under “Key Business Metrics.”

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

Research and Development Expenses.  Research and development expenses consist primarily of personnel expenses related to the creation of new products and to enhancements and engineering changes to existing products.

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

Other Income and Expenses

Interest Income.  Interest income is recorded for the accretion of interest on the installment payments of our term software license contracts when revenue is recognized upfront at net present value, and from the investment in marketable securities and short-term money market instruments.

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

Provision for (Benefit from) Income Taxes.  The provision for income taxes is comprised of domestic and foreign taxes. The benefit from income taxes is comprised of the deferred benefit for tax deductions and credits that we expect to utilize in the future. We record interest and penalties related to income tax matters as a component of income tax expense. We expect the amount of income tax expense to vary each reporting period depending upon fluctuations in our taxable income by jurisdiction.

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

We use a non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and it is also useful as a basis for comparing our performance with that of our competitors. To supplement our presentation of total cost of revenue and total operating costs presented on a GAAP basis, we use a non-GAAP measure of adjusted total costs, which excludes certain non-cash and non-recurring expenses. Management believes that this financial measure is useful to investors because it approximates the cash operating costs of the business. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to total cost of revenue and total operating costs as a measure of our total costs.

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

We estimate that TLCV grew by approximately 2.4% during the third quarter of fiscal 2013, from $1.54 billion at December 31, 2012 to $1.58 billion at March 31, 2013, and by approximately 7.9% during the nine months ended March 31, 2013, from $1.46 billion at June 30, 2012. The growth was attributable primarily to an increase in the number of tokens or products licensed.

We estimate that TCV grew by approximately 2.8% during the third quarter of fiscal 2013, from $1.78 billion at December 31, 2012 to $1.83 billion at March 31, 2013, and by approximately 9.1% during the nine months ended March 31, 2013, from $1.68 billion at June 30, 2012. The growth was attributable primarily to an increase in the number of tokens or products licensed.

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, adjusted for stock-based compensation expense, restructuring charges, and amortization of purchased intangibles, for the indicated periods (dollars in thousands):

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
Total cost of revenue	$12,649	$12,430	$219	1.8%	$37,360	$39,176	$(1,816)	(4.6)%
Total operating expenses	50,374	51,721	(1,347)	(2.6)	150,546	151,339	(793)	(0.5)
Total expenses	63,023	64,151	(1,128)	(1.8)%	187,906	190,515	(2,609)	(1.4)%
Less:
Stock-based compensation	(3,527)	(2,825)	(702)	24.8	(11,295)	(9,604)	(1,691)	17.6
Restructuring charges	41	84	(43)	(51.2)	7	143	(136)	*
Amortization of purchased intangibles	(201)	(36)	(165)	*	(503)	(36)	(467)	*
Adjusted total costs (non-GAAP)	$59,336	$61,374	$(2,038)	(3.3)%	$176,115	$181,018	$(4,903)	(2.7)%

* Not meaningful

Comparison of the Three Months Ended March 31, 2013 and 2012

Total expenses decreased by $1.1 million for the three months ended March 31, 2013 compared to the same period of the prior fiscal year. Adjusted total costs decreased by $2.0 million for the three months ended March 31, 2013 compared to the same period of the prior fiscal year. The period-over-period decrease in adjusted total costs was primarily attributable to lower third-party commissions of $0.8 million, a reduction of legal costs of $0.7 million and lower compensation and related costs of $0.5 million.

Stock-based compensation expense increased $0.7 million primarily due to the incremental expense associated with the August 2012 annual program grant, which had a higher valuation than awards granted in previous periods.  Amortization of purchased intangibles increased $0.2 million due to the expense associated with assets acquired during the first nine months of fiscal 2013 and the second half of fiscal 2012.  Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Comparison of the Nine Months Ended  March 31, 2013 and 2012

Total expenses decreased by $2.6 million for the nine months ended March 31, 2013 compared to the same period of the prior fiscal year. Adjusted total costs decreased by $4.9 million for the nine months ended March 31, 2013 compared to the same period of the prior fiscal year. The period-over-period decrease in adjusted total costs was primarily attributable to a reduction in legal costs of $3.4 million, lower third-party commissions of $1.2 million and lower office and related expenses of $0.7 million. These decreases were partially offset by higher compensation and related costs of $0.4 million.

Stock-based compensation expense increased $1.7 million primarily due to the incremental expense associated with the August 2012 annual program grant, which had a higher valuation than awards granted in previous periods. Amortization of purchased intangibles increased $0.5 million due to the expense associated with assets acquired during the first nine months of fiscal 2013 and the second half of fiscal 2012  Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements (b) insurance proceeds and (c) capitalized computer software development costs.

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

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented (dollars in thousands):

	Nine Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$112,624	$82,970
Purchase of property, equipment, and leasehold improvements	(3,018)	(1,175)
Insurance proceeds	2,222	—
Capitalized computer software development costs	(593)	(487)
Free cash flow (non-GAAP)	$111,235	$81,308

Total free cash flow increased $29.9 million during the nine months ended March 31, 2013 as compared to the same period of the prior fiscal year.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach.  We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this new deliverable.

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

When a customer elects to license our products under our aspenONE licensing model, our Premier Plus SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Due to our obligation to provide unspecified future software products and updates, we are required to recognize revenue ratably over the term of the arrangement, once the other revenue recognition criteria noted above have been met.

Our point product arrangements with Premier Plus SMS include SMS for the term of the arrangement. Since we do not have VSOE for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable. As a result, revenue associated with point product arrangements with Premier Plus SMS included for the contract term is recognized ratably over the term of the arrangement, once the other revenue recognition criteria have been met.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2013 and 2012

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended		Increase / (Decrease)		Nine Months Ended		Increase / (Decrease)
	March 31,		Change		March 31,		Change
	2013	2012	%		2013	2012	%
Revenue:
Subscription and software	$60,899	$42,444	43.5%		$174,436	$120,856	44.3%
Services and other	18,458	18,893	(2.3)		53,687	58,261	(7.9)
Total revenue	79,357	61,337	29.4		228,123	179,117	27.4
Cost of revenue:
Subscription and software	3,229	2,717	18.8		9,519	8,063	18.1
Services and other	9,420	9,713	(3.0)		27,841	31,113	(10.5)
Total cost of revenue	12,649	12,430	1.8		37,360	39,176	(4.6)
Gross profit	66,708	48,907	36.4		190,763	139,941	36.3
Operating expenses:
Selling and marketing	22,958	24,279	(5.4)		67,852	70,043	(3.1)
Research and development	15,772	14,423	9.4		46,577	40,959	13.7
General and administrative	11,685	13,103	(10.8)		36,124	40,480	(10.8)
Restructuring charges	(41)	(84)	(51.2)		(7)	(143)	*
Total operating expenses	50,374	51,721	(2.6)		150,546	151,339	(0.5)
Income (loss) from operations	16,334	(2,814)	*		40,217	(11,398)	*
Interest income	807	1,776	(54.6)		2,861	6,041	(52.6)
Interest expense	(12)	(611)	(98.0)		(385)	(2,718)	(85.8)
Other expense, net	(18)	(26)	(30.8)		(352)	(2,483)	(85.8)
Income (loss) before provision for (benefit from) income taxes	17,111	(1,675)	*		42,341	(10,558)	*
Provision for (benefit from) income taxes	6,598	(1,155)	*		17,478	(2,138)	*
Net income (loss)	$10,513	$(520)	*	%	$24,863	$(8,420)	*	%

* Not meaningful

The following table sets forth the results of operations as a percentage of net revenue in certain financial data for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Subscription and software	76.7%	69.2%	76.5%	67.5%
Services and other	23.3	30.8	23.5	32.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.1	4.5	4.2	4.5
Services and other	11.9	15.8	12.2	17.4
Total cost of revenue	16.0	20.3	16.4	21.9
Gross profit	84.0	79.7	83.6	78.1
Operating expenses:
Selling and marketing	28.9	39.5	29.7	39.1
Research and development	19.9	23.5	20.4	22.9
General and administrative	14.7	21.4	15.8	22.6
Restructuring charges	(0.1)	(0.1)	(0.0)	(0.1)
Total operating expenses	63.4	84.3	65.9	84.5
Income (loss) from operations	20.6	(4.6)	17.7	(6.4)
Interest income	1.0	2.9	1.3	3.4
Interest expense	(0.0)	(1.0)	(0.2)	(1.5)
Other expense, net	(0.0)	(0.0)	(0.2)	(1.4)
Income (loss) before provision for (benefit from) income taxes	21.6	(2.7)	18.6	(5.9)
Provision for (benefit from) income taxes	8.3	(1.9)	7.7	(1.2)
Net income (loss)	13.3%	(0.8)%	10.9%	(4.7)%

Revenue

Total revenue during the three and nine months ended March 31, 2013 increased by $18.0 million and $49.0 million compared to the corresponding periods of the prior fiscal year.  The increases were due to higher subscription and software revenue of $18.5 million and $53.6 million, partially offset by lower services and other revenue of $0.4 million and $4.6 million, respectively.

Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Subscription and software revenue	$60,899	$42,444	$18,455	43.5%	$174,436	$120,856	$53,580	44.3%
As a percent of revenue	76.7%	69.2%			76.5%	67.5%

The increase in subscription and software revenue during the three and nine months ended March 31, 2013, compared to the corresponding periods of the prior fiscal year, was primarily the result of a larger base of arrangements being recognized on a ratable basis during the current quarter and the first nine months of fiscal 2013. We expect subscription and software revenue to continue to increase as customers renew expiring contracts formerly on the upfront revenue model. While we are transitioning to our aspenONE licensing model, we do not expect to recognize levels of revenue comparable to our pre-transition levels until a significant majority of license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed.

The following tables summarize the amount of subscription and software revenue recognized on a ratable basis and under the residual method for the three and nine months ended March 31, 2013 and 2012, respectively. As illustrated below, the introduction of our aspenONE licensing model and the inclusion of our Premier Plus SMS offering with point product arrangements resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in the first nine months of fiscal 2013 and 2012, respectively.

	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$58,551	$40,328	96.1%	95.0%
Residual method (1)	2,348	2,116	3.9	5.0%
Subscription and software revenue	$60,899	$42,444	100.0%	100.0%

	Nine Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)		% of Total
Subscription and software revenue:
Ratable	$162,253	$100,509	93.0%	83.2%
Residual method (1)	12,183	20,347	7.0	16.8%
Subscription and software revenue	$174,436	$120,856	100.0%	100.0%

(1) Residual method revenue detail

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Residual method revenue:
Legacy arrangements	$2,123	$1,714	$10,840	$18,498
Perpetual arrangements	225	402	1,343	1,849
Total residual method revenue	$2,348	$2,116	$12,183	$20,347

As noted in the table above, we recognized $2.1 million and $10.8 million of revenue related to legacy arrangements during the three and nine months ended March 31, 2013, compared to $1.7 million and $18.5 million in the corresponding periods of the prior fiscal year. We expect residual method revenue from legacy arrangements to decrease and be replaced with term-based licensing agreements that are recognized on a ratable basis.  We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue during the remainder of fiscal 2013 and beyond. During the nine months ended March 31, 2012, we recognized $6.0 million of revenue related to a renewal of a legacy arrangement.

Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Professional services revenue	$7,513	$5,958	$1,555	26.1%	$19,413	$16,757	$2,656	15.9%
SMS and other revenue	10,945	12,935	(1,990)	(15.4)	$34,274	41,504	(7,230)	(17.4)
Services and other revenue	18,458	18,893	(435)	(2.3)%	53,687	58,261	(4,574)	(7.9)%
As a percent of revenue	23.3%	30.8%			23.5%	32.5%

Professional Services Revenue

Professional services revenue during the three and nine months ended March 31, 2013 increased $1.6 million and $2.7 million, respectively, compared to the corresponding periods of the prior fiscal year.

The period-over-period increase in professional services revenue during the three months ended March 31, 2013 was primarily due to increased professional services activity, a reduction in net revenue deferrals on professional service arrangements sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, and favorable timing of revenue recognition on certain arrangements accounted for under the completed contract method. During the three months ended March 31, 2013, our net revenue deferrals of professional services revenue on arrangements recognized under a completed contract method decreased $0.6 million compared to the corresponding period of the prior fiscal year.

The period-over-period increase in professional services revenue during the nine months ended March 31, 2013 was primarily due to increased professional services activity, and a reduction in the net revenue deferrals on professional service arrangements sold as a single arrangement with, or in contemplation of, a new aspenONE license or a point product arrangement with Premier Plus SMS, partially offset by revenue deferrals on arrangements which did not meet the requirements for revenue recognition. During the nine months ended March 31, 2013, we deferred $1.9 million of professional services revenue accounted for under the completed contract method compared to $1.2 million of revenue on such arrangements during the corresponding period of the prior fiscal year.

Under the aspenONE licensing model, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than the period over which the services are performed. During the three and nine months ended March 31, 2013, we had net revenue deferrals of $0.5 million and $2.0 million for professional services bundled with aspenONE transactions. By comparison, we had net revenue deferrals of $0.8 million and $3.1 million on similar arrangements during the three and nine months ended March 31, 2012.

SMS and Other Revenue

SMS and other revenue includes revenue from annually renewed, legacy SMS, offered in support of our perpetual and legacy term arrangements.

SMS and other revenue decreased by $2.0 million and $7.2 million during the three and nine months ended March 31, 2013 compared to the corresponding periods of the prior fiscal year. The decrease was primarily due to customers transitioning from legacy term and perpetual arrangements to term license arrangements that include Premier Plus SMS for the contract term. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS, the entire arrangement fee is included within subscription and software revenue. We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model.  In the foreseable future, we expect that SMS revenue will represent less than 10% of our total revenue, at which time we will include SMS revenue in the subscription and software line in our unaudited consolidated statements of operations.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Cost of subscription and software revenue	$3,229	$2,717	$512	18.8%	9,519	8,063	$1,456	18.1%
Gross margin	94.7%	93.6%			94.5%	93.3%

The period-over-period increase in cost of subscription and software revenue during the three and nine months ended March 31, 2013 was primarily due to a larger percentage of SMS services being provided to customers under our aspenONE licensing model and point product arrangements with Premier Plus SMS. We allocate the portion of SMS cost associated with providing support services on these arrangements to match the expense with the related revenue. As more customers transition to the aspenONE licensing model, more of the related SMS costs will be included in cost of subscription and software revenue. Additionally, the period-over-period increase in cost of subscription and software revenue during the three and nine months ended March 31, 2013 was attributable to higher amortization of purchased intangibles of $0.2 million and $0.5 million during the periods then ended, respectively.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Cost of services and other revenue	$9,420	$9,713	$(293)	(3.0)%	$27,841	$31,113	$(3,272)	(10.5)%
Gross margin	49.0%	48.6%			48.1%	46.6%

Cost of services and other revenue includes the cost of providing professional services, training, annually renewed legacy SMS, and other revenue.

Cost of Professional Services Revenue

The cost of professional services revenue increased $0.2 million during the three months ended March 31, 2013 compared to the corresponding period of the prior fiscal year. The increase was primarily attributable to recognition of revenue and costs on projects under the completed contract method, partially offset by lower compensation and related costs.

The cost of professional services revenue decreased $1.2 million during the nine months ended March 31, 2013 compared to the corresponding period of the prior fiscal year. The decrease was primarily attributable to lower compensation and related costs, partially offset by an increase due to recognition of revenue and costs on projects under the completed contract method.

Cost of SMS and Other Revenue

Cost of SMS and other revenue decreased $0.5 million and $2.1 million during the three and nine months ended March 31, 2013 compared to the corresponding periods of the prior fiscal year. The period-over-period decrease in cost of SMS and other revenue was primarily due to the growth of our subscription-based revenue and the associated higher allocation of SMS support costs being reported in cost of subscription and software revenue. As the subscription business grows, we expect the cost of SMS revenue to continue to migrate from cost of services and other revenue to cost of subscription and software revenue. Eventually, we expect the majority of the costs of our SMS business to be presented in cost of subscription and software revenue.

Gross margin on services and other revenue increased from 48.6% during the three months ended March 31, 2012 to 49.0% during the corresponding period of the current fiscal year primarily due to improved margins within our professional services business. The gross margin increase within professional services was primarily attributable to increased revenues, as noted above.

Gross margin on services and other revenue increased from 46.6% during the nine months ended March 31, 2012 to 48.1% during the corresponding period of the current fiscal year primarily due to the increased professional services revenues and to the reduction in compensation and related costs on professional services, as noted above.  As the gross margin on SMS has historically been higher than on professional services, and SMS revenue continues to migrate to subscription and software revenue, we expect the gross margin on services and other revenue to trend downward, however it may be variable on a quarter to quarter basis.

Selling and Marketing Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Selling and marketing expense	$22,958	$24,279	$(1,321)	(5.4)%	$67,852	$70,043	$(2,191)	(3.1)%
As a percent of revenue	28.9%	39.5%			29.7%	39.1%

The period-over-period decrease in selling and marketing expense during the three months ended March 31, 2013 was primarily the result of lower third-party commissions of $0.8 million and lower compensation and related costs of $0.5 million.

The period-over-period decrease in selling and marketing expense during the nine months ended March 31, 2013 was primarily the result of lower compensation and related costs of $1.4 million and lower third-party commissions of $1.0 million.

Research and Development Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Research and development expense	$15,772	$14,423	$1,349	9.4%	$46,577	$40,959	$5,618	13.7%
As a percent of revenue	19.9%	23.5%			20.4%	22.9%

The period-over-period increase in research and development expense during the three months ended March 31, 2013 was primarily the result of higher compensation and related costs of $1.2 million, including higher stock-based compensation expense of $0.5 million. These increases are primarily due to higher headcount.

The period-over-period increase in research and development expense during the nine months ended March 31, 2013 was primarily the result of higher compensation and related costs of $5.5 million, including higher stock-based compensation expense of $1.3 million. These increases are primarily due to higher headcount.

General and Administrative Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

General and administrative expense	$11,685	$13,103	$(1,418)	(10.8)%	$36,124	$40,480	$(4,356)	(10.8)%
As a percent of revenue	14.7%	21.4%			15.8%	22.6%

The period-over-period decrease in general and administrative expense during the three months ended March 31, 2013 was primarily attributable to a reduction in legal costs of $0.7 million, lower provisions for bad debt of $0.6 million and other less significant items that totaled $0.4 million, partially offset by higher compensation and related costs of $0.3 million.

The period-over-period decrease in general and administrative expense during the nine months ended March 31, 2013 was primarily attributable to a reduction in legal costs of $3.4 million and other less significant items that totaled $1.6 million, net, partially offset by higher compensation and related costs of $0.6 million.

Interest Income

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Interest income	$807	$1,776	$(969)	(54.6)%	$2,861	$6,041	$(3,180)	(52.6)%
As a percent of revenue	1.0%	2.9%			1.3%	3.4%

The period-over-period decrease in interest income during the three and nine months ended March 31, 2013 was attributable to the continued decrease of our installments receivable portfolio, partially offset by the income generated from investments in marketable securities.

Interest Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Interest expense	$(12)	$(611)	$599	(98.0)%	$(385)	$(2,718)	$2,333	(85.8)%
As a percent of revenue	(0.0)%	(1.0)%			(0.2)%	(1.5)%

The period-over-period decrease in interest expense during the three and nine months ended March 31, 2013 was attributable to the pay-down of our secured borrowings which were repaid in full during the second quarter of fiscal 2013.

Other Expense, Net

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Other expense, net	$(18)	$(26)	$8	(30.8)%	$(352)	$(2,483)	$2,131	(85.8)%
As a percent of revenue	(0.0)%	(0.0)%			(0.2)%	(1.4)%

Other expense, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other expense, net also includes miscellaneous non-operating gains and losses.

During the three months ended March 31, 2013 and 2012, other expense, net was comprised of less than $0.1 million and $0.2 million of net currency losses, respectively. During the nine months ended March 31, 2013 and 2012, other expense, net was comprised of $0.4 million and $2.6 million of net currency losses, respectively.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)				(Dollars in thousands)

Provision for (benefit from) income taxes	$6,598	$(1,155)	$7,753	*	$17,478	$(2,138)	$19,616	*
Effective tax rate	38.6%	(69.0)%			41.3%	(20.3)%

* Not meaningful

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three and nine months ended March 31, 2013 and was 38.6% and 41.3%, respectively, compared to a benefit rate of 69.0% and 20.3% for the corresponding periods of the prior fiscal year.

During the three and nine months ended March 31, 2013, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of non-deductible stock-based compensation.

During the three and nine months ended March 31, 2012, our income tax benefit was driven primarily by losses within the period and our belief that it is more likely than not that we will recognize this benefit in the future.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations principally with cash generated from operating activities. As of March 31,

2013, our principal sources of liquidity consisted of $139.0 million in cash and cash equivalents and $75.1 million of marketable securities.

We believe our existing cash and cash equivalents and marketable securities, together with our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents, marketable securities and cash flows from operating activities are insufficient to fund future activities, we may need to raise additional funds through the financing of receivables or from public or private equity or debt financings. We also may need to raise additional funds in the event we decide to make one or more acquisitions of businesses, technologies or products. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

Our cash equivalents of $119.3 million consist primarily of money market funds. Our investments in marketable securities of $75.1 million consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than one month to 22 months. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated (dollars in thousands):

	Nine Months Ended
	March 31,
	2013	2012
Cash flow provided by (used in):
Operating activities	$112,624	$82,970
Investing activities	(78,004)	(4,279)
Financing activities	(60,589)	(45,951)
Effect of exchange rates on cash balances	(231)	(161)
(Decrease) increase in cash and cash equivalents	$(26,200)	$32,579

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts, and as customers renew expiring contracts that were previously paid upfront. We anticipate that existing cash and cash equivalents and marketable securities balances, together with funds generated from operations, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future.

Cash from operating activities provided $112.6 million during the nine months ended March 31, 2013. This amount resulted from net income of $24.9 million, adjusted for non-cash items of $30.8 million, and a net source of cash of $56.9 million due to net decreases in operating assets of $39.0 million and net increases in operating liabilities of $17.9 million.

Non-cash expenses within net income consisted primarily of $11.3 million for stock-based compensation expense, deferred income tax expense of $15.7 million, and $4.1 million of depreciation and amortization.

A net decrease in operating assets of $39.0 million and a net increase in operating liabilities of $17.9 million contributed $56.9 million to net cash from operating activities. Sources of cash consisted of decreases in installment and collateralized receivables totaling $32.4 million, decreases in prepaid expenses, prepaid income taxes, and other assets totaling $4.9 million, decreases in accounts receivable of $2.4 million and increases in deferred revenue of $29.1 million. Partially offsetting these sources of cash were increases in unbilled services of $0.6 million and reductions in accounts payable, accrued expenses and other current liabilities of $11.2 million

Investing Activities

During the nine months ended March 31, 2013, we used $78.0 million of cash for investing activities. The cash used consisted of $75.7 million for purchases of marketable securities related to a program which we initiated during the third quarter of fiscal 2013 to make direct investments in these assets.

Additional uses of cash during the period included $3.0 million related to capital expenditures, primarily for computer hardware and software, $0.9 million used for the purchase of technology intangibles, and $0.6 million related to capitalized computer software development costs. Partially offsetting these uses of cash was the receipt of $2.2 million for insurance proceeds. We do not expect our future investment in capital expenditures to be materially different from recent levels. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the nine months ended March 31, 2013, we used $60.6 million of cash for financing activities.  We paid $59.3 million for the repurchase of our common stock, made net payments on secured borrowings of $11.0 million, and paid withholding taxes of $5.8 million on vested and settled restricted stock units.  Sources of cash in the period included proceeds of $15.4 million from the exercise of employee stock options.

Borrowings Collateralized by Receivable Contracts

We had no outstanding secured borrowings as of March 31, 2013 since the balance due to the financial institutions was repaid in full during the second quarter of fiscal 2013. We maintained arrangements with financial institutions for borrowings secured by our installments receivable contracts for which limited recourse existed against us. Under these programs, we and the financial institution negotiated the amount borrowed and interest rate secured by each receivable for each transaction. The customers’ payments of the underlying receivables funded the repayment of the related amounts borrowed. We have never been required to repurchase the receivables for events of default in accordance with program terms. The collateralized receivables earned interest income, and the secured borrowings accrued borrowing costs at approximately the same interest rate.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires entities to present by component significant amounts reclassified out of accumulated other comprehensive income either on the face of the statement where net income is presented or in the notes to the financial statements. ASU No. 2013-02 is effective for annual and interim periods beginning after December 31, 2012 and should be applied prospectively. We adopted ASU No. 2013-02 during the third quarter of fiscal 2013. The adoption of ASU No. 2013-02 did not have a material effect on our financial position, results of operations or cash flows.

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

Foreign Currency Risk

During the three and nine months ended March 31, 2013, 19.3% and 19.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for currency cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2013 and 2012. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended March 31, 2013 and 2012, we recorded less than $0.1 million and $0.2 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the three months ended March 31, 2013 and 2012 by $1.3 million and $1.7 million, respectively.

During the nine months ended March 31, 2013 and 2012, we recorded $0.4 million and $2.6 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations for the nine months ended March 31, 2013 and 2012 by $3.8 million and $3.3 million, respectively.

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio and limiting the amount of investments in debt securities of any single issuer. As of March 31, 2013, our debt securities are short- to intermediate- term investments with maturities ranging from less than 1 month to 22 months.

Our analysis of our investment portfolio and interest rates at March 31, 2013 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.8 million in the fair value of our investment portfolio. At June 30, 2012, our investment portfolio consisted of money market instruments which were included in cash and cash equivalents on our Consolidated Balance Sheets.

Item 4.   Controls and Procedures

a)             Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, and due to the material weakness in our internal controls over financial reporting described in Management’s Report on Internal Controls over Financial Reporting on Form 10-K for our fiscal year ended June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)             Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2013, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

c)              Remediation Efforts

Management is committed to remediating the material weakness in internal controls related to the accounting for income taxes in a timely fashion. In fiscal 2012, we made significant progress toward executing remediation plans to address the material weakness. Specifically, we successfully implemented the following measures to improve our internal controls over income tax accounting and disclosure. We plan to further enhance these measures in the fourth quarter of fiscal 2013.

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

In addition, in the fourth quarter of fiscal 2013, we will continue training and education efforts and implement remedial actions designed to address the areas where the material weakness was previously identified. If required, we will continue to utilize qualified external consultants to advise us on complex tax issues and to assist us in the preparation and review of our consolidated income tax provision.

d)             Remediation Plans

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the aforementioned measures to strengthen our internal controls over financial reporting and to address the material weakness described above. We began implementing these measures in fiscal 2012. We expect these remedial actions, related to this material weakness, to be effectively implemented in the fourth quarter of fiscal 2013 in order to successfully remediate the material weakness reported within the Form 10-K for the period ended June 30, 2012, by the end of fiscal 2013.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

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

As of March 31, 2013, we operated in 30 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the nine months ended March 31, 2013 and 2012. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

During the nine months ended March 31, 2013, 19.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and nine months ended March 31, 2013 and 2012, we have not entered into, and have not been a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2013 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 to 31, 2013	217,100	$28.27	217,100
February 1 to 28, 2013	265,044	$30.37	265,044
March 1 to 31, 2013	255,700	$31.90	255,700
Total	737,844	$30.19	737,844	$65,344,582

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

(2)         As of March 31, 2013, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 5,415,974 shares.

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

Aspen Technology, Inc.

Date: April 30, 2013	By:	/s/ MARK E. FUSCO
Mark E. Fusco
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2013	By:	/s/ MARK P. SULLIVAN
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