Form 10-K
period 2013-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2013-08-15
CIK 929940

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of December 31, 2012, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $2,247,399,610 based on a total of 81,309,682 shares of common stock held by non-affiliates and on a closing price of $27.64 on December 31, 2012 for the common stock as reported on The NASDAQ Global Select Market.

         There were 93,387,150 shares of common stock outstanding as of August 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement related to its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

        Our registered trademarks include aspenONE, Aspen Plus, AspenTech, and HYSYS. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2013" refers to the year ended June 30, 2013).

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

  •
  Innovative products that can enhance our customers' profitability;

  •
  Long-term customer relationships;

  •
  Large installed base of users of our software; and

  •
  Long-term license contracts with historically high renewal rates

        We have more than 1,750 customers globally. Our customers in the process industries include energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

Industry Background

        The process industries consist of companies that typically manufacture finished products by applying a controlled chemical process either to a raw material that is fed continuously through the plant or to a specific batch of raw material. The process industries include energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

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

Industry Specific Challenges Facing the Process Industries

        Companies in different process industries face specific challenges that are driving the need for software solutions that design, operate and manage manufacturing environments more effectively:

  •
  Energy.  Our energy markets are comprised of three primary sectors: Refining and Marketing, also called "downstream," Exploration and Production, also called "upstream," and Gas Processing, also called "midstream":

  •
  Companies engaged in Refining and Marketing convert crude oil through a chemical manufacturing process into end products such as gasoline, jet and diesel fuels and into intermediate products for downstream chemical manufacturing companies. These companies are characterized by high volumes and low operating margins. In order to deliver better margins, they focus on optimizing feedstock selection and product mix, reducing energy and capital costs, maximizing throughput, and minimizing inventory, all while operating safely and in accordance with regulations.

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

  •
  Specialty chemical manufacturers, which primarily manufacture highly differentiated customer-specific products, face challenges in managing diverse product lines, multiple plants, complex supply chains and product quality.

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

        Similarly, companies in the consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels industries are seeking process optimization solutions that help them deliver improved financial and operating results in the face of varied process manufacturing challenges.

Increasing Complexity of the Process Industries

        Companies in the process industries constantly face pressure on margins causing them to continually seek ways to operate more efficiently. At the same time, these manufacturers battle growing complexity as a result of the following industry trends:

  •
  Globalization of markets.  Process manufacturers are expanding their operations beyond mature geographic markets in order to take advantage of growing demand and available feedstocks in emerging markets such as China, India, Russia, Latin America and the Middle East. Process manufacturers must be able to design, build and operate plants in emerging markets efficiently and economically. They also need to improve efficiency and reduce costs at their existing plants in mature markets in order to compete with new plants in emerging markets; and they need to economically manage and optimize ever broadening supply chains.

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

Market Opportunity

        Technology solutions historically have played a major role in helping companies in the process industries improve their manufacturing productivity. In the 1980s, process manufacturers implemented distributed control systems, or DCS, to automate the management of plant hardware. DCS use computer hardware, communication networks and industrial instruments to measure, record and automatically control process variables. In the 1990s, these manufacturers adopted enterprise resource planning, or ERP, systems to streamline back office functions and interact with DCS. This allowed process manufacturers to track, monitor and report the performance of each plant, rather than relying on traditional paper and generic desktop spreadsheets.

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

        Process optimization software addresses the gap between DCS and ERP systems. This software focuses on the design and optimization of the manufacturing process itself: how the process is run and the economics of that process. By connecting DCS and ERP systems with intelligent, dynamic applications, process optimization software allows a manufacturer to make better, faster economic decisions. This software can optimize a manufacturing environment by, for example, incorporating process manufacturing domain knowledge, supporting real-time decision making, and providing the ability to forecast and simulate potential actions. Furthermore, these solutions can optimize the supply chain by helping a manufacturer to understand the operating conditions in each plant, which enables a manufacturer to decide where best to manufacture products.

        Based on information and reports from ARC Advisory Group, we estimate that the market for engineering, manufacturing and supply chain process optimization software and services for the major industries that we serve was approximately $2.8 billion in 2011. More specifically, based on this information, we estimate that:

  •
  the total engineering market was approximately $600 million in 2011 and is expected to grow at approximately 10% annually through 2015;

  •
  the manufacturing market addressing the energy, chemicals and pharmaceuticals verticals was approximately $1.9 billion in 2011 and is expected to grow at approximately 12% annually through 2015; and

  •
  the supply chain market addressing the energy, chemicals and pharmaceuticals verticals was approximately $300 million in 2011 and is expected to grow at 8% annually through 2015.

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

  •
  aspenONE Manufacturing and Supply Chain.  Our manufacturing software is designed to optimize day-to-day processing activities, enabling process manufacturers to make better, more profitable decisions and to improve plant performance. Our supply chain management software is designed to enable process manufacturers to reduce inventory levels, increase asset efficiency and optimize supply chain operations.

        In July 2009, we introduced our aspenONE licensing model, which is a subscription offering under which customers receive access to all of the products within the aspenONE suite(s) they license, including the right to any new unspecified future software products and updates that may be introduced into a licensed aspenONE software suite. This affords customers the ability to use our software whenever required and to experiment with different applications to best solve whatever critical business challenges they face.

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

          Flexible commercial model.     Our aspenONE licensing model provides a customer with access to all of the applications within the aspenONE suite(s) the customer licenses, including the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. The customer can change or alternate the use of multiple applications in a licensed suite through the use of exchangeable units of measurement, or tokens, licensed in quantities determined by the customer. This enables the customer to use those applications whenever required and to experiment with different applications to best solve whatever critical business challenges the customer faces. The customer can easily increase its usage of our software as their business requirements evolve.

Our Competitive Strengths

        In addition to the breadth and depth of our integrated aspenONE software and the flexibility of our aspenONE licensing model, we believe our key competitive advantages include the following:

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

          Rapid, high return on investment.     Many customers purchase our software because they believe it will provide rapid, demonstrable and significant returns on their investment and increase their profitability. For some customers, cost reductions in the first year following installation have exceeded the total cost of our software. For many customers, even a relatively small improvement in productivity can generate substantial recurring benefits due to the large production volumes and limited profit margins typical in process industries. In addition, our solutions can generate organizational efficiencies and operational improvements that can further increase a process company's profitability.

Growth Strategy

        Our objective is to further establish and extend our position as a leading global provider of process optimization software and related services to the process industries. We intend to build upon our market and technology leadership position by pursuing the following:

          Continue to provide innovative, market-leading solutions.     We have pioneered a number of industry standard and award-winning software applications. For example, Aspen Plus, our process modeling tool for the chemicals industry, has won the Chemical Processing magazine Readers' Choice Award for "Process Simulation Software" for the last nine years. We have been recognized by R&D Magazine for innovation in out of the box modeling capabilities that we developed with the National Institute of Standards and Technology. Our recent innovations include search and collaboration, modeling of solids processes, rundown blending optimization, Crude Assays characterization using molecular science, electrolyte and biofuel characterizations, and methodologies for carbon management. We intend to continue to invest in research and development in order to develop and offer new and enhanced solutions for our aspenONE suites.

          Further penetrate existing customer base.     We have an installed base of over 1,750 customers, but many customers do not use all of our products. As we transition these customers to our aspenONE licensing model, we will seek to identify ways in which they can improve their business processes by using the entire licensed suite of aspenONE applications, both at an individual user level and across all of their plant locations.

          Expand presence in emerging markets.     Companies in the process industries are expanding their operations to take advantage of growing demand and available feedstocks in markets such as China, India, Russia, Latin America and the Middle East. Additionally, process manufacturers with existing plants in these markets are beginning to recognize the value of upgrading their operations to take advantage of process optimization solutions. We historically have derived a significant portion of our total revenue from outside of North America, and we believe we can further extend our international presence by penetrating emerging markets.

          Extend vertical reach and indirect sales channel.     We have historically focused on the energy, chemicals, and engineering and construction industries. We intend to expand beyond our core vertical industries, in part by further developing our indirect channel. We are expanding our relationships with third-party resellers that have a presence in certain non-core verticals such as power, consumer packaged goods, pulp and paper, pharmaceuticals, metals and mining, and biofuels. We believe these relationships will enable us to reach companies in additional process industries cost effectively and to leverage our indirect channel partners' market experience and domain expertise in those industries.

Products

        Our integrated process optimization software solutions are designed and developed specifically for the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. We have designed and developed our software applications across three principal business areas:

  •
  Engineering.  Our engineering software applications are used during both the design and the ongoing operation of plant facilities to model and improve the way engineers develop and deploy manufacturing assets. Process manufacturers must address a variety of challenges including design, operational improvement, collaborative engineering and economic evaluation. They must, for example, determine where they should locate facilities, how they can lower capital and manufacturing costs, what they should produce and how they can maximize plant efficiency.

  •
  Manufacturing.  Our manufacturing software products focus on optimizing day-to-day processing activities, enabling customers to make better, faster decisions that lead to improved plant performance and operating results. These solutions include desktop and server applications that help customers make real-time decisions, which can reduce fixed and variable costs and improve product yields. Process manufacturers must address a wide range of manufacturing challenges such as optimizing execution efficiency, reducing costs, selecting the right raw materials, scheduling and coordinating production processes, and identifying an appropriate balance between turnaround times, delivery schedules, product quality, cost and inventory.

  •
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

        Our software applications are organized into two suites: aspenONE Engineering and aspenONE Manufacturing and Supply Chain. These suites are integrated applications that allow end users to design process manufacturing environments, forecast and simulate potential actions, monitor operational performance, and manage planning and scheduling activities. The two suites are designed around core modules and applications that allow customers to design, manage and operate their process manufacturing environments, as shown below:

aspenONE Engineering

Business Area	aspenOne Module	Major Products	Product Description
Engineering	Engineering	Aspen Plus	Process modeling software for conceptual design, optimization and performance monitoring for the chemicals industry
		Aspen HYSYS	Process modeling software for conceptual design, optimization and performance monitoring for the energy industry
		Aspen Exchanger Design and Rating	Software used to design, simulate and optimize the performance of heat exchangers
		Aspen Economic Evaluation	Economic evaluation software for estimating costs of conceptual process designs
		Aspen Basic Engineering	Workflow product that allows engineers to build, re-use and share process models and data

 aspenONE Manufacturing and Supply Chain

Business Area	aspenOne Module	Major Products	Product Description
Manufacturing	Manufacturing Execution Systems	Aspen Info Plus.21	Data historian software that collects and stores large volumes of data for analysis and reporting
	Advanced Process Control	Aspen DMCplus	Multi-variable controller software capable of processing multiple constraints simultaneously
Supply Chain	Planning & Scheduling	Aspen Collaborative Demand Manager	Enterprise solution for forecasting market demand
		Aspen Petroleum Scheduler	Integrated system that supports comprehensive scheduling and optimization of refinery activities
		Aspen PIMS Platinum	Enterprise planning software that optimizes feedstock evaluation, product slate and operational execution
		Aspen Plant Scheduler	Plant scheduling software that optimizes production scheduling
		Aspen Supply Chain Planner	Software for determining what to produce given product demands, inventory, and manufacturing and distribution constraints
	Supply & Distribution	Aspen Inventory Management & Operations Scheduling	Enterprise solution that allows users to manage their supply and demand balancing, inventory and scheduling
		Aspen Petroleum Supply Chain Planner	Economic planning product that solves multi-commodity, multi-period transportation optimization problems
		Aspen Fleet Optimizer	Enterprise solution for inventory management and truck transportation optimization

        Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific mission-critical operational business processes in each industry. As of June 30, 2013, we had a total of 454 employees in our products group, which is comprised of product management, software development and quality assurance. Research and development expenses were $62.5 million in fiscal 2013, $56.2 million in fiscal 2012 and $50.8 million in fiscal 2011.

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

        We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer's location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. As of June 30, 2013, we had a total of 135 employees in our customer support and training group.

Professional Services

        We offer professional services focused on implementation of our solution. Our professional services team primarily consists of project engineers with degrees in chemical engineering or a similar discipline, or who have significant relevant industry experience. Our employees include experts in fields, such as thermophysical properties, distillation, adsorption processes, polymer processes, industrial reactor modeling, the identification of empirical models for process control or analysis, large-scale optimization, supply distribution systems modeling and scheduling methods. Our primary focus is the successful implementation and usage of our software, and in many instances, this work can be professionally performed by qualified third parties. As a result, we often compete with third-party consulting firms when bidding for professional services contracts, particularly in developed markets. We offer our services on either a time-and-material or fixed-price basis. As of June 30, 2013, we had a total of 141 employees in our professional services group.

Business Segments

        We have three operating segments: license; SMS, training, and other; and professional services. Our chief operating decision maker, the President and Chief Executive Officer, assesses financial performance and allocates resources based upon the three lines of business. For further information of our operating segments, see Note 12, "Segment and Geographic Information," to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

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

        Historically, most of our license sales have been generated through our direct sales force. In order to market the specific functionality and other technical features of our software, our account managers work with specialized teams of technical sales personnel and product specialists organized for each sales and marketing effort. Our technical sales personnel typically have degrees in chemical engineering or related disciplines and actively consult with a customer's plant engineers. Product specialists share their detailed knowledge of the specific features of our software solutions as they apply to the unique business processes of different vertical industries. In addition, we have a limited number of global account managers, each of whom is focused on a specific global account. Our overall sales force, which consists of sales account managers, technical sales personnel, indirect channel personnel, inside sales personnel, and marketing personnel, consisted of 388 employees as of June 30, 2013.

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

        We believe our key competitive differentiator is the profitability improvement that our software and services provide for our customers. We seek to develop and offer integrated suites of targeted, high-value vertical industry solutions that can be implemented with relatively limited service requirements. We believe this approach provides us with an advantage over many of our competitors that offer software products that are point solutions or are more service-based. Our key competitive differentiators include:

  •
  breadth, depth and integration of our aspenONE software offering;

  •
  rapid return on investment and increase in profitability;

  •
  domain and expertise of chemical engineering personnel;

  •
  focus solely on software for the process industries;

  •
  flexibility of our usage-based aspenONE licensing model;

  •
  consistent global support.

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

        Under the terms of the transactions, we retained a perpetual, irrevocable, worldwide, royalty-free non-exclusive license (with the limited rights to sublicense) to the Hyprotech engineering software and have the right to continue to develop and sell the Hyprotech engineering products. We retained certain agreements with third parties other than customers or distributors for HYSYS and related products.

        We are subject to ongoing compliance obligations under the FTC consent decree. Under a modification order that became final in August 2009, we are required to continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. We also must provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchanger products. These requirements will apply to all existing and future versions of the covered products released prior to December 31, 2014 or December 31, 2016, at the option of Honeywell. In addition, we provided to Honeywell a license to modify and distribute (in object code form) certain versions of our flare system analyzer software.

        There is no assurance that the actions required by the FTC's modified order and related settlement with Honeywell will not provide Honeywell with additional competitive advantages that could materially adversely affect our results of operations.

Massachusetts Institute of Technology

        In March 1982, we entered into a System License Agreement with the Massachusetts Institute of Technology, or MIT, granting us a worldwide, perpetual non-exclusive license (with the right to sublicense) to use, reproduce, distribute and create derivative works of the computer programs known as "ASPEN". The ASPEN program licensed from MIT provides a framework for simulating the steady-state behavior of chemical processes that we utilize in the simulation engine for our Aspen Plus product. MIT agreed that we would own any derivative works and enhancements. A one-time license fee of $30,000 was paid in full. MIT has the right to terminate the agreement if we breach the agreement and do not cure the breach within 90 days after receiving a written notice from MIT; if we cease to carry on our business; or if certain bankruptcy or insolvency proceedings are commenced and not dismissed. In the event of such termination, sublicenses granted to our customers prior to termination will remain in effect.

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

Employees

        As of June 30, 2013, we had a total of 1,328 full-time employees, of whom 754 were located in the United States. None of our employees are represented by a labor union, except for one employee of our subsidiary Hyprotech UK Limited who belongs to the Prospect union for professionals. We have experienced no work stoppages and believe that our employee relations are satisfactory.

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

  •
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

        In addition, in the past, worldwide economic downturns and pricing pressures experienced by energy, chemical, engineering and construction, and other process industries have led to consolidations and reorganizations.

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

        As of June 30, 2013, we operated in 30 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

        Customers outside the United States accounted for the majority of our total revenue during the fiscal years ended June 30, 2013, 2012 and 2011. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

  •
  unexpected changes in regulatory requirements, tariffs and other barriers;

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

        During the fiscal years ended June 30, 2013, 2012 and 2011, 19.1%, 21.6% and 21.7% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the fiscal years ended June 30, 2013, 2012 and 2011, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

  •
  delays in payment to us by customers;

  •
  product returns;

  •
  injury to our reputation;

  •
  diversion of our resources;

  •
  increased service and warranty expenses or financial concessions;

  •
  increased insurance costs; and

  •
  legal claims, including product liability claims.

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

        We cannot be certain that our software and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights, so infringement claims might be asserted against us . In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against infringement claims that third parties may assert against our customers based on use of our software or services. Such claims may have a material adverse effect on our business, may be time-consuming and may result in substantial costs and diversion of resources, including our management's attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events were to occur, and the price of our common stock could be adversely affected.

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.

        Our software is proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements and software security measures to further protect our proprietary technology and brand. We have obtained or applied for patent protection with respect to some of our intellectual property, but generally do not rely on patents as a principal means of protecting our intellectual property. We have registered or applied to register some of our trademarks in the United States and in selected other countries. We generally enter into non-disclosure agreements with our employees and customers, and historically have restricted third-party access to our software and source code, which we regard as proprietary information. In certain cases, we have provided copies of source code to customers for the purpose of special product customization or have deposited copies of the source code with a third-party escrow agent as security for ongoing service and license obligations. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights.

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

Our software research and development initiatives and our customer relationships could be compromised if the security of our information technology is breached as a result of a cyber-attack. This could have a material adverse effect on our business, operating results and financial condition, and could harm our competitive position.

        We devote significant resources to continually updating our software and developing new products, and the financial performance of our company is dependent in part upon our ability to bring new products and services to market. Our customers use our software to optimize their manufacturing processes, and they rely on us to provide updates and releases as part of our software maintenance and support services, and to provide remote on-line troubleshooting support. The security of our information technology environment is therefore important to our research and development initiatives, and an important consideration in our customers' purchasing decisions. If the security of our systems is impaired, our development initiatives might be disrupted, and we might be unable to provide service. Our customer relationships might deteriorate, our reputation in the industry could be harmed, and we could be subject to liability claims. This could reduce our revenues, and expose us to significant costs to detect, correct and avoid recurrences of any breach of security and to defend any claims against us.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located in leased facilities in Burlington, Massachusetts, consisting of approximately 75,000 square feet of office space to accommodate our product development, sales, marketing, operations and finance and administrative functions. Prior to September 1, 2007, our principal offices occupied approximately 111,000 square feet of office space in Cambridge, Massachusetts. The lease for this office space and the related sublease agreements expired on September 30, 2012.

        We also lease approximately 76,000 square feet in Houston, Texas, which includes approximately 8,000 square feet of subleased space. In addition to our Burlington and Houston locations, we lease office space in Shanghai, Reading (UK), Singapore, Tokyo and Nashua, New Hampshire, to accommodate sales, services and product development functions.

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

Item 3.    Legal Proceedings.

        In July 2010 we filed an action against M3 Technology, Inc. (M3) for misappropriation of our trade secrets, infringement of our copyrights, and tortious interference in an action that we commenced in the U.S. District Court for the Southern District of Texas. The jury returned a verdict in our favor on

May 18, 2012, and a final judgment and permanent injunction was entered on June 6, 2012. The permanent injunction prohibits M3 from using, marketing, selling, distributing, licensing, modifying, servicing, copying, or offering for sale or license versions of the following products: SIMTO Scheduling/M-Blend/Global; SIMTO Scheduling/M-Blend; SIMTO Scheduling; and SIMTO Distribution. In addition, M3 was ordered to pay us the sum of $11,346,329 in damages. M3 filed a Notice of Appeal on June 7, 2012. Oral argument was heard on the appeal on July 10, 2013 before the United States Court of Appeals for the Fifth Circuit, and the court has taken the matter under submission. M3 has also petitioned for bankruptcy relief in proceedings pending in the U.S. Bankruptcy Court for the Southern District of Texas (Case 12-3444).

Item 4.    Mine Safety Disclosures

        None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock currently trades on The NASDAQ Global Select Market under the symbol "AZPN." The closing price of our common stock on June 30, 2013 was $28.79. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Global Select Market:

	2013		2012
Period	Low	High	Low	High
Quarter ended June 30	$27.55	$31.72	$19.01	$23.15
Quarter ended March 31	27.55	32.48	16.41	21.61
Quarter ended December 31	24.05	27.64	14.67	18.66
Quarter ended September 30	22.22	26.22	12.75	17.78

Holders

        On August 8, 2013, there were 541 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

Purchases of Equity Securities by the Issuer

        As of June 30, 2013, we had repurchased an aggregate of 6,261,776 shares of our common stock pursuant a series of repurchases beginning on November 1, 2010.

        On April 23, 2013, our Board of Directors approved a share repurchase program for up to $150 million worth of our common stock. This share repurchase program replaced the prior share repurchase program approved by the Board of Directors on October 24, 2012 for up to $100 million. The program approved on October 24, 2012 had replaced a repurchase program with a value of up to $100 million which had been approved by the Board of Directors on November 1, 2011.

        The following table sets forth, for the month indicated, our purchases of common stock during the fourth quarter of fiscal 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to 30, 2013	297,500	$30.20	297,500	—
May 1 to 31, 2013	296,647	$30.29	296,647	—
June 1 to 30, 2013	251,655	$29.60	251,655

	845,802	$30.05	845,802	$134,375,013

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,882,957	$15.76	4,781,242
Equity compensation plans not approved by security holders	—	$—	—

Total	2,882,957	$15.76	4,781,242

        Equity compensation plans approved by security holders consist of our 2005 stock incentive plan and our 2010 equity incentive plan.

        The securities remaining available for future issuance under equity compensation plans approved by our security holders as of June 30, 2013 consisted of:

  •
  214,712 shares of common stock issuable under our 2005 stock incentive plan; and

  •
  4,566,530 shares of common stock issuable under our 2010 equity incentive plan.

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

        The graph below matches the cumulative 5-year total return of holders of Aspen Technology, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2008 and tracks it through June 30, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aspen Technology, Inc., the NASDAQ Composite Index,
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 6/30/08 in stock or index, including reinvestment of dividends Fiscal year ending June 30.

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Fiscal Year Ended June 30,
	2008	2009	2010	2011	2012	2013
Aspen Technology, Inc.	100.00	64.14	81.88	129.17	174.06	216.47
NASDAQ Composite	100.00	80.56	93.30	124.28	132.47	155.74
NASDAQ Computer & Data Processing	100.00	86.10	89.94	118.93	124.00	147.18

Item 6.    Selected Financial Data.

        The following table presents selected consolidated financial and other data for Aspen Technology, Inc. The consolidated statements of operations data set forth below for fiscal 2013, 2012 and 2011 and the consolidated balance sheets data as of June 30, 2013, and 2012, are derived from our Consolidated Financial Statements included beginning on page F-1 of this Form 10-K. The consolidated statements of operations data for fiscal 2010 and 2009 and the consolidated balance sheets data as of June 30, 2011, 2010, and 2009 are derived from our consolidated financial statements that are not included in this Form 10-K. The data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes beginning on page F-1 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except per Share Data)
Consolidated Statements of Operations Data:
Revenue(1)	$311,387	$243,134	$198,154	$166,344	$311,580
Gross profit	261,039	190,857	145,809	100,234	235,760
Income (loss) from operations	55,600	(15,007)	(54,576)	(109,370)	43,934

Net income (loss)(2)	$45,262	$(13,808)	$10,257	$(107,445)	$52,924
Basic income (loss) per share	$0.48	$(0.15)	$0.11	$(1.18)	$0.59
Diluted income (loss) per share	$0.47	$(0.15)	$0.11	$(1.18)	$0.57
Weighted average shares outstanding—Basic	93,586	93,780	93,488	91,247	90,053
Weighted average shares outstanding—Diluted	95,410	93,780	95,853	91,247	92,578

(1)
In July 2009, we introduced our aspenONE licensing model under which license revenue is recognized over the term of a license contract. We previously recognized a substantial majority of our license revenue upfront, upon shipment of software. Refer to "Item 7. Management's Discussion and Analysis and Results of Operations—Transition to the aspenONE Licensing Model."

(2)
Our provision for income taxes provided a net benefit of $54.0 million in fiscal 2011, due to the reversal of a significant portion of our U.S. valuation allowance in the fourth quarter of fiscal 2011. Refer to Note 8 to our Consolidated Financial Statements, "Income Taxes," for further information.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$132,432	$165,242	$149,985	$124,945	$122,213
Marketable securities	92,368	—	—	—	—
Working capital	69,890	65,744	80,188	94,466	97,914
Accounts receivable, net	36,988	31,450	27,866	31,738	49,882
Installments receivable, net	14,732	47,230	86,476	128,598	177,921
Collateralized receivables, net	—	6,297	25,039	51,430	96,366
Total assets	382,748	368,335	399,794	393,359	515,976
Deferred revenue	231,353	187,173	128,943	87,279	78,871
Secured borrowings	—	10,756	24,913	76,135	112,096
Total stockholders' equity	101,898	113,592	157,803	140,970	229,410

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

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2013" refers to the year ended June 30, 2013).

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

  •
  Innovative products that can enhance our customers' profitability;

  •
  Long-term customer relationships;

  •
  Large installed base of users of our software; and

  •
  Long-term license contracts with historically high renewal rates.

        We have more than 1,750 customers globally. Our customers in the process industries include energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

        We primarily license our software products through a subscription offering which we refer to as our aspenONE licensing model. Our aspenONE products are organized into two suites: 1) engineering and 2) manufacturing and supply chain, or MSC. The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. Customers can change or alternate the use of multiple products in a licensed suite through the use of exchangeable units of measurement, called tokens, licensed in quantities determined by the customer. This licensing system enables customers to use products as needed and to experiment with different products to best solve whatever critical business challenges they face. Customers can increase their usage of our software by purchasing additional tokens as business needs evolve. We believe easier access to all of the aspenONE products will lead to increased software usage and higher revenue over time.

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

        In fiscal 2010, we introduced the following changes to our licensing model:

  (i)
  We began offering our software on a subscription basis allowing our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire term of the arrangement and customers are entitled to any software products or updates introduced into the licensed suite. We refer to this license arrangement as our aspenONE licensing model.

  (ii)
  We began to include SMS for the entire term on our point product term arrangements.

        Revenue related to our aspenONE licensing model is recognized over the term of the arrangement on a ratable basis. During fiscal 2010 and 2011, license revenue related to our point product arrangements with SMS included for the entire term of the arrangement was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met. Beginning in fiscal 2012, with the introduction of our Premier Plus SMS offering, we were unable to establish evidence of the fair value for the SMS component and revenue from these arrangements is now recognized on a ratable basis.

        The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. Since the introduction of these changes, our net cash provided by operating activities has increased in each annual period from $33.0 million in fiscal 2009 to $146.6 million in fiscal 2013. During these periods we have realized steadily improving cash flow due to growth of our portfolio of term license contracts, as well as from the renewal of customer contracts, on an installment basis, that were previously paid upfront.

        As of June 30, 2013, a significant percentage of our active license agreements has been transitioned to our aspenONE licensing model. In the foreseeable future, we anticipate that a significant portion of our remaining legacy term license arrangements will transition to the aspenONE licensing model as existing license agreements reach the end of their respective original terms. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

Impact of Licensing Model Changes

        The principal accounting implications of the changes to our licensing model in fiscal 2010 are as follows:

  •
  Prior to fiscal 2010, the majority of our license revenue was recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, the changes to our licensing model resulted in a significant reduction in our software license revenue for fiscal 2010, 2011 and 2012 as compared to the fiscal years preceding our licensing model changes. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue, resulting in operating losses for fiscal 2010, 2011 and 2012.

  •
  The transition will not be complete until the remaining term license agreements executed under our upfront revenue model reach the end of their original term. Many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010, and consequently, a number of agreements executed under the upfront revenue model will not reach the end of their original term until fiscal 2016.

  •
  The SMS component of our services and other revenue has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the full contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue. The SMS component of our services and other revenue is expected to continue to decrease until the total portfolio of active license arrangements have been converted to arrangements which include SMS for the full contract term.

  •
  Installment payments from aspenONE agreements and from point product arrangements with SMS included for the contract term are not considered fixed or determinable, and as a result, are not included in installments receivable. Accordingly, our installments receivable balance has, and is expected to continue to, decrease as licenses previously executed under our upfront revenue model reach the end of their terms.

  •
  The amount of our deferred revenue has increased, and is expected to continue to increase, as more revenue from our term license portfolio is recognized on a ratable basis.

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

  •
  Professional services.  We offer professional services that are focused on implementing our technology in order to improve customers' plant performance and gain better operational data. Customers who use our professional services typically engage us to provide those services over periods of up to 24 months. We charge customers for professional services on a time-and-materials or fixed-price basis.

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

Subscription and Software Revenue

        Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model, including SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; and (iv) perpetual arrangements.

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

        For arrangements executed under the aspenONE licensing model and beginning in fiscal 2012 for point product arrangements with Premier Plus SMS, we have not established VSOE for the SMS deliverable. As a result, the revenue related to the SMS element of these transactions is reported in subscription and software revenue in the consolidated statements of operations. Prior to fiscal 2012, the revenue related to the SMS deliverable of our point product arrangements, for which we had VSOE, was reported in services and other revenue in the consolidated statements of operations.

        We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model. Beginning in fiscal 2014, we expect that SMS revenue will represent less than 10% of our total revenue, at which time we will include legacy SMS revenue in the subscription and software line in our consolidated statements of operations.

  Professional Services Revenue

        Professional services are provided to customers on a time-and-materials, or T&M, or fixed-price basis. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. Project costs are typically expensed as incurred. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.

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

  (i)
  aspenONE licensing model, including SMS;

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
  perpetual arrangements.

Results of Operations Classification—Subscription and Software Revenue

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

        The following table summarizes the changes to our revenue classifications and the timing of revenue recognition of subscription and software revenue for fiscal 2013 and 2012 compared to fiscal 2011. Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due. The residual method refers to the recognition of the difference between the total arrangement fee and the undiscounted VSOE for the undelivered element, assuming all other revenue recognition requirements have been met.

Revenue Recognition Methodology
Revenue Classification in Income Statement
Fiscal 2013 and 2012
	Fiscal 2013 and 2012	Fiscal 2011		Fiscal 2011
Type of Revenue:
aspenONE subscription	Subscription and software	Subscription	Ratable	Ratable
Point products
—Software	Subscription and software	Software	Ratable	Residual method
—Bundled SMS	Subscription and software	Services and other	Ratable	Ratable
Other
—Legacy arrangements	Subscription and software	Software	Residual method	Residual method
—Perpetual arrangements	Subscription and software	Software	Residual method	Residual method

        Services and Other Revenue.    Our services and other revenue consists primarily of revenue related to professional services, standalone renewals of our legacy SMS offering and training. The amount and timing of this revenue depend on a number of factors, including:

  •
  whether the professional services arrangement was sold as a single arrangement with, or in contemplation of, a new aspenONE licensing arrangement;

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

        We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model. Beginning in fiscal 2014, we expect that SMS revenue will represent less than 10% of our total revenue, at which time we will include legacy SMS revenue in the subscription and software line in our consolidated statements of operations.

Cost of Revenue

        Cost of Subscription and Software.    Our cost of subscription and software revenue consists of royalties, amortization of capitalized software and purchased technology intangibles, distribution fees, the costs of providing SMS on arrangements where the related revenue is recorded as subscription and software revenue, and costs related to delivery of software.

        Cost of Services and Other.    Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing customers professional services, SMS on arrangements for which we have VSOE for the SMS element, and training.

        As additional customers transition to our aspenONE licensing model, the cost of SMS revenue continues to migrate from cost of services and other revenue to cost of subscription and software revenue. Beginning with fiscal 2014, we expect the majority of the costs of our SMS business to be presented in cost of subscription and software revenue in our consolidated statements of operations.

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

Key Business Metrics

  Background

        The changes to our licensing model in fiscal 2010 resulted in a significant reduction in our product-related revenue for fiscal 2010, 2011 and 2012 as compared to the fiscal years preceding our licensing model changes. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. As a result, we believe that, a number of our performance indicators based on U.S. generally accepted accounting principles, or GAAP, including revenue, gross profit, operating income (loss) and net income (loss), are of limited value in assessing our performance, growth and financial condition. Accordingly, in addition to these GAAP-based performance indicators, we also focus on certain non-GAAP and other business metrics, including the key metrics set forth below, to track our business performance as we continue our transition to the aspenONE licensing model. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

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

        We believe TCV and TLCV are useful metrics for analyzing our business performance, particularly while we are transitioning to our aspenONE licensing model or to point product arrangements with Premier Plus SMS included for the full term, and revenue comparisons between fiscal periods do not reflect the actual growth rate of our business. Comparing TCV and TLCV for different dates provides insight into the growth and retention rate of our business during the period between those dates.

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

        We estimate that TLCV grew by approximately 13.0% during fiscal 2013, from $1.46 billion at June 30, 2012 to $1.65 billion at June 30, 2013. We estimate that TCV grew by approximately 15.1% during fiscal 2013, from $1.68 billion at June 30, 2012 to $1.93 billion at June 30, 2013. The growth was attributable primarily to an increase in the number of tokens sold.

Annual Spend

        Annual spend is a derivative metric that is closely related to TCV. TCV is an estimate of the full renewal value of our active portfolio of term license agreements, as of a specific date. Annual spend is an estimate of the annualized value of our active portfolio of term agreements, as of a specific date. Annual spend is calculated by taking the most recent annual invoice value of each of our active term contracts and then aggregating this amount for all active term licenses. Annual spend also includes the annualized value of standalone SMS agreements purchased in conjunction with term license agreements. We believe that the annual spend metric may be helpful to investors attempting to analyze and model subscription and software revenue while we transition to our aspenONE licensing model. Comparing annual spend for different dates provides insight into the growth and retention rates of our business, and since annual spend represents the estimated annualized billings associated with our active term license agreements, it provides insight into a normalized value for subscription and software revenue.

        Annual spend increases as a result of:

  •
  New term license agreements with new or existing customers;

  •
  Renewals or modifications of existing license agreements that result in higher license fees due to price escalation or an increase in the number of tokens (units of software usage) or products licensed;

  •
  Escalation of annual payments in our active term contracts.

        Annual spend is adversely affected by term license and standalone SMS agreements that are not renewed. Unlike TCV and TLCV, the value of annual spend is not impacted by changes to contract duration.

        We estimate that annual spend grew by approximately 11.1% during fiscal 2013, from $304.2 million at June 30, 2012 to $337.9 million at June 30, 2013. The growth was attributable primarily to an increase in the number of tokens sold.

Adjusted Total Costs

        The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, restructuring charges, and amortization of purchased intangibles, for the indicated periods:

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands)
Total cost of revenue	$50,348	$52,277	$52,345	$(1,929)	(3.7)%	$(68)	(0.1)%
Total operating expenses	205,439	205,864	200,385	(425)	(0.2)	5,479	2.7

Total expenses	255,787	258,141	252,730	(2,354)	(0.9)%	5,411	2.1%
Less:
Stock-based compensation	(14,637)	(12,406)	(9,699)	(2,231)	18.0	(2,707)	27.9
Restructuring charges	5	301	247	(296)	(98.3)	54	21.9
Amortization of purchased technology intangibles	(702)	(142)	—	(560)	*	(142)	*

Adjusted total costs (non-GAAP)	$240,453	$245,894	$243,278	$(5,441)	(2.2)%	$2,616	1.1%

*
Not meaningful

  Fiscal 2013 Compared to Fiscal 2012

        Total expenses decreased by $2.4 million during fiscal 2013 compared to the prior fiscal year. Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, restructuring charges and amortization of purchased technology intangibles, decreased by $5.4 million for fiscal 2013 compared to the prior fiscal year. The period-over-period decrease in adjusted total costs was primarily attributable to a reduction in legal costs of $6.0 million, lower compensation and related costs of $1.6 million and lower third-party commissions of $0.4 million. These decreases were partially offset by increases in marketing costs of $0.6 million and other less significant items that totaled $0.3 million, net. In addition, fiscal 2012 benefited from the recognition of a $1.7 million gain associated with an insurance recovery, which resulted in a reduction in expense during the period. No similar events occurred in fiscal 2013.

        Stock-based compensation expense increased $2.2 million primarily due to the incremental expense associated with the August 2012 annual program grant, which had a higher valuation than awards granted in previous periods. Amortization of purchased technology intangibles increased $0.6 million associated with the assets acquired during fiscal 2013 and the second half of fiscal 2012. Please refer to the "Results of Operations" section below for additional information on year-over-year expense fluctuations.

  Fiscal 2012 Compared to Fiscal 2011

        Total expenses increased by $5.4 million during fiscal 2012 compared to fiscal 2011. Adjusted total costs, which consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, restructuring charges and amortization of purchased technology intangibles, increased by $2.6 million for fiscal 2012 compared to fiscal 2011. The period-over-period increase in adjusted total costs was primarily attributable to higher compensation and related costs of $3.8 million, an increase in business taxes of $0.8 million, and other less significant increases which in the aggregate totaled $2.7 million. These increases were offset by a reduction in legal costs of $4.4 million, lower spending on outside consultants of $2.6 million, the recognition of a $1.7 million gain associated with an insurance recovery, lower audit fees of $0.7 million, lower recruiting and related costs of $0.7 million, and other less significant reductions which in the aggregate totaled $1.4 million. In addition, the fiscal 2011 period benefited from the reversal of a previously accrued liability of $4.0 million resulting from the expiration of a technology vendor relationship, as well as from the collection of previously reserved receivables resulting in a net reduction in bad debt expense of $2.8 million. These two events resulted in a reduction in expense during the period. No similar events occurred in fiscal 2012.

        Stock-based compensation expense increased $2.7 million primarily due to the incremental expense associated with the August 2011 annual program grant, which had a higher valuation than the prior year annual grant, partially offset by a decrease attributable to certain awards becoming fully vested. Please refer to the "Results of Operations" section below for additional information on year-over-year expense fluctuations.

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

        The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Net cash provided by operating activities	$146,562	$104,637	$63,330
Purchase of property, equipment, and leasehold improvements	(4,507)	(4,241)	(2,839)
Insurance proceeds	2,222	—	—
Capitalized computer software development costs	(1,156)	(511)	(1,990)

Free cash flow (non-GAAP)	$143,121	$99,885	$58,501

        Total free cash flow increased $43.2 million during fiscal 2013 as compared to the prior fiscal year.

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

Results of Operations

        The following table sets forth the results of operations, percentage of total revenue and the year-over-year percentage change in certain financial data for fiscal 2013, 2012 and 2011:

	Year Ended June 30,						2013 Compared to 2012%	2012 Compared to 2011%
	2013		2012		2011
	(Dollars in Thousands, Except Percentages)
Revenue:
Subscription and software	$239,654	77.0%	$166,688	68.6%	$103,699	52.3%	43.8%	60.7%
Services and other	71,733	23.0	76,446	31.4	94,455	47.7	(6.2)	(19.1)

Total revenue	311,387	100.0	243,134	100.0	198,154	100.0

Cost of revenue:
Subscription and software	12,788	4.1	10,617	4.4	5,213	2.6	20.4	103.7
Services and other	37,560	12.1	41,660	17.1	47,132	23.8	(9.8)	(11.6)

Total cost of revenue	50,348	16.2	52,277	21.5	52,345	26.4	(3.7)	(0.1)

Gross profit	261,039	83.8	190,857	78.5	145,809	73.6	36.8	30.9

Operating expenses:
Selling and marketing	93,655	30.1	96,400	39.6	90,771	45.8	2.8	6.2
Research and development	62,516	20.1	56,218	23.2	50,820	25.6	11.2	10.6
General and administrative	49,273	15.8	53,547	22.0	59,041	29.8	(8.0)	(9.3)
Restructuring charges	(5)	—	(301)	(0.1)	(247)	(0.1)	*	21.9

Total operating expenses	205,439	66.0	205,864	84.7	200,385	101.1	(0.2)	2.7

Income (loss) from operations	55,600	17.8	(15,007)	(6.2)	(54,576)	(27.5)	*	(72.5)
Interest income	3,379	1.1	7,578	3.1	13,075	6.6	(55.4)	(42.0)
Interest expense	(424)	(0.1)	(4,204)	(1.7)	(5,138)	(2.6)	(89.9)	(18.2)
Other (expense) income, net	(1,117)	(0.4)	(3,519)	(1.5)	2,919	1.5	(68.3)	*

Income (loss) before provision for (benefit from) income taxes	57,438	18.4	(15,152)	(6.3)	(43,720)	(22.1)	*	(65.3)
Provision for (benefit from) income taxes(1)	12,176	3.9	(1,344)	(0.6)	(53,977)	(27.2)	*	(97.5)

Net income (loss)	$45,262	14.5%	$(13,808)	(5.7)%	$10,257	5.2%	*%	*%

*
Not meaningful

(1)
Our provision for (benefit from) income taxes provided a net $54.0 million benefit in fiscal 2011, due to the reversal of a significant portion of our U.S. valuation allowance in the fourth quarter. See Note 8 to our Consolidated Financial Statements, "Income Taxes," for further information.

Revenue

  Fiscal 2013 Compared to Fiscal 2012

        Total revenue increased by $68.3 million compared to the prior fiscal year. The increase was due to higher subscription and software revenue of $73.0 million, partially offset by lower services and other revenue of $4.7 million.

  Fiscal 2012 Compared to Fiscal 2011

        Total revenue increased by $45.0 million compared to the prior fiscal year. The increase was due to higher subscription and software revenue of $63.0 million, partially offset by lower services and other revenue of $18.0 million.

Subscription and Software Revenue

        As discussed in "Results of Operations Classification—Subscription and Software Revenue," we have combined subscription and software revenues on our consolidated statements operations in the first quarter of fiscal 2012. Subscription and software revenue includes revenue recognized under both ratable and residual methods. The following tables provide subscription and software revenue for fiscal 2013, 2012 and 2011, based on the respective revenue recognition methodology.

	Year Ended, June 30			Year Ended, June 30
	2013	2012	2011	2013	2012	2011
	(Dollars in Thousands)			% of Total
Subscription and software revenue:
Ratable(1)	$225,064	$144,144	$58,459	93.9%	86.5%	56.4%
Residual method(2)	14,590	22,544	45,240	6.1	13.5	43.6

Subscription and software revenue	$239,654	$166,688	$103,699	100.0%	100.0%	100.0%

(1)
During fiscal 2011, the fair value of the SMS element of point product arrangements totaled $2.1 million and was presented in the consolidated statements of operations as services and other revenue. Effective July 1, 2011, the fee attributable to SMS included in point product arrangements is no longer separable since we are unable to establish VSOE, and as a result, is included within ratable revenue.

(2)
Residual method revenue detail

	Year Ended, June 30
	2013		2012		2011
	(Dollars in Thousands)
Residual method revenue:
Point products—Software		*		*	$20,190
Legacy arrangements	13,008		20,586		22,761
Perpetual arrangements	1,582		1,958		2,289

Total residual method revenue	$14,590		$22,544		$45,240

*
Effective July 1, 2011, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with Premier Plus SMS is recognized on a ratable basis.

  Fiscal 2013 Compared to Fiscal 2012

        The increase in subscription and software revenue was primarily the result of a larger base of arrangements being recognized on a ratable basis during the fiscal year. We expect subscription and software revenue to continue to increase as customers renew expiring contracts formerly on the upfront revenue model.

        As noted in the table above, we recognized approximately $13.0 million and $20.6 million of revenue related to legacy arrangements during fiscal 2013 and 2012, respectively. Going forward, we expect residual method revenue from legacy arrangements to decrease and be replaced with term-based licensing agreements that are recognized on a ratable basis. We do not expect revenue related to point products licensed on a perpetual basis to be a significant source of revenue in the future periods.

  Fiscal 2012 Compared to Fiscal 2011

        The increase in subscription and software revenue was primarily the result of a larger base of arrangements being recognized on a ratable basis during the fiscal year.

        As noted in the table above, we recognized approximately $20.6 million and $22.8 million of revenue related to legacy arrangements during fiscal 2012 and 2011, respectively.

Services and Other Revenue

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
Professional services evenue	$26,856	$22,421	$29,334	$4,435	19.8%	$(6,913)	(23.6)%
SMS and other revenue	44,877	54,025	65,121	(9,148)	(16.9)	(11,096)	(17.0)

Services and other revenue	$71,733	$76,446	$94,455	$(4,713)	(6.2)%	$(18,009)	(19.1)%
As a percent of revenue	23.0%	31.4%	47.7%

  Professional Services Revenue

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year increase in professional services revenue was primarily attributable to increased professional services activity and a reduction in the net revenue deferrals on professional service arrangements sold as a single arrangement with, or in contemplation of, a new aspenONE license or a point product arrangement with Premier Plus SMS. Also, during fiscal 2013, we deferred $1.3 million of professional services revenue accounted for under the completed contract method compared to $1.9 million of revenue on such arrangements during the prior fiscal year.

        Under the aspenONE licensing model, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than the period over which the services are performed. During fiscal 2013, we had net revenue deferrals of $2.5 million for professional services bundled with aspenONE transactions. By comparison, we had net revenue deferrals of $4.1 million on similar arrangements during the prior fiscal year.

  Fiscal 2012 Compared to Fiscal 2011

        The year-over-year decrease in professional services revenue was primarily due to decreased customer demand for professional services and to the timing of revenue recognition on certain large arrangements. Our primary focus is the successful implementation and usage of our software, and in many instances, this work can be professionally performed by qualified third parties. We often compete with third-party consulting firms when bidding for professional services contracts, particularly in developed markets. The competitive market for services, in conjunction with increasing customer familiarity with many of our well-established software products, had an unfavorable impact on our professional services revenue during fiscal 2012.

        For fiscal 2012, we had net deferrals of $4.1 million for professional services bundled with aspenONE transactions. By comparison, we had net deferrals of $2.8 million on similar arrangements during the prior fiscal year.

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

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in SMS and other revenue was primarily due to customers transitioning from legacy term and perpetual arrangements to term license arrangements that include Premier Plus SMS for the contract term. Under our subscription-based licensing model and for point product arrangements with Premier Plus SMS, the entire arrangement fee is included within subscription and software revenue. We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model. Beginning in fiscal 2014, we expect that SMS revenue will represent less than 10% of our total revenue, at which time we will include SMS revenue in the subscription and software line in our consolidated statements of operations.

  Fiscal 2012 Compared to Fiscal 2011

        The year-over-year decrease in SMS and other revenue was primarily due to customers transitioning from legacy term and perpetual arrangements to term license arrangements that include Premier Plus SMS for the contract term.

Expenses

Cost of Subscription and Software Revenue

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
Cost of subscription and software revenue	$12,788	$10,617	$5,213	$2,171	20.4%	$5,404	103.7%
Gross margin	94.7%	93.6%	95.0%

  Fiscal 2013 Compared to Fiscal 2012

        The increase in cost of subscription and software revenue was primarily due to a larger percentage of SMS services being provided to customers under our aspenONE licensing model and point product arrangements with Premier Plus SMS. We allocate the portion of SMS cost associated with providing support services on these arrangements to match the expense with the related revenue. As the subscription business grows, the cost of SMS revenue migrates from cost of services and other revenue to cost of subscription and software revenue. In addition, cost of subscription and software revenue increased $0.6 million due to higher amortization of purchased technology intangibles.

        Beginning with fiscal 2014, we expect the costs of our SMS business to be presented in cost of subscription and software revenue in our consolidated statements of operations.

  Fiscal 2012 Compared to Fiscal 2011

        The increase in cost of subscription and software revenue was primarily due to a larger percentage of SMS services being provided to customers under our aspenONE licensing model and point product arrangements with Premier Plus SMS.

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

Cost of Services and Other Revenue

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
Cost of services and other revenue	$37,560	$41,660	$47,132	$(4,100)	(9.8)%	$(5,472)	(11.6)%
Gross margin	47.6%	45.5%	50.1%

        Cost of services and other revenue includes the cost of providing professional services, training, annually renewed legacy SMS, and other revenue.

  Fiscal 2013 Compared to Fiscal 2012

  Cost of Professional Services Revenue

        The cost of professional services revenue decreased $1.3 million during fiscal 2013 compared to the prior fiscal year. The decrease was primarily attributable to lower compensation and related costs, partially offset by reduced cost deferrals on projects accounted for under the completed contract method.

        The timing of expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from period to period. In fiscal 2013, we deferred net costs of $0.6 million on certain large arrangements. By comparison, we deferred costs of $2.5 million on similar arrangements during fiscal 2012.

  Cost of SMS and Other Revenue

        Cost of SMS and other revenue decreased $2.8 million during fiscal 2013 compared to the prior fiscal year. The year-over-year decrease in cost of SMS and other revenue was primarily due to the growth of our subscription-based revenue and the associated higher allocation of SMS support costs being reported in cost of subscription and software revenue. As the subscription business grows, the cost of SMS revenue continues to migrate from cost of services and other revenue to cost of subscription and software revenue.

        Beginning with fiscal 2014, we expect the costs of our SMS business to be presented in cost of subscription and software revenue in our consolidated statements of operations.

        Gross margin on cost of services and other revenue increased from 45.5% in fiscal 2012 to 47.6% in fiscal 2013 primarily due to the increased professional services revenues and the reduction in compensation and related costs on professional services, as noted above. As the gross margin on SMS has historically been higher than on professional services, and SMS revenue continues to migrate to subscription and software revenue, we expect the gross margin on services and other revenue to trend downward, however, it may be variable on a period to period basis.

  Fiscal 2012 Compared to Fiscal 2011

  Cost of Professional Services Revenue

        The cost of professional services revenue decreased $1.2 million during fiscal 2012 compared to the prior fiscal year. The decrease was primarily attributable to lower compensation and related costs.

  Cost of SMS and Other Revenue

        Cost of SMS and other revenue decreased $4.3 million during fiscal 2012 compared to the prior fiscal year. The year-over-year decrease in cost of SMS and other revenue was primarily due to the growth of our subscription-based revenue and the associated higher allocation of SMS support costs being reported in cost of subscription and software revenue.

        Gross margin on cost of services and other revenue declined from 50.1% in fiscal 2011 to 45.5% in fiscal 2012 primarily due to continuous migration of SMS revenue to subscription and software revenue.

Selling and Marketing Expense

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
Selling and marketing expense	$93,655	$96,400	$90,771	$(2,745)	2.8%	$5,629	6.2%
As a percent of revenue	30.1%	39.6%	45.8%

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in selling and marketing expense for fiscal 2013 was primarily the result of lower compensation and related costs of $4.0 million, which includes lower commissions, and lower third-party commissions of $0.4 million, partially offset by higher marketing costs of $0.6 million, higher travel expenses of $0.5 million and other less significant items that totaled $0.6 million, net.

  Fiscal 2012 Compared to Fiscal 2011

        The year-over-year increase in selling and marketing expense for fiscal 2012 was primarily the result of higher compensation and related costs of $4.7 million, which includes higher stock-based compensation expense of $1.0 million. The remaining year-over-year increase was primarily the result of higher third-party commissions of $0.5 million and higher travel expenses of $0.5 million.

Research and Development Expense

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
Research and development expense	$62,516	$56,218	$50,820	$6,298	11.2%	$5,398	10.6%
As a percent of revenue	20.1%	23.2%	25.6%

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year increase in research and development expense for fiscal 2013 was primarily the result of higher compensation and related costs of $6.6 million.

  Fiscal 2012 Compared to Fiscal 2011

        The year-over-year increase in research and development expense for fiscal 2012 was primarily the result of higher compensation and related costs of $4.1 million and lower capitalized software development costs of $1.0 million.

General and Administrative Expense

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
General and administrative expense	$49,273	$53,547	$59,041	$(4,274)	(8.0)%	$(5,494)	(9.3)%
As a percent of revenue	15.8%	22.0%	29.8%

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in general and administrative expense for fiscal 2013 was primarily attributable to a reduction in legal costs of $6.0 million and other less significant items that totaled $0.6 million, net, partially offset by higher compensation and related costs of $0.6 million. Additionally, the 2012 period benefited from the recognition of a $1.7 million gain associated with an insurance recovery. No similar event occurred in 2013.

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

Restructuring Charges

	Year Ended June 30,			2013 Compared to 2012			2012 Compared to 2011
	2013	2012	2011	$	%		$	%
	(Dollars in Thousands, Except Percentages)
Restructuring charges	$(5)	$(301)	$(247)	$296		*	$(54)	21.9%
As a percent of revenue	—%	(0.1)%	(0.1)%

*
Not meaningful

  Fiscal 2013 Compared to Fiscal 2012

        There were no new restructuring events during fiscal 2013 or 2012. The activity in restructuring charges during these fiscal years was the result of accretion and adjustments relating to changes in estimates on existing facilities-related restructuring plans.

  Fiscal 2012 Compared to Fiscal 2011

        There were no new restructuring events during fiscal 2012 or 2011. The activity in restructuring charges during these fiscal years was the result of accretion and adjustments relating to changes in estimates on existing facilities-related restructuring plans.

Interest Income

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
Interest income	$3,379	$7,578	$13,075	$(4,199)	(55.4)%	$(5,497)	(42.0)%
As a percent of revenue	1.1%	3.1%	6.6%

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in interest income during fiscal 2013 was primarily attributable to the decrease of our installments receivable portfolio, partially offset by the income generated from investments in marketable securities. We expect interest income to continue to decrease going forward as our installments receivable balance continues to decrease.

  Fiscal 2012 Compared to Fiscal 2011

        The year-over-year decrease in interest income during fiscal 2012 was primarily attributable to the continued decrease of our collateralized and installment receivables portfolios.

Interest Expense

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
Interest expense	$(424)	$(4,204)	$(5,138)	$3,780	(89.9)%	$934	(18.2)%
As a percent of revenue	(0.1)%	(1.7)%	(2.6)%

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in interest expense during fiscal 2013 was attributable to the pay-down of our secured borrowings which were repaid in full during the second quarter of fiscal 2013.

  Fiscal 2012 Compared to Fiscal 2011

        The year-over-year decrease in interest expense during fiscal 2012 was primarily attributable to lower average secured borrowing balances, resulting from the continued pay-down of our existing secured borrowing arrangements.

Other (Expense) Income, Net

	Year Ended June 30,			2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands, Except Percentages)
Other (expense) income, net	$(1,117)	$(3,519)	$2,919	$2,402	(68.3)%	$(6,438)	*	%
As a percent of revenue	(0.4)%	(1.5)%	1.5%

*
Not meaningful

        Other (expense) income, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other expense (income), net also includes miscellaneous non-operating gains and losses.

  Fiscal 2013 Compared to Fiscal 2012

        During fiscal 2013, other (expense) income, net included net currency losses of $1.2 million. During fiscal 2012, other (expense) income, net included net currency losses of $3.7 million.

  Fiscal 2012 Compared to Fiscal 2011

        During fiscal 2012, other (expense) income, net included net currency losses of $3.7 million. During fiscal 2011, other expense (income), net included net currency gains of $3.3 million, partially offset by the write-off of a cost method investment.

Provision for (Benefit from) Income Taxes

	Year Ended June 30,				2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011		$	%	$	%
	(Dollars in Thousands, Except Percentages)
Provision for (benefit from) income taxes	$12,176	$(1,344)	$(53,977)		$13,520	*	$52,633	(97.5)%
Effective tax rate	21.2%	(8.9)%		*

*
Not meaningful

  Fiscal 2013 Compared to Fiscal 2012

        The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income and the impact of the reversal of a certain deferred tax liability.

        Our effective tax rate was 21.2% during fiscal 2013 compared to a benefit rate of 8.9% during fiscal 2012.

        We recognized an income tax expense of $12.2 million during fiscal 2013 compared to a benefit of $1.3 million during fiscal 2012. Income tax expense during fiscal 2013 was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of non-deductible stock-based compensation. Additionally, income tax expense during fiscal 2013 included a benefit of $9.3 million due to the reversal of a deferred tax liability related to restructuring of a foreign affiliate.

        The tax benefit during fiscal 2012 was derived primarily from taxable losses incurred, and our assessment that it is more likely than not that we will recognize these benefits in the future. In addition, our benefit from income taxes included the impact of the reversal of certain tax contingencies determined under the provisions of ASC Topic 740, Income Taxes (ASC 740).

        As of June 30, 2013, we maintain a valuation allowance in the U.S. primarily for certain deferred tax assets related to capital losses that are anticipated to expire unused. We also maintain a valuation allowance on certain foreign subsidiary NOL carryforwards because it is more likely than not that a benefit will not be realized. As of June 30, 2013 and 2012, our total valuation allowance was $9.9 million and $5.6 million, respectively.

        We made cash tax payments totaling $5.1 million during fiscal 2013. The majority of these tax payments were related to foreign liabilities. These payments were partially offset by cash tax refunds of $0.5 million.

  Fiscal 2012 Compared to Fiscal 2011

        We recognized a benefit from income taxes of $1.3 million during fiscal 2012 compared to a benefit of $54.0 million during fiscal 2011. The tax benefit during fiscal 2012 was derived primarily from taxable losses incurred, and our assessment that it is more likely than not that we will recognize these benefits in the future. In addition, our benefit from income taxes included the impact of the reversal of certain tax contingencies determined under the provisions of ASC 740.

        In fiscal 2011, based on our evaluation of the realizability of our U.S. federal net operating loss carryforwards (NOLs), foreign tax credits, and R&D credits, we recognized a benefit from income taxes due to a significant reduction of our valuation allowance of $48.8 million. Also during fiscal 2011 we established tax contingencies of $7.2 million determined under the provisions of ASC 740. These contingencies included penalties and interest, which were recorded as a component of our income tax expense.

        We made cash tax payments totaling $3.6 million during fiscal 2012. The majority of these tax payments were related to foreign liabilities. These payments were offset by cash tax refunds of $0.9 million.

Liquidity and Capital Resources

Resources

        In recent years, we have financed our operations principally with cash generated from operating activities. As of June 30, 2013, our principal sources of liquidity consisted of $132.4 million in cash and cash equivalents and $92.4 million of marketable securities. As of June 30, 2012, our principal sources of liquidity consisted of $165.2 million in cash and cash equivalents.

        We believe our existing cash and cash equivalents and marketable securities, together with our cash flows from operating activities, will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents, marketable securities and cash flows from operating activities are insufficient to fund future activities, we may need to raise additional funds through the financing of receivables or from public or private equity or debt financings. We also may need to raise additional funds in the event we decide to make one or more acquisitions of businesses, technologies or products. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

        Our cash equivalents of $117.0 million and $144.0 million consist primarily of money market funds as of June 30, 2013 and 2012, respectively. Our investments in marketable securities of $92.4 million as of June 30, 2013 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than one month to 19 months. We had no investments in marketable securities as of June 30, 2012. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and using a third-party investment manager.

        The following table summarizes our cash flow activities for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$146,562	$104,637	$63,330
Investing activities	(97,391)	(7,369)	(4,829)
Financing activities	(81,771)	(81,699)	(34,264)
Effect of exchange rates on cash balances	(210)	(312)	803

(Decrease) increase in cash and cash equivalents	$(32,810)	$15,257	$25,040

Operating Activities

        Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

  Fiscal 2013 Compared to Fiscal 2012

        Cash from operating activities provided $146.6 million during fiscal 2013. This amount resulted from net income of $45.3 million, adjusted for non-cash items of $24.9 million, and a net source of cash of $76.4 million due to net decreases in operating assets of $36.8 million and net increases in operating liabilities of $39.6 million.

        Non-cash expenses within net income consisted primarily of $14.6 million for stock-based compensation expense, deferred income tax expense of $5.1 million, and $5.2 million of depreciation and amortization.

        A net decrease in operating assets of $36.8 million and a net increase in operating liabilities of $39.6 million contributed $76.4 million to net cash from operating activities. Sources of cash consisted of decreases in installment and collateralized receivables totaling $39.4 million, decreases in prepaid expenses, prepaid income taxes, and other assets totaling $3.8 million and increases in deferred revenue of $44.6 million. Partially offsetting these sources of cash were increases in accounts receivable of $6.1 million, unbilled services of $0.4 million and reductions in accounts payable, accrued expenses and other current liabilities of $4.9 million.

  Fiscal 2012 Compared to Fiscal 2011

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

Investing Activities

  Fiscal 2013 Compared to Fiscal 2012

        During fiscal 2013, we used $97.4 million of cash for investing activities. The cash used consisted primarily of $97.6 million for purchases of marketable securities related to a program which we initiated during fiscal 2013 to make direct investments in these assets. Partially offsetting this use of cash was the receipt of $4.5 million from maturities of marketable securities.

        Additional uses of cash during fiscal 2013 included $4.5 million related to capital expenditures, primarily for computer hardware and software, $0.9 million used for the purchase of technology intangibles, and $1.2 million related to capitalized computer software development costs. Partially offsetting these uses of cash was the receipt of $2.2 million for insurance proceeds. We do not expect our future investment in capital expenditures to be materially different from recent levels. We are not currently a party to any material purchase contracts related to future capital expenditures.

  Fiscal 2012 Compared to Fiscal 2011

        During fiscal 2012, we used $7.4 million of cash for investing activities. The cash used consisted of $4.2 million related to computer hardware and software expenditures, and $2.6 million for payments for acquisitions, net of cash acquired. During fiscal 2012, we capitalized software development costs of $0.5 million related to projects where we established technological feasibility.

Financing Activities

  Fiscal 2013 Compared to Fiscal 2012

        During fiscal 2013, we used $81.8 million of cash for financing activities. We paid $84.7 million for the repurchase of our common stock, made net payments on secured borrowings of $11.0 million, and paid withholding taxes of $7.7 million on vested and settled restricted stock units. Sources of cash in the period included proceeds of $21.1 million from the exercise of employee stock options. Cash used for financing activities during fiscal 2013 includes $0.5 million related to stock-based compensation tax deductions in excess of book compensation expense that will be credited to additional paid in capital when such deductions reduce taxes payable.

  Fiscal 2012 Compared to Fiscal 2011

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

        We did not finance any receivables to fund operations during fiscal 2012. However, we did exchange $5.0 million of previously-financed receivables due to superseding existing contracts during fiscal 2012. This exchange is shown as both a use and source of funds related to secured borrowings on our consolidated statements of cash flows.

Borrowings Collateralized by Receivable Contracts

        We had no outstanding secured borrowings as of June 30, 2013 since the balance due to the financial institutions was repaid in full during fiscal 2013. Secured borrowings amounted to $10.8 million as of June 30, 2012. Prior to the repayment of secured borrowings, we maintained arrangements with financial institutions for borrowings secured by our installments receivable contracts for which limited recourse existed against us. Under these programs, we and the financial institution negotiated the amount borrowed and interest rate secured by each receivable for each transaction. The customers' payments of the underlying receivables funded the repayment of the related amounts borrowed. We were never required to repurchase the receivables for events of default in accordance with program terms. The collateralized receivables earned interest income, and the secured borrowings accrued borrowing costs at approximately the same interest rate.

Contractual Obligations and Requirements

        As of June 30, 2013, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, and royalties. There were no additional commitments for capital purchases or other expenditures at June 30, 2013.

        Our contractual obligations were as follows at June 30, 2013:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in Thousands)
Contractual Cash Obligations:
Operating leases	$15,042	$6,857	$7,724	$461	$—
Fixed fee royalty obligations	4,216	1,704	1,982	169	361
Contractual royalty obligations	2,257	2,257	—	—	—
Other obligations	4,127	1,646	2,437	44	—

Total contractual cash obligations	$25,642	$12,464	$12,143	$674	$361

Other Commercial Commitments:
Standby letters of credit	$1,323	$779	$30	$500	$14

Total commercial commitments	$26,965	$13,243	$12,173	$1,174	$375

        The standby letters of credit were issued by Silicon Valley Bank in the United States and secure performance on professional services contracts and rental agreements.

        The above table does not reflect a net liability for uncertain tax positions of $10.4 million as of June 30, 2013. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Off-Balance Sheet Arrangements

        As of June 30, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

        We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

  •
  revenue recognition;

  •
  accounting for income taxes; and

  •
  loss contingencies.

        For further information on our significant accounting policies, refer to Note 2 to the Consolidated Financial Statements.

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

  Subscription and Software Revenue

        Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model, including SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; and (iv) perpetual arrangements.

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

        For arrangements executed under the aspenONE licensing model and beginning in fiscal 2012 for point product arrangements with Premier Plus SMS, we have not established VSOE for the SMS deliverable. As a result, the revenue related to the SMS element of these transactions is reported in subscription and software revenue in the consolidated statements of operations. Prior to fiscal 2012, the revenue related to the SMS deliverable of our point product arrangements, for which we had VSOE, was reported in services and other revenue in the consolidated statements of operations.

        We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model. Beginning in fiscal 2014, we expect that SMS revenue will represent less than 10% of our total revenue, at which time we will include legacy SMS revenue in the subscription and software line in our consolidated statements of operations.

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

Accounting for Income Taxes

        We utilize the asset and liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse. Deferred tax assets can result from unused operating losses, research and development (R&D) and foreign tax credit carryforwards and deductions recorded for financial statement purposes prior to them being deductible on a tax return.

        The realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of taxable temporary differences. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. We consider, among other available information, projected future taxable income, limitations on the availability of net operating loss (NOLs) and tax credit carryforwards, scheduled reversals of deferred tax liabilities and other evidence assessing the potential realization of deferred tax assets. Adjustments to the valuation allowance are included in the provision for (benefit from) income taxes in our consolidated statements of operations in the period they become known or can be estimated.

        A significant portion of our U.S. valuation allowance was released in the fourth quarter of fiscal year 2011. Based on the current forecast, we expect that we will utilize all of our U.S. Federal NOLs, foreign tax credits, and R&D credits by fiscal 2016, based on a "with and without" approach. We have retained a full valuation allowance in the U.S. for the deferred tax asset related to capital losses. We also have a valuation allowance on certain foreign subsidiary's NOL carryforwards.

        Our provision for (benefit from) income taxes includes amounts determined under the provisions of FIN 48, Uncertainty in Income Taxes- an Interpretation of FASB Statement No 109, (currently included as provisions of ASC 740), and is intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on an audit does not meet a threshold of "more likely than not." Penalties and interest are recorded as a component of our provision for (benefit from) income taxes. Tax liabilities under FIN 48 were recorded as a component of our income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.

        Our U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by the tax code in applicable jurisdictions. The years prior to 2007 are closed in the United States, although the utilization of net operating loss carryforwards and tax credits generated in earlier periods will keep these periods open for examination. Similarly, the years prior to 2010 are closed in the United Kingdom, although the utilization of net operating loss carryforwards generated in earlier periods will keep the periods open for examination. Our Canadian subsidiaries are subject to audit from 2007 forward, and certain other of our international subsidiaries are subject to audit from 2003 forward. In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenue and expenses in taxable income or loss. For periods that remain subject to audit, we have asserted and unasserted potential assessments that are subject to final tax settlements.

Loss Contingencies

        The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss amount. Change in these factors could materially impact our consolidated financial statements.

        Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to procure for the customer the right to continue using the software product or to replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality. These indemnification provisions are accounted for in accordance with ASC Topic 460, Guarantees. In most cases, and where legally enforceable, the indemnification refund is limited to the amount of the license fees paid by the customer.

Recently Adopted Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires entities to present by component significant amounts reclassified out of accumulated other comprehensive income either on the face of the statement where net income is presented or in the notes to the financial statements. ASU No. 2013-02 is effective for annual and interim periods beginning after December 31, 2012 and should be applied prospectively. We adopted ASU No. 2013-02 during fiscal 2013. The adoption of ASU No. 2013-02 did not have a material effect on our financial position, results of operations or cash flows.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as a part of the statement of changes in stockholders' equity. ASU No. 2011-05 requires entities to present all non-owner changes in stockholders' equity either on the face of the financial statements or in the notes. The non-owner changes in stockholders' equity are required to be presented on the face of the financial statements either as a single statement of comprehensive income or as two separate consecutive statements. ASU No. 2011-05 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted ASU No. 2011-05 during fiscal 2013. The adoption of ASU No. 2011-05 did not have a material effect on our financial position, results of operations or cash flows.

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

Foreign Currency Risk

        During fiscal 2013 and 2012, 19.1% and 21.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2013 and fiscal 2012. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

        During fiscal 2013 and fiscal 2012, we recorded $1.2 million and $3.7 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $5.1 million for fiscal 2013 and by approximately $4.5 million for fiscal 2012, respectively.

Interest Rate Risk

        We do not use derivative financial instruments in our investment portfolio. We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

        We mitigate the risks by diversifying our investment portfolio and limiting the amount of investments in debt securities of any single issuer. As of June 30, 2013, our debt securities are short- to intermediate-term investments with maturities ranging from less than 1 month to 19 months.

        Our analysis of our investment portfolio and interest rates at June 30, 2013 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.8 million in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates. At June 30, 2012, our investment portfolio consisted of money market instruments which were included in cash and cash equivalents on our Consolidated Balance Sheets.

Item 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP, are presented following Item 15 of this Form 10-K:

Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (loss) for the years ended June 30, 2013, 2012 and 2011
Consolidated Balance Sheets as of June 30, 2013 and 2012
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

a)    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 and concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

        KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2013. This report appears below.

c)    Changes in Internal Control over Financial Reporting

        As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2012, we reported the following material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act):

  •
  Inadequate and ineffective controls over income tax accounting and disclosure.

        As a result of that material weakness in our internal control over financial reporting, our principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2012.

        During the quarter ended June 30, 2013, no changes (other than those in conjunction with certain remediation efforts described below) were identified in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

d)    Remediation Efforts

        We determined that the following material weakness (reported in our Annual Report on Form 10-K for the year ended June 30, 2012) was remediated as of June 30, 2013:

  •
  Inadequate and ineffective controls over income tax accounting and disclosure

        The remediation efforts taken during fiscal 2013, which were evidenced in the fourth quarter, included the following:

  •
  Enhanced tax accounting processes and related controls;

  •
  Increased capabilities of tax professionals to ensure that our accounting for income taxes and related disclosures can be completed accurately and in a timely manner;

  •
  Utilized third-party professionals to review and validate work performed by management in the preparation of our provision for income taxes; and

  •
  Utilized third-party subject matter experts to assist us in determining the appropriate accounting for material and complex tax transactions.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited Aspen Technology, Inc.'s and subsidiaries (the "Company") internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated August 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
August 15, 2013

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporation by Reference

        Certain information required under this Item 10 will appear under the sections entitled "Executive Officers of the Registrant," "Election of Directors," "Information Regarding our Board of Directors and Corporate Governance," "Code of Business Conduct and Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2013 annual meeting of stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation.

Incorporation by Reference

        Certain information required under this Item 11 will appear under the sections entitled "Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation" and "Employment and Change in Control Agreements" in our definitive proxy statement for our 2013 annual meeting of stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Certain information required under this Item 12 will appear under the sections entitled "Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive proxy statement for our 2013 annual meeting of stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Certain information required under this Item 13 will appear under the sections entitled "Information Regarding the Board of Directors and Corporate Governance" and "Related Party Transactions" in our definitive proxy statement for our 2013 annual meeting of stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Certain information required under this Item 14 will appear under the section entitled "Independent Registered Public Accountants" in our definitive proxy statement for our 2013 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements

        The consolidated financial statements appear immediately following page 67 ("Signatures").

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

ASPEN TECHNOLOGY, INC.
Date: August 15, 2013	By:	/s/ MARK E. FUSCO Mark E. Fusco President and Chief Executive Officer
Date: August 15, 2013	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. FUSCO Mark E. Fusco	President and Chief Executive Officer and Director (Principal Executive Officer)	August 15, 2013
/s/ MARK P. SULLIVAN Mark P. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 15, 2013
/s/ ROBERT M. WHELAN, JR. Robert M. Whelan, Jr.	Chairman of the Board of Directors	August 15, 2013
/s/ ANTONIO J. PIETRI Antonio J. Pietri	Director	August 15, 2013
/s/ DONALD P. CASEY Donald P. Casey	Director	August 15, 2013
/s/ GARY E. HAROIAN Gary E. Haroian	Director	August 15, 2013

Signature	Title	Date

/s/ JOAN C. MCARDLE Joan C. McArdle	Director	August 15, 2013
/s/ SIMON OREBI GANN Simon Orebi Gann	Director	August 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 15, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
August 15, 2013

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$239,654	$166,688	$103,699
Services and other	71,733	76,446	94,455

Total revenue	311,387	243,134	198,154

Cost of revenue:
Subscription and software	12,788	10,617	5,213
Services and other	37,560	41,660	47,132

Total cost of revenue	50,348	52,277	52,345

Gross profit	261,039	190,857	145,809

Operating expenses:
Selling and marketing	93,655	96,400	90,771
Research and development	62,516	56,218	50,820
General and administrative	49,273	53,547	59,041
Restructuring charges	(5)	(301)	(247)

Total operating expenses	205,439	205,864	200,385

Income (loss) from operations	55,600	(15,007)	(54,576)
Interest income	3,379	7,578	13,075
Interest expense	(424)	(4,204)	(5,138)
Other (expense) income, net	(1,117)	(3,519)	2,919

Income (loss) before provision for (benefit from) income taxes	57,438	(15,152)	(43,720)
Provision for (benefit from) income taxes(1)	12,176	(1,344)	(53,977)

Net income (loss)(1)	$45,262	$(13,808)	$10,257

Net income (loss) per common share:
Basic	$0.48	$(0.15)	$0.11
Diluted	$0.47	$(0.15)	$0.11
Weighted average shares outstanding:
Basic	93,586	93,780	93,488
Diluted	95,410	93,780	95,853

(1)
Our provision for income taxes provided a net benefit of $54.0 million in fiscal 2011, due to the reversal of a significant portion of our U.S. valuation allowance in the fourth quarter of fiscal 2011. See Note 8 to our Consolidated Financial Statements, "Income Taxes," for further information.

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Net income (loss)	$45,262	$(13,808)	$10,257
Other comprehensive (loss) income:
Net unrealized losses on available for sale securities, net of tax effects of $28	(52)	—	—
Foreign currency translation adjustments	(780)	(1,020)	1,590

Total other comprehensive (loss) income	(832)	(1,020)	1,590

Comprehensive income (loss)	$44,430	$(14,828)	$11,847

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$132,432	$165,242
Short-term marketable securities	57,015	—
Accounts receivable, net	36,988	31,450
Current portion of installments receivable, net	13,769	33,184
Collateralized receivables	—	6,297
Unbilled services	1,965	1,592
Prepaid expenses and other current assets	9,665	16,219
Prepaid income taxes	288	283
Current deferred tax assets	33,229	7,196

Total current assets	285,351	261,463
Long-term marketable securities	35,353	—
Non-current installments receivable, net	963	14,046
Property, equipment and leasehold improvements, net	7,829	7,037
Computer software development costs, net	1,742	1,689
Goodwill	19,132	19,399
Non-current deferred tax assets	25,250	58,559
Other non-current assets	7,128	6,142

Total assets	$382,748	$368,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Secured borrowings	$—	$10,756
Accounts payable	846	2,566
Accrued expenses and other current liabilities	34,421	37,989
Income taxes payable	1,697	598
Current deferred revenue	178,341	143,578
Current deferred tax liabilities	156	232

Total current liabilities	215,461	195,719
Non-current deferred revenue	53,012	43,595
Other non-current liabilities	12,377	15,429
Commitments and contingencies (Note 9)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of June 30, 2013 and 2012 Issued and outstanding—none as of June 30, 2013 and 2012	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—210,000,000 shares Issued—99,945,545 shares at June 30, 2013 and 96,663,580 shares at June 30, 2012 Outstanding—93,683,769 shares at June 30, 2013 and 93,465,955 shares at June 30, 2012	9,995	9,666
Additional paid-in capital	575,770	547,546
Accumulated deficit	(349,817)	(395,079)
Accumulated other comprehensive income	7,263	8,095
Treasury stock, at cost—6,261,776 shares of common stock at June 30, 2013 and 3,197,625 at June 30, 2012	(141,313)	(56,636)

Total stockholders' equity	101,898	113,592

Total liabilities and stockholders' equity	$382,748	$368,335

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Treasury Stock
					Accumulated Other Comprehensive Income
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit		Number of Shares	Cost	Total Stockholders' Equity
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2010	92,668,280	$9,267	$515,729	$(391,038)	$7,525	233,464	$(513)	$140,970
Comprehensive income:
Net income	—	—	—	10,257	—	—	—	10,257
Other comprehensive income	—	—	—	—	1,590	—	—	1,590
Exercise of stock options	1,506,969	150	9,553	—	—	—	—	9,703
Issuance of restricted stock units	572,862	58	(3,943)	—	—	—	—	(3,885)
Conversion of warrants	424,753	42	(42)	—	—	—	—	—
Retirement of treasury stock	(233,464)	(23)	—	(490)	—	(233,464)	513	—
Repurchase of common stock	—	—	—	—	—	701,030	(10,531)	(10,531)
Stock-based compensation	—	—	9,699	—	—	—	—	9,699

Balance June 30, 2011	94,939,400	9,494	530,996	(381,271)	9,115	701,030	(10,531)	157,803

Comprehensive loss:
Net loss	—	—	—	(13,808)	—	—	—	(13,808)
Other comprehensive loss	—	—	—	—	(1,020)	—	—	(1,020)
Exercise of stock options	1,204,010	120	8,793	—	—	—	—	8,913
Issuance of restricted stock units	520,170	52	(4,649)	—	—	—	—	(4,597)
Repurchase of common stock	—	—	—	—	—	2,496,595	(46,105)	(46,105)
Stock-based compensation	—	—	12,406	—	—	—	—	12,406

Balance June 30, 2012	96,663,580	9,666	547,546	(395,079)	8,095	3,197,625	(56,636)	113,592

Comprehensive income (loss):
Net income	—	—	—	45,262	—	—	—	45,262
Other comprehensive loss	—	—	—	—	(832)	—	—	(832)
Exercise of stock options	2,743,772	275	20,868	—	—	—	—	21,143
Issuance of restricted stock units	538,193	54	(7,759)	—	—	—	—	(7,705)
Repurchase of common stock	—	—	—	—	—	3,064,151	(84,677)	(84,677)
Stock-based compensation	—	—	14,637	—	—	—	—	14,637
Excess tax benefits from stock-based compensation	—	—	478					478

Balance June 30, 2013	99,945,545	$9,995	$575,770	$(349,817)	$7,263	6,261,776	$(141,313)	$101,898

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$45,262	$(13,808)	$10,257
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,229	5,278	5,336
Net foreign currency (gain) loss	(952)	953	(2,167)
Stock-based compensation	14,637	12,406	9,699
Deferred income taxes	5,127	(4,827)	(64,264)
Provision for bad debts	489	22	(2,755)
Write-down of investment	—	—	600
Excess tax benefits from stock-based compensation	(478)	—	—
Other non-cash operating activities	818	(1,695)	453
Changes in assets and liabilities:
Accounts receivable	(6,094)	(4,285)	5,981
Unbilled services	(380)	734	(477)
Prepaid expenses, prepaid income taxes, and other assets	3,827	(3,918)	(773)
Installments and collateralized receivables	39,419	57,003	72,752
Accounts payable, accrued expenses and other liabilities	(4,947)	(1,583)	(12,758)
Deferred revenue	44,605	58,357	41,446

Net cash provided by operating activities	146,562	104,637	63,330

Cash flows from investing activities:
Purchase of marketable securities	(97,597)	—	—
Maturities of marketable securities	4,549	—	—
Purchase of property, equipment and leasehold improvements	(4,507)	(4,241)	(2,839)
Insurance proceeds	2,222	—	—
Purchase of technology intangibles	(902)	—	—
Payments for acquisitions, net of cash acquired	—	(2,617)	—
Capitalized computer software development costs	(1,156)	(511)	(1,990)

Net cash used in investing activities	(97,391)	(7,369)	(4,829)

Cash flows from financing activities:
Exercise of stock options and warrants	21,143	8,913	9,703
Proceeds from secured borrowings	—	4,982	2,500
Repayments of secured borrowings	(11,010)	(44,892)	(32,051)
Repurchases of common stock	(84,677)	(46,105)	(10,531)
Payment of tax withholding obligations related to restricted stock	(7,705)	(4,597)	(3,885)
Excess tax benefits from stock-based compensation	478	—	—

Net cash used in financing activities	(81,771)	(81,699)	(34,264)

Effect of exchange rate changes on cash and cash equivalents	(210)	(312)	803

(Decrease) increase in cash and cash equivalents	(32,810)	15,257	25,040
Cash and cash equivalents, beginning of year	165,242	149,985	124,945

Cash and cash equivalents, end of year	$132,432	$165,242	$149,985

Supplemental disclosure of cash flow information:
Income tax paid (refunded), net	$4,645	$2,707	$(2,112)
Interest paid	424	4,206	5,476

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc., together with its subsidiaries, is a leading global provider of mission-critical process optimization software solutions, which are designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed for companies in the process industries, which consist of energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. We operate globally in 30 countries as of June 30, 2013.

(2) Significant Accounting Policies

(a)    Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Aspen Technology, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(d)    Marketable Securities

        The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of June 30, 2013:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
U.S. corporate bonds	$57,015	$57,046	$8	$(39)

Total short-term marketable securities	$57,015	$57,046	$8	$(39)

U.S. corporate bonds	$35,353	$35,402	$—	$(49)

Total long-term marketable securities	$35,353	$35,402	$—	$(49)

        Our marketable securities are classified as available-for-sale and reported at fair value on the consolidated balance sheets. Net unrealized losses are reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on investments are recognized in earnings as incurred. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from July 2013 through February 2015.

        We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments—Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of its amortized cost basis. If we believe that other-than-temporary decline in fair value has occurred, we write down investments to fair value and recognize credit losses in earnings and other impairment losses in accumulated other comprehensive income. During fiscal 2013, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the period then ended. Unrealized losses are attributable to changes in interest rates.

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

        Depreciation expense was $3.4 million, $3.5 million and $3.8 million for fiscal 2013, 2012 and 2011, respectively.

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

        In fiscal 2010, we introduced the following changes to our licensing model:

  (i)
  We began offering our aspenONE software on a subscription basis, allowing our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire term of the arrangement and customers are entitled to any software products or updates introduced into the licensed suite. We refer to this license arrangement as our aspenONE licensing model.

  (ii)
  We began to include SMS for the entire term on our point product term arrangements.

        Revenue related to our aspenONE licensing model is recognized over the term of the arrangement on a ratable basis. During fiscal 2010 and 2011, license revenue related to our point product arrangements with SMS included for the entire term of the arrangement was generally recognized on the due date of each annual installment, provided all revenue recognition criteria were met. Beginning in fiscal 2012, with the introduction of our Premier Plus SMS offering, we were unable to establish evidence of the fair value for the SMS component, and revenue from these arrangements is now recognized on a ratable basis.

        The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. Since the introduction of these changes, our net cash provided by operating activities has increased in each annual period from $33.0 million in fiscal 2009 to $146.6 million in fiscal 2013. During these periods we have realized steadily improving cash flow due to growth of our portfolio of term license contracts, as well as from the renewal of customer contracts, on an installment basis, that were previously paid upfront.

  Impact of Licensing Model Changes

        The principal accounting implications of the changes to our licensing model in fiscal 2010 are as follows:

  •
  Prior to fiscal 2010, the majority of our license revenue was recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, the changes to our licensing model resulted in a significant reduction in our software license revenue for fiscal 2010, 2011 and 2012 as compared to the fiscal years preceding our licensing model changes. These changes did not impact the

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

    incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue, resulting in operating losses for fiscal 2010, 2011 and 2012.

  •
  The SMS component of our services and other revenue has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the full contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

  •
  Installment payments from aspenONE agreements and from point product arrangements with SMS included for the contract term are not considered fixed or determinable, and as a result, are not included in installments receivable. Accordingly, our installments receivable balance has decreased as licenses previously executed under our upfront revenue model reached the end of their terms.

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

  Vendor-Specific Objective Evidence of Fair Value

        We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. During fiscal 2011, we used optional renewals of SMS on our legacy term license arrangements to support VSOE for SMS included in our fixed term point product arrangements which include SMS for the term of the arrangement. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this new deliverable.

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

Subscription and Software Revenue

        Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model, including SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; and (iv) perpetual arrangements.

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

Results of Operations Classification—Subscription and Software Revenue

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

        As a result of the introduction of our Premier Plus SMS offering in the first quarter of fiscal 2012, the substantial majority of our product-related revenue is now recognized on a ratable basis, over the term of the arrangement. Since the distinction between subscription and point product ratable revenue does not represent a meaningful difference from either a line of business or revenue recognition perspective, we have combined our subscription and software revenue into a single line item on our consolidated statements of operations beginning in the first quarter of fiscal 2012.

        The following table summarizes the changes to our revenue classifications and the timing of revenue recognition of subscription and software revenue for fiscal 2013 and 2012 compared to fiscal 2011. Ratable revenue refers to product revenue that is recognized evenly over the term of the related agreement, beginning when the first payment becomes due. The residual method refers to the recognition of the difference between the total arrangement fee and the undiscounted VSOE for the undelivered element, assuming all other revenue recognition requirements have been met.

Revenue Recognition Methodology
Revenue Classification in Income Statement
Fiscal 2013 and 2012
	Fiscal 2013 and 2012	Fiscal 2011		Fiscal 2011
Type of Revenue:
aspenONE subscription	Subscription and software	Subscription	Ratable	Ratable
Point products
—Software	Subscription and software	Software	Ratable	Residual method
—Bundled SMS	Subscription and software	Services and other	Ratable	Ratable
Other
—Legacy arrangements	Subscription and software	Software	Residual method	Residual method
—Perpetual arrangements	Subscription and software	Software	Residual method	Residual method

        The following tables reconcile the amount of revenue recognized during fiscal 2013, 2012 and 2011, based on the revenue recognition methodology. As illustrated below, the introduction of our Premier Plus SMS offering in the first quarter of fiscal 2012 has resulted in a substantial majority of our subscription and software revenue being recognized on a ratable basis in fiscal 2013 and 2012.

	Year Ended, June 30			Year Ended, June 30
	2013	2012	2011	2013	2012	2011
	(Dollars in Thousands)			% of Total
Subscription and software revenue:
Ratable(1)	$225,064	$144,144	$58,459	93.9%	86.5%	56.4%
Residual method(2)	14,590	22,544	45,240	6.1	13.5	43.6

Subscription and software revenue	$239,654	$166,688	$103,699	100.0%	100.0%	100.0%

(1)
During fiscal 2011, the fair value of the SMS element of point product arrangements totaled $2.1 million and was presented in the consolidated statements of operations as services and other revenue. Effective July 1, 2011, the fee attributable to the SMS in point product arrangements is no longer separable since we are unable to establish VSOE, and as a result, is included within ratable revenue.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(2)
Residual method revenue detail

	Year Ended, June 30
	2013		2012		2011
	(Dollars in Thousands)
Residual method revenue:
Point products—Software		*		*	$20,190
Legacy arrangements	13,008		20,586		22,761
Perpetual arrangements	1,582		1,958		2,289

Total residual method revenue	$14,590		$22,544		$45,240

*
Effective July 1, 2011, the total combined arrangement fee (which includes the fee attributable to SMS) for point product arrangements with Premier Plus SMS is recognized on a ratable basis.

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

        For arrangements executed under the aspenONE licensing model or where point product licenses are sold with Premier Plus SMS for the contract term, the customer commits to SMS for the entire term of the arrangement. The revenue related to the SMS component of the aspenONE licensing model is reported in subscription and software revenue in the consolidated statements of operations.

        During fiscal 2011, the revenue related to the SMS deliverable of our point product licenses, for which we had VSOE, was reported in services and other revenue in the consolidated statements of operations. Beginning in fiscal 2012, we introduced a Premier Plus SMS offering to provide more value to our customers. We have not established VSOE for the Premier Plus SMS deliverable. As a result, the revenue related to the SMS element of these transactions is reported in subscription and software revenue in the consolidated statements of operations.

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

Other Licensing Matters

        Our standard licensing agreements include a product warranty provision. We have not experienced significant claims related to software warranties beyond the scope of SMS support, which we are already obligated to provide, and consequently, we have not established reserves for warranty obligations.

        Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2013, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

(g)    Installments Receivable

        Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

consideration the customer's credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are classified as current and non-current in our consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our consolidated balance sheets. As a result, we did not have any past due installments receivable as of June 30, 2013.

        Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population of receivables and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, and customers' credit rating and past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 96% and 89% of our total installments receivable allowance for doubtful accounts at June 30, 2013 and June 30, 2012, respectively. In instances when an installment receivable that is reserved ages into a trade account receivable, the related reserve is transferred to our trade accounts receivable allowance.

        We write-off receivables when they are considered uncollectable based on our judgment. In instances when we write-off specific customers' trade accounts receivable, we also write off any related current and non-current installments receivable balances.

        As of June 30, 2013, our gross current and non-current installments receivable of $14.4 million and $1.1 million are presented net of unamortized discounts of $0.6 million and $0.1 million and net of allowance for doubtful accounts of less than $0.1 million, respectively.

        As of June 30, 2012, our gross current and non-current installments receivable of $35.0 million and $15.9 million are presented net of unamortized discounts of $1.6 million and $1.8 million, and net of allowance for doubtful accounts of $0.2 million and less than $0.1 million, respectively.

        Provisions for bad debts, receivables write offs and recoveries of receivables previously written off were not significant during fiscal 2013 and fiscal 2012, respectively. Transfers to allowance for doubtful accounts related to trade accounts receivable were not significant during fiscal 2013 and amounted to $0.8 million during fiscal 2012. Our allowance for doubtful accounts for current and non-current installments receivable was $0.8 million and $0.1 million as of June 30, 2011.

        Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the contract term, the installment payments are not considered fixed or determinable and, as a result, are not included as installments receivable on our consolidated balance sheet.

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

        The following table presents our allowance for doubtful accounts activity for accounts receivable in fiscal 2013 and 2012, respectively:

	Year Ended June 30,
	2013	2012
	(Dollars in Thousands)
Balance, beginning of year	$1,982	$1,884
Provision for bad debts	521	567
Write-offs	(888)	(468)

Balance, end of year	$1,615	$1,982

        The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of June 30, 2013 and 2012. Collateralized receivables are presented in the consolidated balance sheets and in the table below as of June 30, 2012, net of discounts for future interest established at inception of the installment arrangement.

	Gross	Unamortized Discounts	Allowance	Net
	(Dollars in Thousands)
June 30, 2013:
Accounts Receivable	$38,603	$—	$1,615	$36,988

	$38,603	$—	$1,615	$36,988

June 30, 2012:
Accounts Receivable	$33,432	$—	$1,982	$31,450
Collateralized Receivables- current	6,500	203	—	6,297

	$39,932	$203	$1,982	$37,747

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(i)    Fair Value of Financial Instruments

        We determine fair value of financial and non-financial assets and liabilities in accordance with provisions of ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities, and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  •
  Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

  •
  Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for an asset or a liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for an asset or a liability (such as interest rates, yield curves, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

  •
  Level 3 Inputs—Unobservable inputs for determining fair values of assets or liabilities that reflect an entity's own assumptions in pricing assets or liabilities.

        Cash Equivalents.    Cash equivalents are reported at fair value utilizing quoted market prices in identical markets, or "Level 1 Inputs." Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

        Marketable Securities.    Marketable securities are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or "Level 2" inputs.

        Financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets consist of accounts receivable, installments receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, installments receivable, collateralized receivables and accounts payable approximates their carrying value. The estimated fair value of secured borrowings exceeded the carrying value by $0.2 million as of June 30, 2012. Secured borrowings were repaid in full or repurchased during fiscal 2013. The fair value of secured borrowings was calculated using the market approach, utilizing interest rates that were indirectly observable in markets for similar liabilities, or "Level 2 Inputs."

        The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2013 and

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Dollars in Thousands)
June 30, 2013:
Assets:
Cash equivalents	$117,010	$—
Marketable securities	—	92,368
June 30, 2012:
Assets:
Cash equivalents	$144,009	$—
Liabilities:
Secured borrowings	—	10,939

        At June 30, 2013 and 2012, we did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

        Certain non-financial assets, including goodwill, finite-lived intangible assets and other non-financial long-lived assets, are measured at fair value using market and income approaches on a non-recurring basis when there is an indication of impairment.

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

        Software for internal use is capitalized in accordance with ASC Topic 350-40, Intangibles Goodwill and Other—Internal Use Software. At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. Total computer software costs capitalized were $1.2 million, $0.5 million and $2.0 million during the years ended June 30, 2013, 2012 and 2011, respectively. Total amortization expense charged to operations was approximately $1.1 million, $1.6 million and $1.5 million for the years ended June 30, 2013, 2012 and 2011, respectively. Computer software development accumulated amortization totaled $71.5 million, $70.5 million and $68.9 million as of June 30, 2013 and 2012, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(k)    Foreign Currency Translation

        The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment and is the local currency of the subsidiary. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to accumulated other comprehensive income included in stockholders' equity in the consolidated balance sheets. In all instances, foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other (expense) income, net. Foreign currency transaction (losses) gains were ($1.2) million, $(3.7) million and $3.3 million in fiscal 2013, 2012 and 2011, respectively.

(l)    Net Income (Loss) Per Share

        Basic income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted income (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards, warrants and other commitments to be settled in common stock are included in the calculation of diluted income (loss) per share based on the treasury stock method.

        For the years ended June 30, 2013 and 2011, certain employee equity awards were anti-dilutive based on the treasury stock method. For year ended June 30, 2012, all potential common shares were anti-dilutive due to the net loss. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows:

	Year Ended June 30,
	2013	2012	2011
	(Dollars and Shares in Thousands, Except per Share Data)
Net income (loss)	$45,262	$(13,808)	$10,257

Weighted average shares outstanding	93,586	93,780	93,488
Dilutive impact from:
Share-based payment awards	1,824	—	2,313
Warrants	—	—	52

Dilutive weighted average shares outstanding	95,410	93,780	95,853
Income (loss) per share
Basic	$0.48	$(0.15)	$0.11
Dilutive	$0.47	$(0.15)	$0.11

        The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date:

	Year Ended June 30,
	2013	2012	2011
	(Shares in Thousands)
Employee equity awards	443	6,554	1,728

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(m)    Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, marketable securities, accounts receivable and installments receivable. Our cash is held in financial institutions, and our cash equivalents are invested in money market mutual funds that we believe to be of high credit quality. Our investments in marketable securities consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than one month to 19 months. We reduce the risk by diversifying our investment portfolio and limiting the amount of investments in debt securities of any single issuer.

        Concentration of credit risk with respect to receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not require collateral or other security in support of our receivables. As of June 30, 2013, one customer receivable balance represented approximately 11% of our total receivables.

(n)    Intangible Assets, Goodwill and Long-Lived Assets

  Intangible Assets:

        We include in our amortizable intangible assets those intangible assets acquired in our business and asset acquisitions. We amortize acquired intangible assets with finite lives over their estimated economic lives, generally using the straight-line method. Each period, we evaluate the estimated remaining useful lives of acquired intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Acquired intangibles are removed from the accounts when fully amortized and no longer in use.

        Intangible assets consist of the following as of June 30, 2013 and 2012:

	Gross Carrying Amount	Accumulated Amortization	Effect of currency translation	Net Carrying Amount	Weighted Average Remaining Life (in Years)
	(Dollars in Thousands)
June 30, 2013:
Technology and patents	$2,596	$(977)	$172	$1,791	2.0

Total	$2,596	$(977)	$172	$1,791	2.0

June 30, 2012:
Technology and patents	$1,330	$(139)	$(84)	$1,107	2.7

Total	$1,330	$(139)	$(84)	$1,107	2.7

        Amortization expense for technology and patents is included in operating expenses and amounted to $0.7 million and $0.1 million in fiscal 2013 and 2012, respectively. We did not have any acquired intangible assets as of June 30, 2011 and therefore there was no acquired intangible asset amortization expense in fiscal 2011. Amortization expense is expected to approximate $0.9 million, $0.7 million and $0.1 million for fiscal 2014, 2015 and 2016, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

  Goodwill:

        The changes in the carrying amount of the goodwill by reporting unit for the fiscal years 2013 and 2012 were as follows:

	Reporting Unit
Asset Class	License	SMS, Training, and Other	Professional Services	Total
	(Dollars in Thousands)
Balance as of June 30, 2011
Goodwill	$68,049	$16,144	$5,102	$89,295
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)

	$2,480	$16,144	$—	$18,624

Acquisitions	$1,641	$—	$—	$1,641
Effect of currency translation	(120)	(746)	—	(866)

Balance as of June 30, 2012
Goodwill	$69,570	$15,398	$5,102	$90,070
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)

	$4,001	$15,398	$—	$19,399

Effect of currency translation	56	(324)	—	(267)
Balance as of June 30, 2013
Goodwill	$69,626	$15,074	$5,102	$89,803
Accumulated impairment losses	(65,569)	—	(5,102)	(70,671)

	$4,057	$15,074	$—	$19,132

        We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level. We first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine based on this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step requires us to determine the fair value of each reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is measured based upon the implied fair value of goodwill at the valuation date.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for each reporting unit as of December 31, 2012 and, based upon the results of our qualitative assessment, determined that it was not likely that their respective fair values were less than their carrying amounts. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during fiscal 2013 and 2012.

  Impairment of Long-Lived Assets:

        We evaluate our long-lived assets, which include finite-lived intangible assets, property and leasehold improvements for impairment as events and circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. We assess the recoverability of the asset or a group of assets based on the undiscounted future cash flows the asset is expected to generate, and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying value. If an asset or a group of assets are deemed to be impaired, the amount of the impairment loss, if any, represents the excess of the asset's or a group of assets' carrying value compared to their estimated fair values.

(o)    Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) and its components for fiscal 2013, 2012 and 2011 are disclosed in the accompanying consolidated statements of comprehensive income (loss).

        As of June 30, 2013, foreign translation adjustments of $7.3 million and net unrealized losses on available for sale securities of ($0.1) million are reported as separate components of accumulated other comprehensive income.

        As of June 30, 2012, 2011 and 2010, accumulated other comprehensive income is comprised entirely of foreign translation adjustments of $8.1 million, $9.1 million and $7.5 million, respectively.

(p)    Accounting for Stock-Based Compensation

        Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.

(q)    Accounting for Transfers of Financial Assets

        We derecognize financial assets, specifically accounts receivable and installments receivable, when control has been surrendered in compliance with ASC Topic 860, Transfers and Servicing. Transfers of accounts receivable and installments receivable that meet the requirements of ASC 860 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable and installments receivable transferred are classified as collateralized receivables in the

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

consolidated balance sheets and cash received from these transactions is classified as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. Once payment is received from a customer, the collateralized receivables and related secured borrowing balances are reduced. We had no outstanding secured borrowings and collateralized receivables as of June 30, 2013 since the balance due to the financial institutions was repaid in full during the second quarter of fiscal 2013.

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

        We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations. We are continuously subject to examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. In accordance with provisions of ASC Topic 740, Income Taxes (ASC 740), an entity should recognize a tax benefit when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for (benefit from) income taxes.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(t)    Advertising Costs

        Advertising costs are expensed as incurred and are classified as sales and marketing expenses. We incurred advertising expenses of $2.9 million, $2.2 million and $3.0 million during fiscal 2013, 2012 and 2011, respectively. We had no prepaid advertising costs included in the accompanying consolidated balance sheets.

(u)    Research and Development Expense

        We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products and to enhancements and engineering changes to existing products.

(v)    Recently Adopted Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires entities to present by component significant amounts reclassified out of accumulated other comprehensive income either on the face of the statement where net income is presented or in the notes to the financial statements. ASU No. 2013-02 is effective for annual and interim periods beginning after December 31, 2012 and should be applied prospectively. We adopted ASU No. 2013-02 during fiscal 2013. The adoption of ASU No. 2013-02 did not have a material effect on our financial position, results of operations or cash flows.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as a part of the statement of changes in stockholders' equity. ASU No. 2011-05 requires entities to present all non-owner changes in stockholders' equity either on the face of the financial statements or in the notes. The non-owner changes in stockholders' equity are required to be presented on the face of the financial statements either as a single statement of comprehensive income or as two separate consecutive statements. ASU No. 2011-05 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted ASU No. 2011-05 during fiscal 2013. The adoption of ASU No. 2011-05 did not have a material effect on our financial position, results of operations or cash flows.

(3) Restructuring Charges

        We have undertaken no restructuring actions during fiscal 2013, 2012, or 2011.

        During fiscal 2013, we recorded net restructuring credits of less than $0.1 million.

        During fiscal 2012, we recorded net restructuring credits of $0.3 million comprised of a credit of $0.5 million related to changes in the estimates of future operating costs and sublease assumptions, partially offset by $0.2 million of accretion charges.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Restructuring Charges (Continued)

        During fiscal 2011, we recorded net restructuring credits of $0.2 million comprised of a credit of $0.6 million related to changes in the estimates of future operating costs and sublease assumptions, partially offset by $0.4 million of accretion charges.

        The following activity was recorded for the indicated years:

Closure/ Consolidation of Facilities and Contract Termination Costs
(Dollars in Thousands)
Accrued expenses, June 30, 2010	$8,514
Fiscal 2011 payments	(4,066)
Restructuring charge—accretion	354
Change in estimate—revised assumption	(601)

Accrued expenses, June 30, 2011	$4,201

Fiscal 2012 payments	(2,998)
Restructuring charge—accretion	202
Change in estimate—revised assumption	(503)

Accrued expenses, June 30, 2012	$902

Fiscal 2013 payments	(803)
Restructuring charge—accretion	17
Change in estimate—revised assumption	(22)

Accrued expenses, June 30, 2013	$94

        The accrued facility exit costs of $0.1 million are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets and are stated at estimated fair value, net of estimated sub-lease income of $0.5 million. We expect to pay the remaining obligations in connection with vacated facilities over the remaining lease terms, which will expire on various dates through 2017. Anticipated net cash payments to settle these liabilities amount to $0.1 million at June 30, 2013 and are expected to be made through fiscal 2017.

(4) Secured Borrowings and Collateralized Receivables

        We had no outstanding secured borrowings as of June 30, 2013 since the balance due to the financial institutions was repaid in full during fiscal 2013. Prior to the repayment of secured borrowings, we maintained arrangements with financial institutions for borrowings secured by our installments receivable contracts for which limited recourse existed against us. Under these programs, we and the financial institution negotiated the amount borrowed and interest rate secured by each receivable for each transaction. The customers' payments of the underlying receivables funded the repayment of the related amounts borrowed. We were never required to repurchase the receivables for events of default in accordance with program terms. The collateralized receivables earned interest income, and the secured borrowings accrued borrowing costs at approximately the same interest rate. These arrangements were accounted for as secured borrowings.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Secured Borrowings and Collateralized Receivables (Continued)

        At June 30, 2012, receivables totaling $6.3 million were pledged as collateral for the secured borrowings which amounted to $10.8 million. The collateralized receivables had an implicit interest rate of 8% as of June 30, 2012 and were presented at net present value in the accompanying consolidated balance sheets. We recorded $0.2 million, $1.2 million and $3.2 million of interest income associated with the collateralized receivables during fiscal 2013, 2012 and 2011, respectively, and recognized $0.3 million, $3.0 million and $5.3 million of interest expense associated with the secured borrowings during the periods then ended. Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the accompanying consolidated statements of cash flows. Reductions of secured borrowings were recognized as financing cash flows upon payment to the financial institutions, and operating cash flows from collateralized receivables were recognized upon customer payments of amounts due.

(5) Supplemental Balance Sheet Information

        Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2013	2012
	(Dollars in Thousands)
Property, equipment and leasehold improvements—at cost:
Computer equipment	$11,106	$10,528
Purchased software	21,642	19,905
Furniture & fixtures	4,475	3,615
Leasehold improvements	3,379	3,044
Accumulated depreciation	(32,773)	(30,055)

Property, equipment and leasehold improvements—net	$7,829	$7,037

        We account for asset retirement obligations in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations. Our asset retirement obligations relate to leasehold improvements for leased properties. As of June 30, 2013 and 2012, the balance of our asset retirement obligations was $0.6 million and $0.7 million, respectively.

        Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2013	2012
	(Dollars in Thousands)
Royalties and outside commissions	$4,312	$4,875
Payroll and payroll-related	18,702	21,558
Other	11,407	11,556

Total accrued expenses and other current liabilities	$34,421	$37,989

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Supplemental Balance Sheet Information (Continued)

        Other non-current liabilities in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2013	2012
	(Dollars in Thousands)
Deferred rent	$862	$1,532
Other*	11,515	13,897

Total other non-current liabilities	$12,377	$15,429

*
Other is comprised primarily of our net reserve for uncertain tax liabilities. See Note 8, "Income Taxes" for additional information.

(6) Common Stock

        On April 23, 2013, our Board of Directors approved a share repurchase program for up to $150 million worth of our common stock. This share repurchase program replaced the prior share repurchase program approved by the Board of Directors on October 24, 2012 for up to $100 million, which had approximately $58.4 million of remaining capacity on April 23, 2013. The program approved on October 24, 2012 had replaced a repurchase program with a value of up to $100 million which had been approved by the Board of Directors on November 1, 2011. The program approved on November 1, 2011 had replaced a repurchase program with a value of up to $40 million which had been approved by the Board of Directors on October 29, 2010. The timing and amount of any shares repurchased are based on market conditions and other factors. All share repurchases of our common stock have been recorded as treasury stock under the cost method.

        We repurchased 3,064,151 shares and 2,496,595 shares of our common stock for $84.7 million and $46.1 million during fiscal 2013 and 2012, respectively. As of June 30, 2013, the remaining dollar value under the stock repurchase program approved on April 23, 2013 was $134.4 million.

(7) Stock-Based Compensation

Stock Compensation Plans

        In April 2010, the shareholders approved the establishment of the 2010 Equity Incentive Plan (the 2010 Plan), which provides for the issuance of a maximum of 7,000,000 shares of common stock. The 2010 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2013, there were 4,566,530 shares of common stock available for issuance subject to awards under the 2010 Plan.

        In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the issuance of a maximum of 4,000,000 shares of common stock. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 4,000,000 shares of common

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Stock-Based Compensation (Continued)

stock. As of June 30, 2013, there were 214,712 shares of common stock available for issuance subject to awards under the 2005 Plan.

General Award Terms

        We issue stock options and restricted stock units (RSUs) to our employees and outside directors, pursuant to stockholder- approved equity compensation plans. Option awards are granted with an exercise price equal to the market closing price of our stock on the trading day prior to the date of grant; those options generally vest over four years and expire within 7 or 10 years of grant. RSUs generally vest over four years. Historically, our practice has been to settle stock option exercises and RSU vesting through newly-issued shares.

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

        The weighted average estimated fair value of awards granted during fiscal 2013, 2012 and 2011 was $9.76, $6.49 and $4.99 respectively.

        We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2013	2012	2011
Risk-free interest rate	0.6%	1.1%	1.3%
Expected dividend yield	None	None	None
Expected life (in years)	4.8	4.6	4.6
Expected volatility factor	49%	50%	53%

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Stock-Based Compensation (Continued)

        The stock-based compensation expense and its classification in the accompanying consolidated statements of operations for fiscal 2013, 2012 and 2011 was as follows:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Recorded as expenses:
Cost of service and other	$1,281	$1,168	$945
Selling and marketing	3,890	4,601	3,603
Research and development	2,969	1,334	1,152
General and administrative	6,497	5,303	3,999

Total stock-based compensation	$14,637	$12,406	$9,699

        A summary of stock option and RSU activity under all equity plans in fiscal 2013, 2012 and 2011 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	4,180,265	$9.03			1,327,071	$12.73
Granted	498,264	23.40			592,842	23.46
Settled (RSUs)	—	—			(815,440)	13.99
Exercised	(2,743,772)	7.71			—	—
Cancelled / Forfeited	(82,639)	12.99			(73,634)	15.59

Outstanding at June 30, 2013	1,852,118	$14.68	6.80	$26,140	1,030,839	$17.69

Vested and exercisable at June 30, 2013	972,407	$12.05	5.64	$16,278	—	—
Vested and expected to vest at June 30, 2013	1,563,655	$14.09	6.53	$22,984	751,521	$17.39

        During fiscal 2013, 2012 and 2011, the weighted average grant-date fair value of RSUs granted was $23.46, $15.52 and $11.02, respectively. During fiscal 2013, 2012 and 2011 the total fair value of vested shares from RSU grants amounted to $22.5 million, $14.0 million and $11.7 million, respectively.

        As of June 30, 2013, the total future unrecognized compensation cost related to stock options and RSUs was $4.9 million and $13.4 million, respectively, and is expected to be recorded over a weighted average period of 2.3 years and 2.4 years, respectively.

        The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $55.7 million, $14.6 million and $12.2 million, respectively. We received $21.1 million, $8.9 million and $9.7 million in cash proceeds from option exercises during fiscal 2013, 2012 and 2011, respectively. We paid $7.7 million, $4.6 million and $3.9 million for withholding taxes on vested RSUs during fiscal 2013, 2012 and 2011, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Stock-Based Compensation (Continued)

        At June 30, 2013, common stock reserved for future issuance or settlement under equity compensation plans was 7.7 million shares.

        The compensation committee and Board of Directors completed its annual program grant for fiscal 2014 and authorized and approved the grant of 392,440 RSUs and 333,214 stock options with a grant date of August 1, 2013.

(8) Income Taxes

        Income (loss) before provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Domestic	$54,587	$(14,086)	$(50,395)
Foreign	2,851	(1,066)	6,675

Income (loss) before provision for (benefit from) income taxes	$57,438	$(15,152)	$(43,720)

        The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations is composed of the following:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Federal—
Current	$—	$—	$—
Deferred	7,867	(3,409)	(60,004)
State—
Current	136	191	132
Deferred	693	33	(1,702)
Foreign—
Current	7,068	3,292	5,446
Deferred	(3,588)	(1,451)	2,151

	$12,176	$(1,344)	$(53,977)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Income Taxes (Continued)

        The provision for (benefit from) income taxes differs from that based on the federal statutory rate due to the following:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Federal tax provision (benefit) at statutory rate	$20,103	$(5,303)	$(15,302)
State income taxes	88	124	86
Subpart F and dividend income	4,456	4,189	1,235
Foreign taxes and rate differences	2,298	1,001	2,218
Stock-based compensation	900	2,968	3,338
Tax credits	(4,816)	(3,913)	(4,524)
Tax contingencies	(168)	(2,385)	7,158
Return to provision adjustments	(149)	442	1,182
Valuation allowance	(1,813)	1,431	(48,830)
Benefit from foreign restructuring	(9,266)	—	—
Other	543	102	(538)

Provision for (benefit from) income taxes	$12,176	$(1,344)	$(53,977)

        Deferred tax assets (liabilities) consist of the following at June 30, 2013 and 2012:

	Year Ended June 30,
	2013	2012
	(Dollars in Thousands)
Deferred tax assets:
Federal and state credits	$4,918	$4,000
Foreign tax credits	33,310	38,870
Federal and state loss carryforwards	6,221	18,458
Capital loss carryforwards	8,076	—
Foreign loss carryforwards	1,653	2,658
Deferred revenue	4,198	3,682
Restructuring accruals	34	326
Other reserves and accruals	4,834	5,119
Intangible assets	719	1,037
Property, leasehold improvements, and other basis differences	2,829	3,523
Other temporary differences	3,504	5,596

	70,296	83,269
Deferred tax liabilities:
Deferred revenue	(151)	(714)
Intangible assets	(1,444)	(1,558)
Property, leasehold improvements, and other basis differences	(16)	(9,583)
Other temporary differences	(677)	(683)

	(2,288)	(12,538)
Valuation allowance	(9,943)	(5,626)

Net deferred tax assets	$58,065	$65,105

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Income Taxes (Continued)

        In fiscal 2013, we restructured our Canadian affiliate, AspenTech Canada Ltd ("ATC"). The restructuring was considered a deemed liquidation for tax purposes resulting in (i) the elimination of a deferred tax liability of $9.3 million associated with a basis difference and (ii) recognition of a capital loss for tax purposes of $22.2 million.

        Our valuation allowance for deferred tax assets was $9.9 million and $5.6 million as of June 30, 2013 and 2012 respectively. The increase in the valuation allowance of $8.1 million over the prior year was due to the recognition of the capital loss on the deemed liquidation of ATC and the assessment that it is "more likely than not" that we will not recognize a benefit from the capital loss. We also decreased the valuation allowance by $1.9 million during the year related net operating losses and other net deferred tax assets related to our entities in the United Kingdom. A valuation allowance has also been retained on certain foreign subsidiary net operating loss carryforwards because it is more likely than not that a benefit will not be realized.

        As of June 30, 2013, we have available U.S. federal net operating loss carryforwards of $119.3 million. Of that amount, $104.7 million relate to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) that will be credited to additional paid in capital when such deductions reduce taxes payable as determined based on a "with-and-without" approach. APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs relating to such benefits are not included in the table above. The deferred tax asset related to the net carryforward value of $14.6 million is included in the table above.

        In fiscal 2013, we recorded a reduction in the foreign income taxes payable of $0.5 million, with an increase to additional paid in capital, for the benefits of excess stock-based compensation deductions recognized during the period in the United Kingdom.

        We have foreign net operating loss carryforwards of $6.6 million which will expire beginning in 2020 and others with no expiration date. The $6.6 million of foreign net operating loss carryforwards includes $0.3 million related to stock-based compensation tax deductions in excess of book compensation expense. We also have federal and state research and development tax credits, and alternative minimum tax (AMT) credit carryforwards. The research and development tax credits expire at various dates from 2019 through 2033, while the AMT credit carryforwards have an unlimited carryforward period.

        We have determined that we underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during fiscal 2011. As such, the utilization of certain NOLs and tax credits are subject to an annual limitation. The annual limitation is not expected to impact the realizability of the deferred tax assets.

        For fiscal 2013, our income tax provision included amounts determined under the provisions of FIN 48, Uncertainty in Income Taxes- an Interpretation of FASB Statement No 109, (currently included as provisions of ASC 740), intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." Tax liabilities were recorded as a component of our income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Income Taxes (Continued)

        A reconciliation of the reserve for uncertain tax positions is as follows:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Uncertain tax positions, beginning of year	$21,906	$24,835	$17,730
Gross increases—tax positions in prior period	1,150	2,072	4,599
Gross decreases—tax positions in prior period	—	(1,468)	(1,025)
Gross increases—tax positions in current period	—	—	3,333
Gross decreases—lapse of statutes	(1,172)	(2,954)	(517)
Currency translation adjustment	147	(579)	715

Uncertain tax positions, end of year	$22,031	$21,906	$24,835

        At June 30, 2013, the total amount of unrecognized tax benefits is $22.0 million, and of that amount, $18.6 million, if recognized, would reduce the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as provision for (benefit from) income taxes. At June 30, 2013, we had approximately $1.9 million of accrued interest and $1.1 million of penalties related to uncertain tax positions. We recorded a benefit for interest and penalties of approximately $0.1 million during fiscal 2013. We do not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.

        Fiscal years 2007-2012 are subject to audit in the United States and Canada.

        Subsidiaries of Aspen Technology in a number of countries outside of the U.S. and Canada are also subject to tax audits. The Company estimates that the effects of such tax audits are not material to these consolidated financial statements.

(9) Commitments and Contingencies

Operating Leases

        We lease certain facilities and various office equipment under non-cancellable operating leases with terms in excess of one year. Rental expense, including short term leases, maintenance charges and taxes on leased facilities, was approximately $6.7 million, $6.3 million and $6.7 million for fiscal years 2013, 2012 and 2011, respectively.

        Future minimum lease payments under these leases and scheduled sublease payments as of June 30, 2013 are as follows:

Year Ended June 30,	Gross Payments	Scheduled Sublease Payments	Net Payments
	(Dollars in Thousands)
2014	$6,857	$163	$6,694
2015	5,038	163	4,875
2016	2,686	163	2,523
2017	461	14	447

Total	$15,042	$503	$14,539

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Commitments and Contingencies (Continued)

        Due to various restructuring activities (refer to Note 3) in past years we have vacated certain of our leased space and are subleasing a portion of this space. The scheduled sublease payments are included in the table above. We have issued a standby letter of credit for $0.5 million in connection with a certain facility lease that expires in fiscal 2017.

Legal Matters

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

        While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters, as of June 30, 2013, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at June 30, 2013, and are not material to our financial position for the period then ended.

        As of June 30, 2013 we do not believe that there is a reasonable possibility of a loss exceeding the amounts already accrued for the proceedings or matters discussed above.

(10) Retirement and Profit Sharing Plans

        We maintain a defined contribution retirement plan under Section 401(k) of the IRC covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee's pretax contribution. We made matching contributions of approximately $1.9 million in fiscal 2013 and approximately $1.8 million in each of fiscal 2012 and 2011. Additionally, we participate in certain government mandated and defined contribution plans throughout the world for which we comply with all funding requirements.

(11) Other Investments

        In November 2000, we invested $0.6 million in a global chemical business-to-business e-commerce company supporting major chemical companies in Asia. We recorded a non-operating loss for the full value of this investment in fiscal 2011 due to the determination of an other-than-temporary impairment of its fair value.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The license line of business is engaged in the development and licensing of software. The SMS, training, and other line of business provides customers with a wide range of support services that include on-site support, telephone support, software updates and various forms of training on how to use our products. The professional services line of business offers implementation, advanced process control, real-time optimization and other professional services.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segments.

        The following table presents a summary of operating segments:

	License	SMS, Training, and Other	Professional Services	Total
	(Dollars in Thousands)
Year Ended June 30, 2013—
Segment revenue	$239,654	$44,877	$26,856	$311,387
Segment expenses	68,448	6,753	23,540	98,741

Segment operating profit(1)	$171,206	$38,124	$3,316	$212,646

Year Ended June 30, 2012—
Segment revenue	$166,688	$54,025	$22,421	$243,134
Segment expenses	71,050	9,631	24,505	105,186

Segment operating profit (loss)(1)	$95,638	$44,394	$(2,084)	$137,948

Year Ended June 30, 2011—
Segment revenue	$103,699	$65,121	$29,334	$198,154
Segment expenses	66,821	13,495	25,404	105,720

Segment operating profit(1)	$36,878	$51,626	$3,930	$92,434

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Segment and Geographic Information (Continued)

Reconciliation to Income (Loss) Before Provision for (Benefit from) Income Taxes

        The following table presents a reconciliation of total segment operating profit to income (loss) before provision for (benefit from) income taxes:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Total segment operating profit for reportable segments	$212,646	$137,948	$92,434
Cost of subscription and software	(12,788)	(10,617)	(5,213)
Marketing	(13,119)	(13,231)	(12,690)
Research and development	(51,735)	(47,391)	(41,932)
General and administrative	(39,340)	(44,780)	(51,363)
Information technology and overhead	(25,432)	(24,831)	(26,360)
Stock-based compensation	(14,637)	(12,406)	(9,699)
Restructuring charges	5	301	247
Other (expense) income, net	(1,117)	(3,519)	2,919
Interest income, net	2,955	3,374	7,937

Income (loss) before provision for (benefit from) income taxes	$57,438	$(15,152)	$(43,720)

Geographic Information:

        Revenue to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenue are as follows:

	Year Ended June 30,
	2013	2012	2011
United States	38.5%	29.5%	35.8%
Europe	29.3	33.7	26.6
Other(1)	32.2	36.8	37.6

	100.0%	100.0%	100.0%

(1)
Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.

        During fiscal 2013, 2012 and 2011, there were no customers that individually represented greater than 10% of our total revenue.

        We have long-lived assets of approximately $17.4 million that are located domestically and $18.4 million that reside in other geographic locations as of June 30, 2013.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Quarterly Financial Data (Unaudited)

        The following tables present quarterly consolidated statement of operations data for fiscal 2013 and 2012. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP:

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars and Shares in Thousands, Except per Share Data)
Total revenue	$83,264	$79,357	$77,309	$71,457
Gross profit	70,276	66,708	64,936	59,119
Income from operations	15,383	16,334	14,929	8,954
Net income	20,399	10,513	9,937	4,413
Net income per common share:
Basic	$0.22	$0.11	$0.11	$0.05
Diluted	$0.21	$0.11	$0.10	$0.05
Weighted average shares outstanding:
Basic	93,680	93,730	93,512	93,428
Diluted	95,257	95,400	95,463	95,670

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars and Shares in Thousands, Except per Share Data)
Total revenue	$64,017	$61,337	$66,555	$51,225
Gross profit	50,916	48,907	53,630	37,404
(Loss) income from operations	(3,609)	(2,814)	7,041	(15,625)
Net (loss) income	(5,388)	(520)	3,836	(11,736)
Net (loss) income per common share:
Basic	$(0.06)	$(0.01)	$0.04	$(0.12)
Diluted	$(0.06)	$(0.01)	$0.04	$(0.12)
Weighted average shares outstanding:
Basic	93,563	93,583	93,902	94,065
Diluted	93,563	93,583	96,267	94,065

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
3.1	Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4
3.2	By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2
4.1	Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4
10.1	Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1
10.1a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2
10.1b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3
10.1c	Fourth Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c
10.2	Sublease Agreement dated September 5, 2007 between Aspen Technology, Inc. and EOP Canal Leaseco LLC regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2
10.3	Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington, Massachusetts		10-K	April 11, 2008	10.3
10.4	System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.5	Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5
10.6	Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13
10.6a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13a
10.6b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13b
10.6c	Waiver and Consent Agreement dated March 31, 2009 between Aspen Technology, Inc. and General Electric Capital Corporation and affiliates		10-K	June 30, 2009	10.13c
10.7	Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1
10.7a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15a
10.7b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1
10.7c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.7d	Fifth Amendment dated April 1, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2005	10.1
10.7e	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15f
10.7f	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15g
10.7g	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15h
10.7h	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3
10.7i	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15j
10.7j	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15k
10.7k	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.7l	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m
10.7m	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2
10.7n	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.2
10.7o	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.3
10.7p	Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.4
10.7q	Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.5
10.7r	Nineteenth Amendment dated May 15, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	June 30, 2009	10.15s
10.7s	Twentieth Amendment dated November 3, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	November 9, 2009	10.15t

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.7t		Twenty First Amendment dated June 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 8, 2011	10.1
10.7u		Twenty Second Amendment dated December 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 8, 2011	10.2
10.7v		Twenty Third Amendment dated February 16, 2011 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 1, 2012	10.1

10.8	^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5

10.9	^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan		10-K	April 11, 2008	10.37

10.10	^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54

10.11	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7

10.12	^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)		10-K	November 9, 2009	10.39

10.13	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.14	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

10.15	^	Form of Restricted Stock Unit Agreement- G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.15d		Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.	X

10.16	^	Terms and Conditions of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan		10-K	November 9, 2009	10.43

10.17	^	Aspen Technology, Inc. 2010 Equity Incentive Plan		8-K	April 21, 2010	10.1

10.18	^	Form of Terms and Conditions of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan		10-K	September 2, 2010	10.42

10.19	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan		10-K	September 2, 2010	10.43

10.20	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.21	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2012)		8-K	July 20, 2011	10.1

10.22	^	Amended Executive Annual Incentive Plan (Fiscal Year 2012)		10-Q	November 1, 2011	10.1

10.23	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013)		8-K	July 26, 2012	10.1

10.24	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013), as amended		8-K	October 30, 2012	10.1

10.25	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2014)		8-K	July 25, 2013	10.1

10.26	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco and Antonio J. Pietri)		10-Q	February 9, 2010	10.1

Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.27	^	Amended and Restated Employment and Change of Control Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		10-K	April 11, 2008	10.50

10.28	^	Offer letter dated April 24, 2013 by and between Aspen Technology, Inc and Antonio J. Pietri	X

10.29	^	Amended and Restated Executive Retention Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri	X

10.30	^	Non-Competition and Non-Solicitation Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri	X
21.1		Subsidiaries of Aspen Technology, Inc.	X
23.1		Consent of KPMG LLP	X
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(1)
The SEC File No. is 333-11651 for Exhibit 10.8, and 001-34630 for Exhibits 10.7t through 10.7v; 10.17 through 10.19; and 10.21 through 10.25, inclusive. The SEC File No. for all other exhibits is 000-24786.

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