Form 10-Q
period 2013-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2013-10-29
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 22, 2013, there were 93,002,407 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

Our registered trademarks include aspenONE, Aspen Plus, AspenTech, and HYSYS. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2014” refers to the year ended June 30, 2014).

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$78,683	$63,763
Services and other	8,882	7,694
Total revenue	87,565	71,457
Cost of revenue:
Subscription and software	4,620	5,128
Services and other	7,458	7,210
Total cost of revenue	12,078	12,338
Gross profit	75,487	59,119
Operating expenses:
Selling and marketing	22,931	21,591
Research and development	15,834	15,766
General and administrative	11,876	12,768
Restructuring charges	(3)	40
Total operating expenses	50,638	50,165
Income from operations	24,849	8,954
Interest income	387	1,099
Interest expense	(18)	(257)
Other income (expense), net	(804)	(277)
Income before provision for income taxes	24,414	9,519
Provision for income taxes	9,415	5,106
Net income	$14,999	$4,413
Net income per common share:
Basic	$0.16	$0.05
Diluted	$0.16	$0.05
Weighted average shares outstanding:
Basic	93,410	93,428
Diluted	94,522	95,670

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in Thousands)

Net income	$14,999	$4,413
Other comprehensive income:
Net unrealized gains on available for sale securities, net of tax effects of $42	77	—
Foreign currency translation adjustments	1,336	968
Total other comprehensive income	1,413	968
Comprehensive income	$16,412	$5,381

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2013	2013
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$125,604	$132,432
Short-term marketable securities	69,792	57,015
Accounts receivable, net	36,153	36,988
Current portion of installments receivable, net	11,065	13,769
Unbilled services	1,764	1,965
Prepaid expenses and other current assets	9,021	9,665
Prepaid income taxes	255	288
Current deferred tax assets	33,226	33,229
Total current assets	286,880	285,351
Long-term marketable securities	26,068	35,353
Non-current installments receivable, net	881	963
Property, equipment and leasehold improvements, net	7,957	7,829
Computer software development costs, net	1,708	1,742
Goodwill	19,523	19,132
Non-current deferred tax assets	17,147	25,250
Other non-current assets	6,895	7,128
Total assets	$367,059	$382,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,484	$846
Accrued expenses and other current liabilities	25,230	34,421
Income taxes payable	1,180	1,697
Current deferred revenue	178,852	178,341
Current deferred tax liabilities	156	156
Total current liabilities	206,902	215,461
Non-current deferred revenue	53,483	53,012
Other non-current liabilities	12,371	12,377
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of September 30, 2013 and June 30, 2013 Issued and outstanding— none as of September 30, 2013 and June 30, 2013	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 100,362,079 shares at September 30, 2013 and 99,945,545 shares at June 30, 2013 Outstanding— 93,230,456 shares at September 30, 2013 and 93,683,769 shares at June 30, 2013	10,036	9,995
Additional paid-in capital	580,641	575,770
Accumulated deficit	(334,818)	(349,817)
Accumulated other comprehensive income	8,676	7,263
Treasury stock, at cost—7,131,623 shares of common stock at September 30, 2013 and 6,261,776 shares of common stock at June 30, 2013	(170,232)	(141,313)
Total stockholders’ equity	94,303	101,898
Total liabilities and stockholders’ equity	$367,059	$382,748

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$14,999	$4,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202	1,317
Net foreign currency loss (gain)	564	(121)
Stock-based compensation	4,387	4,315
Deferred income taxes	8,618	4,222
Provision for bad debts	20	97
Excess tax benefits from stock-based compensation	(41)	—
Other non-cash operating activities	73	3
Changes in assets and liabilities:
Accounts receivable	1,152	8,895
Unbilled services	194	38
Prepaid expenses, prepaid income taxes, and other assets	870	4,443
Installments receivables	3,029	11,030
Accounts payable, accrued expenses, and other liabilities	(9,477)	(13,253)
Deferred revenue	323	(6,938)
Net cash provided by operating activities	25,913	18,461
Cash flows from investing activities:
Purchase of marketable securities	(7,974)	—
Maturities of marketable securities	4,538	—
Purchase of property, equipment and leasehold improvements	(915)	(1,800)
Insurance proceeds	—	2,222
Purchase of technology intangibles	—	(527)
Capitalized computer software development costs	(219)	—
Net cash used in investing activities	(4,570)	(105)
Cash flows from financing activities:
Exercise of stock options	2,933	4,048
Repayments of secured borrowings	—	(5,394)
Repurchases of common stock	(28,919)	(17,163)
Payment of tax withholding obligations related to restricted stock	(2,449)	(1,976)
Excess tax benefits from stock-based compensation	41	—
Net cash used in financing activities	(28,394)	(20,485)
Effect of exchange rate changes on cash and cash equivalents	223	250
Decrease in cash and cash equivalents	(6,828)	(1,879)
Cash and cash equivalents, beginning of period	132,432	165,242
Cash and cash equivalents, end of period	$125,604	$163,363

Supplemental disclosure of cash flow information:
Income tax paid, net	$1,330	$1,034
Interest paid	18	257

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such Interim Financial Statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2013, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

In fiscal 2010, we introduced the following changes to our licensing model:

(i)    We began offering our software on a subscription basis, allowing our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire term of the arrangement and customers are entitled to any software products or updates introduced into the licensed suite. We refer to this license arrangement as our aspenONE licensing model.

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

Impact of Licensing Model Changes

The principal accounting implications of the changes to our licensing model in fiscal 2010 are as follows:

•                  Prior to fiscal 2010, the majority of our license revenue was recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, the changes to our licensing model resulted in a reduction in our software license revenue for fiscal 2010, 2011 and 2012 as compared to the fiscal years preceding our licensing model changes. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue, resulting in operating losses for fiscal 2010, 2011 and 2012.  By fiscal 2013, a sufficient number of license arrangements had been renewed on the aspenONE licensing model to generate ratable revenue sufficient to support an operating profit.

•                  Since fiscal 2010, the SMS component of our services and other revenue (“legacy SMS revenue”) has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the full contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

Legacy SMS revenue is no longer significant in relation to our total revenue due to the number of our term license arrangements that have been converted to the aspenONE licensing model. As a result, beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations. Prior to fiscal 2014, legacy SMS revenue was included within services and other revenue in our unaudited consolidated statements of operations.  For further information, please refer to the “Revenue Reclassification” section below.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. During fiscal 2011, we used optional renewals of SMS on our legacy term license arrangements to support VSOE for SMS included in our fixed term point product arrangements which include SMS for the term of the arrangement. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable.

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

Subscription and Software Revenue

Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model, including SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; (iv) legacy SMS arrangements; and (v) perpetual arrangements.

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

Legacy SMS revenue includes revenue from our SMS offering provided in support of perpetual and legacy term license arrangements. Customers typically received SMS for one year and then could elect to renew SMS annually. We continue to have VSOE of fair value for the undelivered SMS component, which is deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement.

Revenue Reclassification

Prior to fiscal 2014, legacy SMS revenue was classified within services and other revenue in our unaudited consolidated statements of operations. Cost of legacy SMS revenue was included within cost of services and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations. We reclassified legacy SMS revenue into subscription and software revenue in our unaudited consolidated statements of operations based on the following rationale:

i)      Since fiscal 2010, legacy SMS revenue has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model and to point product arrangements with Premier Plus SMS.

ii)     Legacy SMS revenue is no longer significant in relation to our total revenue due to the number of our term license arrangements that have been converted to the aspenONE licensing model.

iii)    Legacy SMS revenue will continue to decrease as expiring license arrangements are renewed on the aspenONE licensing model.

iv)   We manage legacy SMS as a part of our broader software licensing business. The distinction between legacy SMS revenue and revenue from aspenONE licensing and point product arrangements with Premier Plus SMS included for the full contract term no longer represents a meaningful difference from a line of business standpoint since we assess business performance on a combined basis.

v)    Legacy SMS revenue and revenue from our aspenONE license arrangements share the same revenue recognition methodology and are both recognized on a ratable basis.

The following table summarizes the impact of revenue and cost of revenue reclassifications for the three months ended September 30, 2013 and 2012:

	Classification in Unaudited Consolidated Statements of Operations for the Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
			(Dollars in Thousands)

Legacy SMS revenue	Subscription and software	Services and other	$7,446	$9,683

Cost of Legacy SMS revenue	Subscription and software	Services and other	$1,281	$1,938

Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations.

The following table summarizes the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented unaudited consolidated statement of operations for the three months ended September 30, 2012:

	Impact on Unaudited Consolidated Statement of Operations for the Three Months Ended September 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$9,683	$9,683
Subcription and software	54,080	—	54,080
	$54,080	$9,683	$63,763
Services and other revenue:
Legacy SMS	$9,683	$(9,683)	$—
Professional services, training and other	7,694	—	7,694
	$17,377	$(9,683)	$7,694

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$1,938	$1,938
Cost of subcription and software revenue	3,190	—	3,190
	$3,190	$1,938	$5,128
Cost of services and other revenue:
Cost of legacy SMS revenue	$1,938	$(1,938)	$—
Cost of professional services, training and other revenue	7,210	—	7,210
	$9,148	$(1,938)	$7,210

Services and Other

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

In certain circumstances, professional services revenue may be recognized over a longer time period than the period over which the services are performed.  If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In circumstances in which professional services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed or (ii) the license term.  When we provide professional services considered essential to the functionality of the software, we recognize the combined revenue from the sale of the software and related services using the completed contract or percentage-of-completion method.

We have occasionally been required to commit unanticipated additional resources to complete projects, which resulted in losses on those contracts. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

Training Revenue

We provide training services to our customers, including on-site, Internet-based and customized training. Revenue is recognized in the period in which the services are performed.

Deferred Revenue

Deferred revenue includes amounts billed or collected in advance of revenue recognition, including arrangements under the aspenONE licensing model, point product arrangements with Premier Plus SMS, legacy SMS arrangements, professional services, and training.  Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS, VSOE does not exist for the undelivered elements, and as a result the arrangement fees are recognized ratably (i.e., on a subscription basis) over the term of the license. Deferred revenue is recorded as each invoice becomes due.

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

(c)  Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into consideration the customer’s credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are classified as current and non-current in our unaudited consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our unaudited consolidated balance sheets. As a result, we did not have any past due installments receivable as of September 30, 2013.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population of receivables and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, customers’ credit rating and past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 94% and 96% of our total installments receivable allowance for doubtful accounts at September 30, 2013 and June 30, 2013, respectively. In instances when an installment receivable that is reserved ages into a trade account receivable, the related reserve is transferred to our trade accounts receivable allowance.

We write-off receivables when they are considered uncollectable based on our judgment. In instances when we write-off specific customers’ trade accounts receivable, we also write off any related current and non-current installments receivable balances.

As of September 30, 2013, our gross current and non-current installments receivable of $11.5 million and $1.0 million are presented net of unamortized discounts of $0.3 million and $0.1 million and net of allowance for doubtful accounts of $0.1 million and less than $0.1 million, respectively.

As of June 30, 2013, our gross current and non-current installments receivable of $14.4 million and $1.1 million are presented net of unamortized discounts of $0.6 million and $0.1 million and net of allowance for doubtful accounts of less than $0.1 million, respectively.

Provisions for bad debts, receivables write offs, transfers to allowance for doubtful accounts related to trade accounts receivable and recoveries of receivables previously written off were not significant during the three months ended September 30, 2013 and fiscal 2013, respectively. Our allowance for doubtful accounts for current and non-current installments receivable was $0.2 million and less than $0.1 million as of June 30, 2012.

Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the contract term, the installment payments are not considered fixed or determinable and, as a result, are not included as installments receivable on our unaudited consolidated balance sheet.

(d)         Loss Contingencies

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria. Please refer to Note 11 for a discussion of these matters and related liability accruals.

(e)          Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of September 30, 2013 (dollars in thousands):

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)

U.S. corporate bonds	$69,792	$69,772	$34	$(14)
Total short-term marketable securities	$69,792	$69,772	$34	$(14)

U.S. corporate bonds	$26,068	$26,050	$18	$—
Total long-term marketable securities	$26,068	$26,050	$18	$—

Our marketable securities are classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on investments are recognized in earnings as incurred. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from November 2013 through February 2015.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of its amortized cost basis. If we believe that other-than-temporary decline in fair value has occurred, we write down investments to fair value and recognize credit losses in earnings and other impairment losses in accumulated other comprehensive income. During the three months ended September 30, 2013, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the period then ended. Unrealized losses are attributable to changes in interest rates.

4. Goodwill

During the first quarter of fiscal 2014, we re-aligned our reporting units to reflect our revised operating and reportable segment structure (refer to Note 12). As a result of this re-alignment, we reassigned the carrying amount of goodwill of $15.4 million to our Subscription and Software reporting unit.

The changes in the carrying amount of goodwill by reporting unit for the three months ended September 30, 2013 are as follows (dollars in thousands):

	Reporting Unit
Asset Class	Subscription and Software	Services	Total
	(Dollars in Thousands)

Balance as of June 30, 2013
Goodwill	$84,701	$5,102	$89,803
Accumulated impairment losses	(65,569)	(5,102)	(70,671)
	$19,132	$—	$19,132

Effect of currency translation	391	—	391

Balance as of September 30, 2013
Goodwill	$85,092	$5,102	$90,194
Accumulated impairment losses	(65,569)	(5,102)	(70,671)
	$19,523	$—	$19,523

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for each reporting unit as of December 31, 2012, and, based upon the results of our qualitative assessment, determined that it was not likely that their respective fair values were less than their carrying amounts. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended September 30, 2013.

5.   Income Taxes

The effective tax rate for the periods presented is primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended September 30, 2013 was 38.6% compared to 53.6% for the corresponding period of the prior fiscal year. During the three months ended September 30, 2013 and 2012, our income tax expense was driven primarily by pre-tax profitability in our foreign and domestic operations and the impact of permanent items, including non-deductible stock-based compensation expense, partially offset by a U.S. domestic production activity deduction. Our effective tax rate for the three months ended September 30, 2013 and 2012 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

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

6.   Fair Value

We determine fair value by utilizing a fair value hierarchy that ranks the quality and reliability of the information used in its determination. Fair values determined using “Level 1 inputs” utilize unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Fair values determined using “Level 2 inputs” utilize data points that are observable, such as quoted prices, interest rates and yield curves for similar assets and liabilities.

Cash equivalents of $108.7 million and $117.0 million as of September 30, 2013 and June 30, 2013, respectively, are reported at fair value utilizing Level 1 inputs. Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $95.9 million and $92.4 million as of September 30, 2013 and June 30, 2013, are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

7.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of September 30, 2013 and June 30, 2013. Refer to Note 2(c) for a summary of our installments receivable balances.

	Gross	Allowance	Net
	(Dollars in Thousands)
September 30, 2013:
Accounts Receivable	$37,847	$1,694	$36,153
	$37,847	$1,694	$36,153

June 30, 2013:
Accounts Receivable	$38,603	$1,615	$36,988
	$38,603	$1,615	$36,988

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	September 30, 2013	June 30, 2013
	(Dollars in Thousands)

Royalties and outside commissions	$4,478	$4,312
Payroll and payroll-related	10,697	18,702
Other	10,055	11,407
Total accrued expenses and other current liabilities	$25,230	$34,421

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	September 30, 2013	June 30, 2013
	(Dollars in Thousands)

Deferred rent	$727	$862
Other*	11,644	11,515
Total other non-current liabilities	$12,371	$12,377

*                                         Other is comprised primarily of our reserve for uncertain tax liabilities of $10.6 million and $10.4 million as of September 30, 2013 and June 30, 2013, respectively.

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

The weighted average estimated fair value of option awards granted during the three months ended September 30, 2013 and 2012 was $11.34 and $9.76, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	September 30,
	2013	2012
Risk-free interest rate	1.3%	0.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.9
Expected volatility factor	39.4%	48.9%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$301	$343
Selling and marketing	1,111	977
Research and development	856	741
General and administrative	2,119	2,254
Total stock-based compensation	$4,387	$4,315

A summary of stock option and RSU activity under all equity plans for the three months ended September 30, 2013 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	1,852,118	$14.68			1,030,839	$17.69
Granted	333,986	32.54			393,366	32.54
Settled (RSUs)	—	—			(217,529)	17.21
Exercised	(273,351)	10.73			—	—
Cancelled / Forfeited	(17,508)	19.07			(17,984)	20.29
Outstanding at September 30, 2013	1,895,245	$18.35	7.34	$30,698	1,188,692	$22.65

Vested and exercisable at September 30, 2013	854,284	$13.85	5.99	$17,688	—	$—

Vested and expected to vest as of September 30, 2013	1,589,347	$17.91	7.14	$26,443	839,132	$23.30

The weighted average grant-date fair value of RSUs granted during the three months ended September 30, 2013 and 2012 was $32.54 and $23.38, respectively. During the three months ended September 30, 2013 and 2012, the total fair value of shares vested from RSU grants was $7.2 million and $6.3 million, respectively.

At September 30, 2013, the total future unrecognized compensation cost related to stock options and RSUs was $6.7 million and $20.0 million, respectively, and is expected to be recorded over a weighted average period of 2.8 years and 2.9 years, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 was $6.4 million and $10.7 million, respectively. We received $2.9 million and $4.0 million in cash proceeds from option exercises during the three months ended September 30, 2013 and 2012, respectively.  We paid $2.4 million and $2.0 million for withholding taxes on vested RSUs during the three months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, common stock reserved for future issuance or settlement under equity compensation plans was 7.2 million shares.

9.  Stockholders’ Equity

Stock Repurchases

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

We repurchased 869,847 shares of our common stock for $28.9 million during the three months ended September 30, 2013. We repurchased 3,064,151 shares of our common stock for $84.7 million during fiscal 2013. As of September 30, 2013, the remaining dollar value under the stock repurchase program approved on April 23, 2013 was $105.5 million.

Accumulated Other Comprehensive Income

As of September 30, 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $8.7 million and net unrealized gains on available for sale securities of less than $0.1 million. As of June 30, 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $7.3 million and net unrealized losses on available for sale securities of ($0.1) million.

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

For the three months ended September 30, 2013 and 2012, certain employee equity awards were anti-dilutive based on the treasury stock method. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended
	September 30,
	2013	2012
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$14,999	$4,413

Weighted average shares outstanding	93,410	93,428

Dilutive impact from:
Share-based payment awards	1,112	2,242
Dilutive weighted average shares outstanding	$94,522	$95,670

Income per share
Basic	$0.16	$0.05
Dilutive	$0.16	$0.05

The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date:

	Three Months Ended
	September 30,
	2013	2012
	(Shares in Thousands)

Employee equity awards	764	1,020

11. Commitments and Contingencies

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation, including proceedings related to intellectual property rights. These include an April 2004 claim by a customer for approximately $5.0 million that certain of our software products and implementation services failed to meet the customer’s expectations.

The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. Regardless of the outcome, litigation could have an adverse impact on us because of litigation fees and costs, diversion of management resources and other factors.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters as of September 30, 2013 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at September 30, 2013 and June 30, 2013, and are not material to our financial position for the periods then ended.

As of September 30, 2013 we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above.

12.  Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. Our chief operating decision maker is our President and Chief Executive Officer.

Prior to fiscal 2014, we had three operating and reportable segments: license; SMS, training and other; and professional services. As our customers have transitioned to our aspenONE licensing model, legacy SMS revenue has decreased, and been offset by a corresponding increase in revenue from aspenONE licensing arrangements and from point product arrangements with Premier Plus SMS (for further information on transition to the aspenONE licensing model and its impact on revenue and our results of operations, please refer to Note 2). As a result, legacy SMS revenue is no longer significant in relation to our total revenue and no longer represents a significant line of business.

We manage legacy SMS as a part of our broader software licensing business and assess business performance on a combined basis. Our President and Chief Executive Officer evaluates software licensing and maintenance on an aggregate basis in deciding how to assess performance. Effective July 1, 2013, we re-aligned our operating and reportable segments into i) subscription and software; and  ii) services.

The subscription and software segment is engaged in the licensing of process optimization software solutions and associated support services. The services segment includes professional services and training.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2 in the financial statements of our Form 10-K for the year ended June 30, 2013). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to present assets, capital expenditures, depreciation or amortization by operating segments.

Our prior period reportable segment information has been reclassified to reflect the current segment structure and conform to the current period presentation.

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services	Total
	(Dollars in Thousands)
Three Months Ended September 30, 2013
Segment revenue	$78,683	$8,882	$87,565
Segment expenses (1)	(43,385)	(7,458)	(50,843)
Segment profit	$35,298	$1,424	$36,722
Three Months Ended September 30, 2012
Segment revenue	$63,763	$7,694	$71,457
Segment expenses (1)	(42,485)	(7,210)	(49,695)
Segment profit	$21,278	$484	$21,762

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses do not include allocations of general and administrative; restructuring; interest income, net; and other (income) expense, net. As a result of operating and reportable segments realignment, certain costs are more directly attributable to our new operating segments. Starting with the first quarter of fiscal 2014, segment expenses include selling and marketing, research and development, stock-based compensation and certain corporate expenses incurred in support of the segments. Please refer to Note 12 in our Consolidated Financial Statements and Notes thereto included in our Annual Report on the Form 10-K for the fiscal year ended June 30, 2013 for a basis of measurement of our reportable segments’ operating expenses prior to the first quarter of fiscal 2014.

Reconciliation to Income Before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in Thousands)

Total segment profit for reportable segments	$36,722	$21,762
General and administrative	(11,876)	(12,768)
Restructuring charges	3	(40)
Other income (expense), net	(804)	(277)
Interest income (net)	369	842
Income before income taxes	$24,414	$9,519

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

Our fiscal year ends on June 30th, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2014” refers to the year ending on June 30, 2014).

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

In fiscal 2010, we introduced the following changes to our licensing model:

(i)             We began offering our software on a subscription basis, allowing our customers access to all products within a licensed suite (aspenONE Engineering or aspenONE Manufacturing and Supply Chain). SMS is included for the entire term of the arrangement and customers are entitled to any software products or updates introduced into the licensed suite. We refer to this license arrangement as our aspenONE licensing model.

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

As of September 30, 2013, a significant percentage of our active license agreements has been transitioned to our aspenONE licensing model. In the foreseeable future, we anticipate that a significant portion of our remaining legacy term license arrangements will transition to the aspenONE licensing model as existing license agreements reach the end of their respective original terms. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

Impact of Licensing Model Changes

The principal accounting implications of the changes to our licensing model in fiscal 2010 are as follows:

•                  Prior to fiscal 2010, the majority of our license revenue was recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, the changes to our licensing model resulted in a reduction in our software license revenue for fiscal 2010, 2011 and 2012 as compared to the fiscal years preceding our licensing model changes. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue, resulting in operating losses for fiscal 2010, 2011 and 2012.  By fiscal 2013, a sufficient number of license arrangements had been renewed on the aspenONE licensing model to generate ratable revenue sufficient to support an operating profit. The revenue transition will not be fully completed until fiscal 2016.

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

•                  Since fiscal 2010, the SMS component of our services and other revenue (“legacy SMS revenue”) has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the full contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

Legacy SMS revenue is no longer significant in relation to our total revenue due to the number of our term license arrangements that have been converted to the aspenONE licensing model. As a result, beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations. Prior to fiscal 2014, legacy SMS revenue was included within services and other revenue in our unaudited consolidated statements of operations.  For further information, please refer to the “Revenue Reclassification” section below. Legacy SMS revenue is expected to continue to decrease until the remaining active license arrangements are converted to our aspenONE licensing model with SMS included for the full contract term.

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

For additional information about the recognition of revenue under the upfront revenue model and our aspenONE licensing model, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2013.  Due to the accounting implications resulting from the changes to our licensing model, we believe that a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, including revenue, gross profit, operating income and net income, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize a number of non-GAAP and other key business metrics, including those described below under “Key Business Metrics,” to track our business performance as we continue transitioning to our aspenONE licensing model. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

Segments Re-alignment

Prior to fiscal 2014, we had three operating and reportable segments: license; SMS, training and other; and professional services. As our customers have transitioned to our aspenONE licensing model, legacy SMS revenue has decreased and been offset by a corresponding increase in revenue from aspenONE licensing arrangements and from point product arrangements with Premier Plus. As a result, legacy SMS revenue is no longer significant in relation to our total revenue and no longer represents a significant line of business.

We manage legacy SMS as a part of our broader software licensing business and assess business performance on a combined basis. Our President and Chief Executive Officer evaluates software licensing and maintenance on an aggregate basis in deciding how to assess performance.  Effective July 1, 2013, we re-aligned our operating and reportable segments into subscription and software, and services.

The subscription and software segment is engaged in the licensing of process optimization software solutions and associated support services. The services segment includes professional services and training.

For additional information on segment revenues and their operating results, please refer to Note 12 “Segment and Geographic Information” in the Notes to the Unaudited Consolidated Financial Statements. Our prior period reportable segment information has been reclassified to reflect the current segment structure and conform to the current period presentation.

Revenue

We generate revenue primarily from the following sources:

•                                          Subscription and software.  We provide integrated process optimization software solutions designed specifically for the process industries. We license our software products, together with SMS, primarily on a term basis, and we offer extended payment options for our term license agreements that generally require annual payments, which we also refer to as installments. We provide customers technical support and access to software fixes and updates. Our technical support services are provided from our customer support centers throughout the world, as well as via email and through our support website.

•                                          Services and other.  We provide training and professional services to our customers. Our professional services are focused on implementing our technology in order to improve customers’ plant performance and gain better operational data. Customers who use our professional services typically engage us to provide those services over periods of up to 24 months. We charge customers for professional services on a time-and-materials or fixed-price basis. We provide training services to our customers, including on-site, Internet-based and customized training.

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

(iv)                              legacy SMS arrangements; and

(v)                                 perpetual arrangements.

Revenue Reclassification

Prior to fiscal 2014, legacy SMS revenue was classified within services and other revenue in our unaudited consolidated statements of operations. Cost of legacy SMS revenue was included within cost of services and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations.  We reclassified legacy SMS revenue into subscription and software revenue in our unaudited consolidated statements of operations based on the following rationale:

i)                 Since fiscal 2010, legacy SMS revenue has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model and to point product arrangements with Premier Plus SMS.

ii)              Legacy SMS revenue is no longer significant in relation to our total revenue due to the number of our term license arrangements that have been converted to the aspenONE licensing model.

iii)           We expect legacy SMS revenue to continue to decrease as expiring license arrangements are renewed on the aspenONE licensing model.

iv)          We manage legacy SMS as a part of our broader software licensing business. The distinction between legacy SMS revenue and revenue from aspenONE licensing and point product arrangements with Premier Plus SMS included for the full contract term no longer represents a meaningful difference from a line of business standpoint since we assess business performance on a combined basis.

v)             Legacy SMS revenue and revenue from our aspenONE license arrangements share the same revenue recognition methodology and are both recognized on a ratable basis.

The following table summarizes the impact of revenue and cost of revenue reclassifications for the three months ended September 30, 2013 and 2012:

	Classification in Unaudited Consolidated Statements of Operations for the Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
			(Dollars in Thousands)

Legacy SMS revenue	Subscription and software	Services and other	$7,446	$9,683

Cost of Legacy SMS revenue	Subscription and software	Services and other	$1,281	$1,938

Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations.

The following table summarizes the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented unaudited consolidated statement of operations for the three months ended September 30, 2012:

	Impact on Unaudited Consolidated Statement of Operations for the Three Months Ended September 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$9,683	$9,683
Subcription and software	54,080	—	54,080
	$54,080	$9,683	$63,763
Services and other revenue:
Legacy SMS	$9,683	$(9,683)	$—
Professional services, training and other	7,694	—	7,694
	$17,377	$(9,683)	$7,694

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$1,938	$1,938
Cost of subcription and software revenue	3,190	—	3,190
	$3,190	$1,938	$5,128
Cost of services and other revenue:
Cost of legacy SMS revenue	$1,938	$(1,938)	$—
Cost of professional services, training and other revenue	7,210	—	7,210
	$9,148	$(1,938)	$7,210

Services and Other Revenue.  Our services and other revenue consists primarily of revenue related to professional services and training. The amount and timing of this revenue depend on a number of factors, including:

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

Cost of Revenue

Cost of Subscription and Software.  Our cost of subscription and software revenue consists of (i) royalties, (ii) amortization of capitalized software and purchased technology intangibles, (iii) distribution fees, (iv) costs of providing Premier Plus SMS bundled with our aspenONE licensing and point product arrangements; and (v) costs of providing legacy SMS.

Prior to fiscal 2014, costs of providing legacy SMS were presented within cost of services and other revenue in our unaudited consolidated statements of operations. Beginning with the first quarter of fiscal 2014, costs of our legacy SMS business are presented within cost of subscription and software revenue in our unaudited consolidated statements of operations.

Cost of Services and Other.  Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing customers professional services and training.

Operating Expenses

Selling and Marketing Expenses.  Selling expenses consist primarily of the personnel and travel expenses related to the effort expended to license our products and services to current and potential customers, as well as for overall management of customer relationships. Marketing expenses include expenses needed to promote our company and our products and to conduct market research to help us better understand our customers and their business needs.

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

Interest Expense.  During the first quarter of fiscal 2013, interest expense consisted primarily of charges related to our secured borrowings which were repaid in full during the second quarter of fiscal 2013. Interest expense is comprised of miscellaneous interest charges during the first quarter of fiscal 2014.

Other Income (Expense), Net.  Other income (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.

Provision for (Benefit from) Income Taxes. Provision for income taxes is comprised of domestic and foreign taxes. Benefits from income taxes are comprised of any deferred benefit for tax deductions and credits that we expect to utilize in the future. We record interest and penalties related to income tax matters as a component of income tax expense.

Key Business Metrics

Background

The changes to our licensing model in fiscal 2010 resulted in a reduction in our product-related revenue for each period starting with fiscal 2010, as compared to the fiscal years preceding our licensing model changes. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. As a result, we believe that a number of our performance indicators based on GAAP, including revenue, gross profit, operating income and net income, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize a number of non-GAAP and other key business metrics set forth below to track our business performance as we continue transitioning to our aspenONE licensing model. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

We use a non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and it is useful as a basis for comparing our performance with that of our competitors. To supplement our presentation of total cost of revenue and total operating costs presented on a GAAP basis, we use a non-GAAP measure of adjusted total costs, which excludes certain non-cash and non-recurring expenses. Management believes that this financial measure is useful to investors because it approximates the cash operating costs of the business. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to total cost of revenue and total operating costs as a measure of our total costs.

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

We estimate that TLCV grew by approximately 2.5% during the first quarter of fiscal 2014, from $1.65 billion at June 30, 2013 to $1.69 billion at September 30, 2013. We estimate that TCV grew by approximately 2.8% during the first quarter of fiscal 2014, from $1.93 billion at June 30, 2013 to $1.98 billion at September 30, 2013. The growth was attributable primarily to an increase in the number of tokens or products sold.

Annual Spend

Annual spend is a derivative metric that is closely related to TCV. TCV is an estimate of the renewal value of our active portfolio of term license agreements, as of a specific date. Annual spend is an estimate of the annualized value of our active portfolio of term agreements, as of a specific date. Annual spend is calculated by taking the most recent annual invoice value of each of our active term contracts and then aggregating this amount for all active term licenses. Annual spend also includes the annualized value of standalone SMS agreements purchased in conjunction with term license agreements. We believe that the annual spend metric may be helpful to investors attempting to analyze and model subscription and software revenue while we transition to our aspenONE licensing model. Comparing annual spend for different dates provides insight into the growth and retention rates of our business, and since annual spend represents the estimated annualized billings associated with our active term license agreements, it provides insight into a normalized value for subscription and software revenue.

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

We estimate that annual spend grew by approximately 2.5% during the first quarter of fiscal 2014, from $337.9 million at June 30, 2013 to $346.2 million at September 30, 2013. The growth was attributable primarily to an increase in the number of tokens or products sold.

Adjusted Total Costs

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, restructuring charges, and amortization of purchased technology intangibles, for the indicated periods:

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands)

Total cost of revenue	$12,078	$12,338	$(260)	(2.1)%
Total operating expenses	50,638	50,165	473	0.9
Total expenses	62,716	62,503	213	0.3
Less:
Stock-based compensation	(4,387)	(4,315)	(72)	1.7
Restructuring charges	3	(40)	43	*
Amortization of purchased technology intangibles	(250)	(103)	(147)	*
Adjusted total costs (non-GAAP)	$58,082	$58,045	$37	0.1%

* Not meaningful

Total expenses increased by $0.2 million during the three months ended September 30, 2013 compared to the same period of the prior fiscal year. Adjusted total costs consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, restructuring charges and amortization of purchased technology intangibles. Adjusted total costs during the three months ended September 30, 2013 were consistent with the same period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Stock-based compensation expense increased by $0.1 million primarily due to the incremental expense associated with the August 2013 annual program grant, partially offset by a decrease attributable to certain awards becoming fully vested during the quarter ended June 30, 2013.

Amortization of purchased technology intangibles increased by $0.1 million during the three months ended September 30, 2013 compared to the same period of the prior fiscal year due to the expense associated with assets acquired during the first quarter of fiscal 2013.

Free Cash Flow

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements (b) insurance proceeds and (c) capitalized computer software development costs.

We do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. As a result, we believe that our income statement profitability measures based on GAAP, such as total revenue, gross profit, operating income and net income, should be reviewed in conjunction with free cash flow to measure of our financial performance. Customer collections and, consequently, cash flows from operating activities and free cash flow are primarily driven by license and services billings, rather than the timing of revenue. The introduction of our aspenONE licensing model has not had an adverse impact on cash receipts. Additionally, we also believe that free cash flow is often used by securities analysts, investors and other interested parties in the evaluation of software companies.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented:

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in Thousands)

Net cash provided by operating activities	$25,913	$18,461
Purchase of property, equipment, and leasehold improvements	(915)	(1,800)
Insurance proceeds	—	2,222
Capitalized computer software development costs	(219)	—
Free cash flow (non-GAAP)	$24,779	$18,883

Total free cash flow increased $5.9 million during the three months ended September 30, 2013 as compared to the same period of the prior fiscal year.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable.

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

Subscription and Software Revenue

Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model, including SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; (iv) legacy SMS arrangements; and (v) perpetual arrangements.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS.  We continue to have VSOE for the legacy SMS offering provided in support of these license arrangements and can therefore separate the undelivered elements.  Accordingly, the license fees for perpetual licenses and legacy arrangements continue to be recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements have been met.

Legacy SMS revenue includes revenue from our SMS offering provided in support of perpetual and legacy term license arrangements. Customers typically received SMS for one year and then could elect to renew SMS annually. We continue to have VSOE of fair value for the undelivered SMS component, which is deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement.

We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model. Prior to fiscal 2014, legacy SMS revenue was significant in relation to our total revenue and was classified within services and other revenue in our unaudited consolidated statements of operations. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations. For further information, please refer to the “Revenue Reclassification” section.

Services and Other Revenue

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

In certain circumstances, professional services revenue may be recognized over a longer time period than the period over which the services are performed. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In circumstances in which professional services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed or (ii) the license term. When we provide professional services considered essential to the functionality of the software, we recognize the combined revenue from the sale of the software and related services using the completed contract or percentage-of-completion method.

We have occasionally been required to commit unanticipated additional resources to complete projects, which resulted in losses on those contracts. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated.

Training Revenue

We provide training services to our customers, including on-site, Internet-based and customized training. Revenue is recognized in the period in which the services are performed.

Accounting for Income Taxes and Loss Contingencies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2013 for a discussion of our critical accounting policies and estimates related to accounting for income taxes and loss contingencies.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2013 and 2012:

	Three Months Ended				Increase / (Decrease)
	September 30,				Change
	2013		2012		%
	(Dollars in Thousands, Except Percentages)
Revenue:
Subscription and software	$78,683	89.9%	$63,763	89.2%	23.4%
Services and other	8,882	10.1	7,694	10.8	15.4
Total revenue	87,565	100.0	71,457	100.0	22.5
Cost of revenue:
Subscription and software	4,620	5.3	5,128	7.2	(9.9)
Services and other	7,458	8.5	7,210	10.1	3.4
Total cost of revenue	12,078	13.8	12,338	17.3	(2.1)
Gross profit	75,487	86.2	59,119	82.7	27.7
Operating expenses:
Selling and marketing	22,931	26.2	21,591	30.2	6.2
Research and development	15,834	18.1	15,766	22.1	0.4
General and administrative	11,876	13.6	12,768	17.9	(7.0)
Restructuring charges	(3)	(0.0)	40	0.1	*
Total operating expenses	50,638	57.9	50,165	70.3	0.9
Income from operations	24,849	28.3	8,954	12.4	*
Interest income	387	0.4	1,099	1.5	(64.8)
Interest expense	(18)	(0.0)	(257)	(0.4)	(92.8)
Other income (expense), net	(804)	(0.9)	(277)	(0.4)	*
Income before provision for income taxes	24,414	27.8	9,519	13.1	*
Provision for income taxes	9,415	10.8	5,106	7.1	84.4
Net income	$14,999	$17.0%	$4,413	6.0%	*

* Not meaningful

Revenue

Total revenue increased by $16.1 million during the three months ended September 30, 2013 compared to the corresponding period of the prior fiscal year. The increase was attributable to higher subscription and software revenue of $14.9 million and higher services and other revenue of $1.2 million, respectively.

Subscription and Software Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Subscription and software revenue	$78,683	$63,763	$14,920	23.4%
As a percent of revenue	89.9%	89.2%

The increase in subscription and software revenue during the three months ended September 30, 2013 compared to the corresponding period of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis.

We expect subscription and software revenue to continue to increase as customers transition to our aspenONE licensing model. The transition will not be complete until fiscal 2016 since many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010.

Prior to fiscal 2014, legacy SMS revenue was significant in relation to our total revenue and was classified within services and other revenue in our unaudited consolidated statements of operations. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations. For further information, please refer to the “Revenue Reclassification” section.

Services and Other Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Services and other revenue	$8,882	$7,694	$1,188	15.4%
As a percent of revenue	10.1%	10.8%

Services and other revenue consists primarily of revenue related to professional services and training. The increase in services and other revenue of $1.2 million during the three months ended September 30, 2013 compared to the corresponding period of the prior fiscal year was primarily attributable to higher professional services revenue of $1.4 million, partially offset by lower training revenue of $0.2 million.

The period-over-period increase in professional services revenue of $1.4 million during the three months ended September 30, 2013 was primarily attributable to favorable timing of revenue recognition on certain arrangements previously accounted for under the completed contract method. During the three months ended September 30, 2013, we recognized $0.6 million of professional services revenue on the arrangements accounted for under the completed contract method. By comparison, we deferred the recognition of $0.7 million of revenue on similar arrangements during the corresponding period of the prior fiscal year.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Cost of subscription and software revenue	$4,620	$5,128	$(508)	-9.9%
Gross margin	94.1%	92.0%

The period-over-period decrease in cost of subscription and software revenue during the three months ended September 30, 2013 was primarily attributable to lower compensation and related costs of $0.4 million and other items that totaled $0.1 million, net.

Prior to fiscal 2014, cost of legacy SMS revenue was presented within cost of services and other revenue in our unaudited consolidated statements of operations. Beginning with the first quarter of fiscal 2014, cost of legacy SMS revenue is presented within cost of subscription and software revenue in our unaudited consolidated statements of operations. For further information, please refer to the “Revenue Reclassification” section.

Cost of Services and Other Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Cost of services and other revenue	$7,458	$7,210	$248	3.4%
Gross margin	16.0%	6.3%

Cost of services and other revenue includes the cost of providing professional services and training. The increase in cost of services and other revenue of $0.2 million during the three months ended September 30, 2013 compared to the corresponding period of the prior fiscal year was primarily due to reduced cost deferrals of $0.7 million on projects accounted for under the completed contract method, partially offset by lower cost of professional services revenue of $0.3 million attributable to lower compensation and related costs and other items that totaled $0.2 million, net.

The timing of expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from period to period. We recognized net costs of $0.3 million on a certain large arrangement accounted for under the completed contract method during the three months ended September 30, 2013. By comparison, we deferred costs of $0.4 million on this arrangement during the three months ended September 30, 2012.

Gross margin on services and other revenue increased from 6.3% during the three months ended September 30, 2012 to 16.0% during the corresponding period of the current fiscal year primarily due to higher revenue and the reduction in compensation and related costs on professional services, as noted above.

Selling and Marketing Expense

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Selling and marketing expense	$22,931	$21,591	$1,340	6.2%
As a percent of revenue	26.2%	30.2%

The period-over-period increase in selling and marketing expense during the three months ended September 30, 2013 was primarily the result of higher compensation and related costs of $0.9 million, which includes higher commissions, and higher third-party commissions of $0.4 million.

Research and Development Expense

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Research and development expense	$15,834	$15,766	$68	0.4%
As a percent of revenue	18.1%	22.1%

Research and development expense during the three months ended September 30, 2013 was consistent with the same period of the prior fiscal year.

General and Administrative Expense

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

General and administrative expense	$11,876	$12,768	$(892)	-7.0%
As a percent of revenue	13.6%	17.9%

The period-over-period decrease in general and administrative expense during the three months ended September 30, 2013 was primarily attributable to a reduction in legal costs of $0.8 million.

Interest Income

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Interest income	$387	$1,099	$(712)	-64.8%
As a percent of revenue	0.4%	1.5%

The period-over-period decrease in interest income during the three months ended September 30, 2013 was attributable to the decrease of our installments receivable portfolio. We expect interest income to continue to decrease going forward as our installments receivable balance continues to decrease.

Interest Expense

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Interest expense	$(18)	$(257)	$239	-92.8%
As a percent of revenue	0.0%	(0.4)%

The period-over-period decrease in interest expense during the three months ended September 30, 2013 was attributable to the pay-down of our secured borrowings that were repaid in full during the second quarter of fiscal 2013.

Other Income (Expense), Net

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Other income (expense), net	$(804)	$(277)	$(527)	*
As a percent of revenue	-0.9%	(0.4)%

* Not meaningful

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

During the three months ended September 30,  2013 and 2012, other income (expense), net was comprised of $0.8 million and $0.3 million of net currency losses, respectively.

Provision for Income Taxes

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Provision for income taxes	$9,415	$5,106	$4,309	84.4%
Effective tax rate	38.6%	53.6%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended September 30, 2013 was 38.6% compared to 53.6% for the corresponding period of the prior fiscal year. During the three months ended September 30, 2013 and 2012, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of non-deductible stock-based compensation, partially offset by a U.S. domestic production activity deduction.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of September 30, 2013, our principal sources of liquidity consisted of $108.7 million in cash and cash equivalents and $95.9 million of marketable securities. As of September 30, 2012, our principal sources of liquidity consisted of $163.4 million in cash and cash equivalents.

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

Our cash equivalents of $108.7 million and $149.0 million consist primarily of money market funds as of September 30, 2013 and September 30, 2012, respectively. Our investments in marketable securities of $95.9 million as of September 30, 2013 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from 2 months to 17 months. We had no investments in marketable securities as of September 30, 2012. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended
	September,
	2013	2012
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$25,913	$18,461
Investing activities	(4,570)	(105)
Financing activities	(28,394)	(20,485)
Effect of exchange rates on cash balances	223	250
Decrease in cash and cash equivalents	$(6,828)	$(1,879)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $25.9 million during the three months ended September 30, 2013. This amount resulted from net income of $15.0 million, adjusted for non-cash items of $14.8 million and net sources of cash of $5.2 million due to decreases in operating assets. Partially offsetting these sources of cash were net decreases in operating liabilities of $9.2 million.

Non-cash expenses within net income consisted primarily of $4.4 million for stock-based compensation expense, deferred income tax expense of $8.6 million and $1.2 million of depreciation and amortization.

A net decrease in operating assets contributed $5.2 million to net cash from operating activities. Sources of cash consisted of decreases in installment receivables totaling $3.0 million, decreases in accounts receivable of $1.2 million, decreases in prepaid expenses, prepaid income taxes and other assets totaling $0.9 million and decreases in unbilled services of $0.2 million. Partially offsetting these sources of cash were net decreases in operating liabilities of $9.2 million, which consisted of reductions in accounts payable, accrued expenses and other current liabilities of $9.5 million, partially offset by increases in deferred revenue of $0.3 million.

Investing Activities

During the three months ended September 30, 2013, we used $4.6 million of cash for investing activities. The cash used consisted primarily of $8.0 million for purchases of marketable securities related to a program which we initiated during the third quarter of fiscal 2013 to make direct investments in these assets. Partially offsetting this use of cash was the receipt of $4.5 million from maturities of marketable securities.

Additional uses of cash during the period included $0.9 million related to capital expenditures, primarily for computer hardware and software, and $0.2 million related to capitalized computer software development costs. We do not expect our future investment in capital expenditures to be materially different from recent levels. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the three months ended September 30, 2013, we used $28.4 million of cash for financing activities.  We paid $28.9 million for the repurchase of our common stock and paid withholding taxes of $2.4 million on vested and settled restricted stock units.  Sources of cash in the period included proceeds of $2.9 million from the exercise of employee stock options.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 provides guidance on the financial statement presentation of unrecognized tax benefits when net operating losses, similar tax losses, or tax credit carryforwards exist. ASU No. 2013-11 requires entities to present unrecognized tax benefits as reductions of deferred tax assets for net operating losses, tax credit carryforwards, or similar losses if they are available to settle any additional income tax liabilities as a result of a tax position disallowance under the tax laws of the applicable jurisdiction. Unrecognized tax benefits should be presented as liabilities and should not be combined with deferred tax assets if net operating losses, tax credit carryforwards, or similar losses are not available to settle any additional income tax liabilities as a result of the tax position disallowance, and the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose.

ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. Early adoption of ASU No. 2013-11 is permitted. We adopted ASU No. 2013-11 during the fourth quarter of fiscal 2013. The adoption of ASU No. 2013-11 did not have a material effect on our financial position, results of operations or cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments, such as forward currency exchange contracts.

Foreign Currency Risk

During the three months ended September 30, 2013 and 2012, 17.1% and 20.4% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three months ended September 30, 2013 and 2012. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended September 31, 2013 and 2012, we recorded $0.8 million and $0.3 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.6 million for the three months ended September 30, 2013 and by approximately $1.3 million for the three months ended September 30, 2012, respectively.

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio and limiting the amount of investments in debt securities of any single issuer. As of September 30, 2013, our debt securities are short-to intermediate-term investments with maturities ranging from 2 to 17 months.

Our analysis of our investment portfolio and interest rates at September 30, 2013 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.7 million in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates. At September 30, 2012, our investment portfolio consisted of money market instruments which were included in cash and cash equivalents on our Consolidated Balance Sheets.

Item 4.         Controls and Procedures

a)             Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)             Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2013, no changes were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2013, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2013 Annual Report on Form 10-K remains current in material respects, with the exception of the revised risk factors below.

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, regulatory and other risks of foreign operations.

As of September 30, 2013, we operated in 28 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three months ended September 30, 2013 and 2012. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

During the three months ended September 30, 2013 and 2012, 17.1% and 20.4% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three months ended September 30, 2013 and 2012, we did not enter into, and were not a party to, any derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2013 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 to 31, 2013	285,251	$31.50	285,251
August 1 to 31, 2013	297,531	$33.46	297,531
September 1 to 30, 2013	287,065	$34.70	287,065
Total	869,847	$33.17	869,847	$105,455,764

(1)   On April 23, 2013, our Board of Directors approved a share repurchase program for up to $150 million worth of our common stock. This share repurchase program replaced the program previously approved by the Board of Directors on October 24, 2012. Our previous program had a value of up to $100 million and was terminated on April 23, 2013.

(2)         As of September 30, 2013, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 7,131,623 shares.

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

Aspen Technology, Inc.

Date: October 29, 2013	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2013	By:	/s/ MARK P. SULLIVAN
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