Form 10-Q
period 2013-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2014-01-30
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of January 23, 2014, there were 92,504,829 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

AspenOne is one of our registered trademarks. All other trade names, including Premier Plus, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2014” refers to the year ended June 30, 2014).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$88,924	$69,037	$167,607	$132,800
Services and other	9,845	8,272	18,727	15,966
Total revenue	98,769	77,309	186,334	148,766
Cost of revenue:
Subscription and software	5,022	5,118	9,642	10,246
Services and other	7,421	7,255	14,879	14,465
Total cost of revenue	12,443	12,373	24,521	24,711
Gross profit	86,326	64,936	161,813	124,055
Operating expenses:
Selling and marketing	24,178	23,303	47,109	44,894
Research and development	15,016	15,039	30,850	30,805
General and administrative	11,013	11,671	22,889	24,439
Restructuring charges	7	(6)	4	34
Total operating expenses	50,214	50,007	100,852	100,172
Income from operations	36,112	14,929	60,961	23,883
Interest income	307	955	694	2,054
Interest expense	(8)	(116)	(26)	(373)
Other income (expense), net	(531)	(57)	(1,335)	(334)
Income before provision for income taxes	35,880	15,711	60,294	25,230
Provision for income taxes	12,617	5,774	22,032	10,880
Net income	$23,263	$9,937	$38,262	$14,350
Net income per common share:
Basic	$0.25	$0.11	$0.41	$0.15
Diluted	$0.25	$0.10	$0.41	$0.15
Weighted average shares outstanding:
Basic	92,839	93,512	93,124	93,470
Diluted	93,816	95,463	94,137	95,541

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Dollars in Thousands)

Net income	$23,263	$9,937	$38,262	$14,350
Other comprehensive income (loss):
Net unrealized gains on available for sale securities, net of tax effects of $6 and $47 for the three and six months ended December 31, 2013	11	—	88	—
Foreign currency translation adjustments	(3)	(361)	1,333	607
Total other comprehensive income (loss)	8	(361)	1,421	607
Comprehensive income	$23,271	$9,576	$39,683	$14,957

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2013	2013
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$137,477	$132,432
Short-term marketable securities	81,173	57,015
Accounts receivable, net	30,043	36,988
Current portion of installments receivable, net	5,617	13,769
Unbilled services	782	1,965
Prepaid expenses and other current assets	9,422	9,665
Prepaid income taxes	273	288
Current deferred tax assets	26,422	33,229
Total current assets	291,209	285,351
Long-term marketable securities	17,057	35,353
Non-current installments receivable, net	992	963
Property, equipment and leasehold improvements, net	7,123	7,829
Computer software development costs, net	1,733	1,742
Goodwill	19,199	19,132
Non-current deferred tax assets	15,130	25,250
Other non-current assets	6,468	7,128
Total assets	$358,911	$382,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,133	$846
Accrued expenses and other current liabilities	29,042	34,421
Income taxes payable	1,767	1,697
Current deferred revenue	181,072	178,341
Current deferred tax liabilities	156	156
Total current liabilities	213,170	215,461
Non-current deferred revenue	43,695	53,012
Other non-current liabilities	11,571	12,377
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized— 3,636 shares as of December 31, 2013 and June 30, 2013 Issued and outstanding— none as of December 31, 2013 and June 30, 2013	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 100,549,498 shares at December 31, 2013 and 99,945,545 shares at June 30, 2013 Outstanding— 92,617,481 shares at December 31, 2013 and 93,683,769 shares at June 30, 2013	10,055	9,995
Additional paid-in capital	583,523	575,770
Accumulated deficit	(311,555)	(349,817)
Accumulated other comprehensive income	8,684	7,263
Treasury stock, at cost—7,932,017 shares of common stock at December 31, 2013 and 6,261,776 shares of common stock at June 30, 2013	(200,232)	(141,313)
Total stockholders’ equity	90,475	101,898
Total liabilities and stockholders’ equity	$358,911	$382,748

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$38,262	$14,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,479	2,687
Net foreign currency loss (gain)	1,079	(304)
Stock-based compensation	7,538	7,768
Deferred income taxes	16,791	9,858
Provision for bad debts	786	162
Excess tax benefits from stock-based compensation	(83)	—
Other non-cash operating activities	896	28
Changes in assets and liabilities:
Accounts receivable	6,494	(7,957)
Unbilled services	1,171	606
Prepaid expenses, prepaid income taxes, and other assets	1,536	5,905
Installment receivables	8,345	25,101
Accounts payable, accrued expenses, and other liabilities	(5,568)	(8,503)
Deferred revenue	(7,470)	4,439
Net cash provided by operating activities	72,256	54,140
Cash flows from investing activities:
Purchase of marketable securities	(18,992)	—
Maturities of marketable securities	12,424	—
Purchase of property, equipment and leasehold improvements	(1,724)	(2,567)
Insurance proceeds	—	2,222
Purchase of technology intangibles	—	(527)
Capitalized computer software development costs	(504)	(435)
Net cash used in investing activities	(8,796)	(1,307)
Cash flows from financing activities:
Exercise of stock options	4,430	9,120
Repayments of secured borrowings	—	(11,010)
Repurchases of common stock	(58,919)	(36,852)
Payment of tax withholding obligations related to restricted stock	(4,237)	(4,288)
Excess tax benefits from stock-based compensation	83	—
Net cash used in financing activities	(58,643)	(43,030)
Effect of exchange rate changes on cash and cash equivalents	228	179
Increase in cash and cash equivalents	5,045	9,982
Cash and cash equivalents, beginning of period	132,432	165,242
Cash and cash equivalents, end of period	$137,477	$175,224

Supplemental disclosure of cash flow information:
Income tax paid, net	$5,045	$1,812
Interest paid	26	373

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2013, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

Delivery of our product—Software and the corresponding access keys are generally delivered to customers electronically or via disk media with standard shipping terms of FOB Origin. Our software license agreements do not contain conditions for acceptance.

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

Subscription and Software Revenue

Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model, including Premier Plus SMS; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; (iv) legacy SMS arrangements; and (v) perpetual arrangements.

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

Revenue Reclassification

Prior to fiscal 2014, legacy SMS revenue was classified within services and other revenue in our consolidated statements of operations. Cost of legacy SMS revenue was included within cost of services and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations. We reclassified legacy SMS revenue into subscription and software revenue in our unaudited consolidated statements of operations based on the following rationale:

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

The following table summarizes the impact of revenue and cost of revenue reclassifications for the three and six months ended December 31, 2013 and 2012:

	Classification in Unaudited Consolidated Statements of Operations for the Three and Six Months Ended December 31,		Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012	2013	2012
			(Dollars in Thousands)

Legacy SMS revenue	Subscription and software	Services and other	$7,765	$9,580	$15,211	$19,263

Cost of Legacy SMS revenue	Subscription and software	Services and other	$1,445	$2,018	$2,726	$3,956

Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations.

The following tables summarize the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented unaudited consolidated statements of operations for the three and six months ended December 31, 2012:

	Impact on Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$9,580	$9,580
Subscription and software	59,457	—	59,457
	$59,457	$9,580	$69,037
Services and other revenue:
Legacy SMS	$—	$(9,580)	$(9,580)
Professional services, training and other	17,852	—	17,852
	$17,852	$(9,580)	$8,272

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$2,018	$2,018
Cost of subscription and software revenue	3,100	—	3,100
	$3,100	$2,018	$5,118
Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(2,018)	$(2,018)
Cost of professional services, training and other revenue	9,273	—	9,273
	$9,273	$(2,018)	$7,255

	Impact on Unaudited Consolidated Statements of Operations for the Six Months Ended December 31, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$19,263	$19,263
Subscription and software	113,537	—	113,537
	$113,537	$19,263	$132,800
Services and other revenue:
Legacy SMS	$—	$(19,263)	$(19,263)
Professional services, training and other	35,229	—	35,229
	$35,229	$(19,263)	$15,966

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$3,956	$3,956
Cost of subscription and software revenue	6,290	—	6,290
	$6,290	$3,956	$10,246
Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(3,956)	$(3,956)
Cost of professional services, training and other revenue	18,421	—	18,421
	$18,421	$(3,956)	$14,465

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

(c)  Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into consideration the customer’s credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are classified as current and non-current in our unaudited consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our unaudited consolidated balance sheets. As a result, we did not have any past due installments receivable as of December 31, 2013.

Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population of receivables and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, customers’ credit rating and past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. Our specific reserve represented 98% and 96% of our total installments receivable allowance for doubtful accounts at December 31, 2013 and June 30, 2013, respectively. In instances when an installment receivable that is reserved for ages into a trade account receivable, the related reserve is transferred to our trade accounts receivable allowance.

We write-off receivables when they are considered uncollectable based on our judgment. In instances when we write-off specific customers’ trade accounts receivable, we also write off any related current and non-current installments receivable balances.

As of December 31, 2013, our gross current and non-current installments receivable of $5.9 million and $1.1 million are presented net of unamortized discounts of $0.1 million each and net of allowance for doubtful accounts of $0.2 million and less than $0.1 million, respectively.

As of June 30, 2013, our gross current and non-current installments receivable of $14.4 million and $1.1 million are presented net of unamortized discounts of $0.6 million and $0.1 million and net of allowance for doubtful accounts of $0.1 million each, respectively.

Provisions for bad debts, receivables write offs, transfers to allowance for doubtful accounts related to trade accounts receivable and recoveries of receivables previously written off were not significant during the three and six months ended December 31, 2013 and fiscal 2013, respectively. Our allowance for doubtful accounts for current and non-current installments receivable was $0.2 million and less than $0.1 million as of June 30, 2012.

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

(e)          Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency losses were $0.5 million and $1.3 million during the three and six months ended December 31, 2013, and $0.1 million and $0.4 million during the three and six months ended December 31, 2012, respectively.

(f)            Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of December 31, 2013 and June 30, 2013:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
December 31, 2013:
U.S. corporate bonds	$81,173	$81,127	$53	$(7)
Total short-term marketable securities	$81,173	$81,127	$53	$(7)

U.S. corporate bonds	$17,057	$17,048	$16	$(7)
Total long-term marketable securities	$17,057	$17,048	$16	$(7)

June 30, 2013:
U.S. corporate bonds	$57,015	$57,046	$8	$(39)
Total short-term marketable securities	$57,015	$57,046	$8	$(39)

U.S. corporate bonds	$35,353	$35,402	$—	$(49)
Total long-term marketable securities	$35,353	$35,402	$—	$(49)

Our marketable securities are classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on investments are recognized in earnings as incurred. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from January 2014 through September 2015.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of its amortized cost basis. If we believe that other-than-temporary decline in fair value has occurred, we write down investments to fair value and recognize credit losses in earnings and other impairment losses in accumulated other comprehensive income. During the three and six months ended December 31, 2013, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the periods then ended. Unrealized losses are attributable to changes in interest rates.

4. Goodwill

During the first quarter of fiscal 2014, we re-aligned our reporting units to reflect our revised operating and reportable segment structure (refer to Note 12). As a result of this re-alignment, we reassigned the carrying amount of goodwill of $15.4 million to our subscription and software reporting unit.

The changes in the carrying amount of goodwill by reporting unit for the six months ended December 31, 2013 are as follows:

	Reporting Unit
Asset Class	Subscription and software	Services	Total
	(Dollars in Thousands)

Balance as of June 30, 2013
Goodwill	$84,701	$5,102	$89,803
Accumulated impairment losses	(65,569)	(5,102)	(70,671)
	$19,132	$—	$19,132

Effect of currency translation	67	—	67

Balance as of December 31, 2013
Goodwill	$84,768	$5,102	$89,870
Accumulated impairment losses	(65,569)	(5,102)	(70,671)
	$19,199	$—	$19,199

We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level. We first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine based on this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step requires us to determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is measured based upon the implied fair value of goodwill at the valuation date.

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2013, and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

5.  Income Taxes

The effective tax rate for the periods presented is primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended December 31, 2013 was 35.2% as compared to 36.8% for the corresponding period of the prior fiscal year. Our effective tax rate for the six months ended December 31, 2013 was 36.5% as compared to 43.1% for the corresponding period of the prior fiscal year. During the three and six months ended December 31, 2013 and 2012, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, including non-deductible stock-based compensation expense, partially offset by a U.S. domestic production activity deduction in fiscal 2014. There was no such deduction in fiscal 2013. Our effective tax rate for the three and six months ended December 31, 2013 and 2012 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

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

Cash equivalents of $106.3 million and $117.0 million as of December 31, 2013 and June 30, 2013, respectively, are reported at fair value utilizing Level 1 inputs. Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $98.2 million and $92.4 million as of December 31, 2013 and June 30, 2013, are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

7.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of December 31, 2013 and June 30, 2013. Refer to Note 2(c) for a summary of our installments receivable balances.

	Gross	Allowance	Net
	(Dollars in Thousands)
December 31, 2013:
Accounts Receivable	$32,407	$2,364	$30,043
	$32,407	$2,364	$30,043

June 30, 2013:
Accounts Receivable	$38,603	$1,615	$36,988
	$38,603	$1,615	$36,988

As of December 31, 2013, one customer’s receivable balance represented approximately 13% of our total receivables.

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	December 31, 2013	June 30, 2013
	(Dollars in Thousands)

Royalties and outside commissions	$4,369	$4,312
Payroll and payroll-related	15,201	18,702
Other	9,472	11,407
Total accrued expenses and other current liabilities	$29,042	$34,421

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	December 31, 2013	June 30, 2013
	(Dollars in Thousands)

Deferred rent	$578	$862
Other*	10,993	11,515
Total other non-current liabilities	$11,571	$12,377

*                                         Other is comprised primarily of our reserve for uncertain tax liabilities of $10.0 million and $10.4 million as of December 31, 2013 and June 30, 2013, respectively.

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

The weighted average estimated fair value of option awards granted during the three months ended December 31, 2013 and 2012 was $10.86 and $9.83, respectively. The weighted average estimated fair value of option awards granted during the six months ended December 31, 2013 and 2012 was $11.33 and $9.76, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	December 31,
	2013	2012
Risk-free interest rate	1.3%	0.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.8
Expected volatility factor	39.3%	48.9%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$327	$316	$628	$659
Selling and marketing	710	972	1,821	1,949
Research and development	889	742	1,745	1,483
General and administrative	1,225	1,423	3,344	3,677
Total stock-based compensation	$3,151	$3,453	$7,538	$7,768

A summary of stock option and RSU activity under all equity plans for the six months ended December 31, 2013 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	1,852,118	$14.68			1,030,839	$17.69
Granted	338,413	32.61			398,679	32.61
Settled (RSUs)	—	—			(337,374)	17.97
Exercised	(383,585)	11.55			—	—
Cancelled / Forfeited	(178,444)	18.95			(202,221)	19.48
Outstanding at December 31, 2013	1,628,502	$18.67	7.09	$37,664	889,923	$23.87

Vested and exercisable at December 31, 2013	857,705	$14.48	5.93	$23,431	—	—

Vested and expected to vest as of December 31, 2013	1,495,621	$18.28	6.79	$35,174	744,965	$23.93

The weighted average grant-date fair value of RSUs granted during the three and six months ended December 30, 2013 was $38.10 and $32.61, respectively, and during the three and six months ended December 31, 2012 was $25.84 and $23.40, respectively. During the three months ended December 31, 2013 and 2012, the total fair value of shares vested from RSU grants was $5.0 million and $6.8 million, respectively, and during the six months ended December 31, 2013 and 2012 was $12.2 million and $13.1 million, respectively.

At December 31, 2013, the total future unrecognized compensation cost related to stock options and RSUs was $5.9 million and $18.3 million, respectively, and is expected to be recorded over a weighted average period of 2.6 years and 2.8 years, respectively.

The total intrinsic value of options exercised during the three months ended December 31, 2013 and 2012 was $2.7 million and $12.5 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2013 and 2012 was $9.2 million and $23.2 million, respectively. We received $4.4 million and $9.1 million in cash proceeds from option exercises during the six months ended December 31, 2013 and 2012, respectively.  We paid $4.2 million and $4.3 million for withholding taxes on vested RSUs during the six months ended December 31, 2013 and 2012, respectively.

At December 31, 2013, common stock reserved for future issuance or settlement under equity compensation plans was 7.1 million shares.

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

We repurchased 1,670,241 shares of our common stock for $58.9 million during the six months ended December 31, 2013. We repurchased 3,064,151 shares of our common stock for $84.7 million during fiscal 2013. As of December 31, 2013, the remaining dollar value under the stock repurchase program approved on April 23, 2013 was $75.5 million.

Accumulated Other Comprehensive Income

As of December 31, 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $8.6 million and net unrealized gains on available for sale securities of less than $0.1 million. As of June 30, 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $7.3 million and net unrealized losses on available for sale securities of ($0.1) million.

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

For the three and six months ended December 30, 2013 and 2012, certain employee equity awards were anti-dilutive based on the treasury stock method. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$23,263	$9,937	$38,262	$14,350

Weighted average shares outstanding	92,839	93,512	93,124	93,470

Dilutive impact from:
Share-based payment awards	977	1,951	1,013	2,071
Dilutive weighted average shares outstanding	93,816	95,463	94,137	95,541

Income per share
Basic	$0.25	$0.11	$0.41	$0.15
Dilutive	$0.25	$0.10	$0.41	$0.15

The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Shares in Thousands)

Employee equity awards	312	472	652	1,034

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

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters as of December 31, 2013 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at December 31, 2013 and June 30, 2013, and are not material to our financial position for the periods then ended.

As of December 31, 2013 we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above.

12.  Segment Information

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2013
Segment revenue	$88,924	$9,845	$98,769
Segment expenses (1)	(44,216)	(7,421)	(51,637)
Segment profit	$44,708	$2,424	$47,132
Three Months Ended December 31, 2012
Segment revenue	$69,037	$8,272	$77,309
Segment expenses (1)	(43,460)	(7,255)	(50,715)
Segment profit	$25,577	$1,017	$26,594

Six Months Ended December 31, 2013
Segment revenue	$167,607	$18,727	$186,334
Segment expenses (1)	(87,601)	(14,879)	(102,480)
Segment profit	$80,006	$3,848	$83,854

Six Months Ended December 31, 2012
Segment revenue	$132,800	$15,966	$148,766
Segment expenses (1)	(85,945)	(14,465)	(100,410)
Segment profit	$46,855	$1,501	$48,356

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

Reconciliation to Income Before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Dollars in Thousands)

Total segment profit for reportable segments	$47,132	$26,594	$83,854	$48,356
General and administrative	(11,013)	(11,671)	(22,889)	(24,439)
Restructuring charges	(7)	6	(4)	(34)
Other income (expense), net	(531)	(57)	(1,335)	(334)
Interest income (net)	299	839	668	1,681
Income before income taxes	$35,880	$15,711	$60,294	$25,230

13. Subsequent Event

In January 2014, we entered into a lease agreement for office space in Bedford, Massachusetts. The initial term of the lease with respect to 105,874 square feet of office space will commence on November 1, 2014 and on February 1, 2015 with respect to additional 36,799 square feet of space.  The initial term of the lease will expire approximately ten years and five months following the term commencement date.  Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each.

Under the lease, we will have total non-cancelable lease obligations of approximately $35.6 million. Base annual rent with respect to the leased premises will range between approximately $1.9 million and $3.9 million over the term of the lease in addition to our proportionate share of operating expenses and real estate taxes.

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

As of December 31, 2013, a significant percentage of our active license agreements has been transitioned to our aspenONE licensing model. In the foreseeable future, we anticipate that a significant portion of our remaining legacy term license arrangements will transition to the aspenONE licensing model as existing license agreements reach the end of their respective original terms. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

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

(iv)                              legacy SMS arrangements; and

(v)                                 perpetual arrangements.

Revenue Reclassification

Prior to fiscal 2014, legacy SMS revenue was classified within services and other revenue in our consolidated statements of operations. Cost of legacy SMS revenue was included within cost of services and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations.  We reclassified legacy SMS revenue into subscription and software revenue in our unaudited consolidated statements of operations based on the following rationale:

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

The following table summarizes the impact of revenue and cost of revenue reclassifications for the three and six months ended December 31, 2013 and 2012:

	Classification in Unaudited Consolidated Statements of Operations for the Three and Six Months Ended December 31,		Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012	2013	2012
			(Dollars in Thousands)

Legacy SMS revenue	Subscription and software	Services and other	$7,765	$9,580	$15,211	$19,263

Cost of Legacy SMS revenue	Subscription and software	Services and other	$1,445	$2,018	$2,726	$3,956

Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations.

The following tables summarize the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented unaudited consolidated statement of operations for the three and six months ended December 31, 2012:

	Impact on Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$9,580	$9,580
Subscription and software	59,457	—	59,457
	$59,457	$9,580	$69,037
Services and other revenue:
Legacy SMS	$—	$(9,580)	$(9,580)
Professional services, training and other	17,852	—	17,852
	$17,852	$(9,580)	$8,272

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$2,018	$2,018
Cost of subscription and software revenue	3,100	—	3,100
	$3,100	$2,018	$5,118
Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(2,018)	$(2,018)
Cost of professional services, training and other revenue	9,273	—	9,273
	$9,273	$(2,018)	$7,255

	Impact on Unaudited Consolidated Statements of Operations for the Six Months Ended December 31, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$19,263	$19,263
Subscription and software	113,537	—	113,537
	$113,537	$19,263	$132,800
Services and other revenue:
Legacy SMS	$—	$(19,263)	$(19,263)
Professional services, training and other	35,229	—	35,229
	$35,229	$(19,263)	$15,966

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$3,956	$3,956
Cost of subscription and software revenue	6,290	—	6,290
	$6,290	$3,956	$10,246
Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(3,956)	$(3,956)
Cost of professional services, training and other revenue	18,421	—	18,421
	$18,421	$(3,956)	$14,465

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

Interest Expense.  During the first half of fiscal 2013, interest expense consisted primarily of charges related to our secured borrowings which were repaid in full during the second quarter of fiscal 2013. Interest expense is comprised of miscellaneous interest charges during the first half of fiscal 2014.

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

Key Business Metrics

Background

The changes to our licensing model in fiscal 2010 resulted in a reduction in our product-related revenue for each period starting with fiscal 2010, as compared to the fiscal years preceding our licensing model changes. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. As a result, we believe that a number of our performance indicators based on GAAP, including revenue, gross profit, operating income and net income, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize the following non-GAAP and other key business metrics to track our business performance as we continue transitioning to our aspenONE licensing model:

•     Total term contract value

•     Annual spend

•     Adjusted total costs

•     Free cash flow

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

We estimate that TLCV grew by approximately 3.0% during the second quarter of fiscal 2014, from $1.69 billion at September 30, 2013 to $1.75 billion at December 31, 2013, and by approximately 5.6% during the first half of fiscal 2014, from $1.65 billion at June 30, 2013. We estimate that TCV grew by approximately 3.3% during the second quarter of fiscal 2014, from $1.98 billion at September 30, 2013 to $2.05 billion at December 31, 2013, and by approximately 6.2% during the first half of fiscal 2014, from $1.93 billion at June 30, 2013. The growth was attributable primarily to an increase in the number of tokens or products sold.

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

We estimate that annual spend grew by approximately 2.9% during the second quarter of fiscal 2014, from $346.2 million at September 30, 2013 to $356.1 million at December 31, 2013, and by approximately 5.4% during the first half of fiscal 2014, from $337.9 million at June 30, 2013. The growth was attributable primarily to an increase in the number of tokens or products sold.

Adjusted Total Costs

We use a non-GAAP measure of adjusted total costs, which excludes certain non-cash and non-recurring expenses, to supplement our presentation of total cost of revenue and total operating costs presented on a GAAP basis. Management believes that this financial measure is useful to investors because it approximates the cash operating costs of the business. The presentation of adjusted total costs is not meant to be considered as an alternative to total cost of revenue and total operating costs as a measure of our total costs.

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, restructuring charges, and amortization of purchased technology intangibles, for the indicated periods:

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Total cost of revenue	$12,443	$12,373	$70	0.6%	$24,521	$24,711	$(190)	(0.8)%
Total operating expenses	50,214	50,007	207	0.4	100,852	100,172	680	0.7
Total expenses	62,657	62,380	277	0.4	125,373	124,883	490	0.4
Less:
Stock-based compensation	(3,151)	(3,453)	302	(8.8)	(7,538)	(7,768)	230	(3.0)
Restructuring charges	(7)	6	(13)	*	(4)	(34)	30	*
Amortization of purchased technology intangibles	(224)	(199)	(25)	12.6	(473)	(302)	(171)	56.6
Adjusted total costs (non-GAAP)	$59,275	$58,734	$541	0.9%	$117,358	$116,779	$579	0.5%

* Not meaningful

Comparison of the Three Months Ended December 31, 2013 and 2012

Total expenses increased by $0.3 million during the three months ended December 31, 2013 as compared to the same period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, restructuring charges and amortization of purchased technology intangibles. Adjusted total costs increased by $0.5 million during the three months ended December 31, 2013 as compared to the same period of the prior fiscal year. The period-over-period increase was primarily attributable to higher bad debt expense of $0.7 million, lower cost deferrals of $0.6 million on professional service projects accounted for under the completed contract method and higher compensation costs of $0.2 million, inclusive of commissions. The increases were partially offset by lower legal and accounting costs of $1.0 million.

The decrease of $0.3 million in stock-based compensation expense was primarily attributable to award forfeitures resulting from terminations that occurred during the three months ended December 31, 2013, partially offset by the incremental expense associated with the August 2013 annual program grant, which had a higher valuation than awards vested in previous periods.

Comparison of the Six Months Ended December 31, 2013 and 2012

Total expenses increased by $0.5 million during the six months ended December 31, 2013 as compared to the same period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs increased by $0.6 million during the six months ended December 31, 2013 as compared to the same period of the prior fiscal year. The period-over-period increase was primarily attributable to lower cost deferrals of $1.3 million on professional service projects accounted for under the completed contract method, higher bad debt expense of $0.6 million, higher compensation costs of $0.7 million, inclusive of commissions, and higher other general operating costs of $0.3 million. The increases were partially offset by lower legal and accounting costs of $2.3 million.

Stock-based compensation expense decrease of $0.2 million was primarily attributable to award forfeitures resulting from terminations that occurred during the three months ended December 31, 2013, partially offset by the incremental expense associated with the August 2013 annual program grant, which had a higher valuation than awards vested in previous periods.

Free Cash Flow

We use a non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and it is useful as a basis for comparing our performance with that of our competitors. The presentation of free cash flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented:

	Six Months Ended
	December 31,
	2013	2012
	(Dollars in Thousands)

Net cash provided by operating activities	$72,256	$54,140
Purchase of property, equipment, and leasehold improvements	(1,724)	(2,567)
Insurance proceeds	—	2,222
Capitalized computer software development costs	(504)	(435)
Free cash flow (non-GAAP)	$70,028	$53,360

Total free cash flow increased $16.7 million during the six months ended December 31, 2013 as compared to the same period of the prior fiscal year.

We have realized steadily improving free cash flow due to growth of our portfolio of term license contracts as well as from the renewal of customer contracts on an installment basis that were previously paid upfront.  Over the past few years we have reduced the incentive for customers to pay upfront by reducing the discount rate used to calculate the upfront payment. We expect our free cash flow to increase as our portfolio of term license contracts grows.

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

Delivery of our product—Software and the corresponding access keys are generally delivered to customers electronically or via disk media with standard shipping terms of FOB Origin. Our software license agreements do not contain conditions for acceptance.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2013 and 2012

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Increase / (Decrease)	Six Months Ended		Increase / (Decrease)
	December 31,		Change	December 31,		Change
	2013	2012	%	2013	2012	%
	(Dollars in Thousands, Except Percentages)
Revenue:
Subscription and software	$88,924	$69,037	28.8%	$167,607	$132,800	26.2%
Services and other	9,845	8,272	19.0	18,727	15,966	17.3
Total revenue	98,769	77,309	27.8	186,334	148,766	25.3
Cost of revenue:
Subscription and software	5,022	5,118	(1.9)	9,642	10,246	(5.9)
Services and other	7,421	7,255	2.3	14,879	14,465	2.9
Total cost of revenue	12,443	12,373	0.6	24,521	24,711	(0.8)
Gross profit	86,326	64,936	32.9	161,813	124,055	30.4
Operating expenses:
Selling and marketing	24,178	23,303	3.8	47,109	44,894	4.9
Research and development	15,016	15,039	(0.2)	30,850	30,805	0.1
General and administrative	11,013	11,671	(5.6)	22,889	24,439	(6.3)
Restructuring charges	7	(6)	*	4	34	(88.2)
Total operating expenses	50,214	50,007	0.4	100,852	100,172	0.7
Income from operations	36,112	14,929	*	60,961	23,883	*
Interest income	307	955	(67.8)	694	2,054	(66.2)
Interest expense	(8)	(116)	(93.1)	(26)	(373)	(93.0)
Other income (expense), net	(531)	(57)	*	(1,335)	(334)	*
Income before provision for income taxes	35,880	15,711	*	60,294	25,230	*
Provision for income taxes	12,617	5,774	118.5	22,032	10,880	102.5
Net income	$23,263	$9,937	* %	$38,262	$14,350	* %

* Not meaningful

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue:
Subscription and software	90.0%	89.3%	89.9%	89.3%
Services and other	10.0	10.7	10.1	10.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	5.1	6.6	5.2	6.9
Services and other	7.5	9.4	8.0	9.7
Total cost of revenue	12.6	16.0	13.2	16.6
Gross profit	87.4	84.0	86.8	83.4
Operating expenses:
Selling and marketing	24.4	30.1	25.2	30.2
Research and development	15.2	19.5	16.6	20.7
General and administrative	11.2	15.1	12.3	16.4
Restructuring charges	—	—	—	—
Total operating expenses	50.8	64.7	54.1	67.3
Income from operations	36.6	19.3	32.7	16.1
Interest income	0.2	1.2	0.4	1.4
Interest expense	—	(0.1)	—	(0.3)
Other (expense) income, net	(0.5)	(0.1)	(0.7)	(0.2)
Income before provision for income taxes	36.3	20.3	32.4	17.0
Provision for income taxes	12.7	7.4	11.9	7.4
Net income	23.6%	12.9%	20.5%	9.6%

Revenue

Total revenue during the three and six months ended December 31, 2013 increased by $21.5 million and $37.6 million as compared to the corresponding period of the prior fiscal year. The increase was attributable to higher subscription and software revenue of $19.9 million and $34.8 million and higher services and other revenue of $1.6 million and $2.8 million, respectively.

Subscription and Software Revenue

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Subscription and software revenue	$88,924	$69,037	$19,887	28.8%	$167,607	$132,800	$34,807	26.2%
As a percent of revenue	90.0%	89.3%			89.9%	89.3%

The increase in subscription and software revenue during the three and six months ended December 31, 2013 as compared to the corresponding periods of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis.

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

Services and Other Revenue

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Services and other revenue	$9,845	$8,272	$1,573	19.0%	$18,727	$15,966	$2,761	17.3%
As a percent of revenue	10.0%	10.7%			10.1%	10.7%

Services and other revenue consists primarily of revenue related to professional services and training.

The increase in services and other revenue of $1.6 million during the three months ended December 31, 2013 as compared to the corresponding period of the prior fiscal year was primarily attributable to higher professional services revenue of $1.3 million and higher training revenue of $0.3 million, respectively.

The period-over-period increase in professional services revenue of $1.3 million during the three months ended December 31, 2013 was primarily attributable to the timing of revenue recognition on certain arrangements accounted for under the completed contract method. During the three months ended December 31, 2013, we recognized $0.6 million of professional services revenue on the arrangements accounted for under the completed contract method. By comparison, we deferred the recognition of $0.5 million of revenue on similar arrangements during the corresponding periods of the prior fiscal year.

The increase in services and other revenue of $2.8 million during the six months ended December 31, 2013 as compared to the corresponding period of the prior fiscal year was primarily attributable to higher professional services revenue of $2.7 million and higher training revenue of $0.1 million, respectively.

The period-over-period increase in professional services revenue of $2.7 million during the six months ended December 31, 2013 was primarily attributable to the timing of revenue recognition on certain arrangements accounted for under the completed contract method. During the six months ended December 31, 2013, we recognized $1.2 million of professional services revenue on the arrangements accounted for under the completed contract method. By comparison, we deferred the recognition of $1.2 million of revenue on similar arrangements during the corresponding periods of the prior fiscal year.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Cost of subscription and software revenue	$5,022	$5,118	$(96)	-1.9%	9,642	$10,246	$(604)	-5.9%
Gross margin	94.4%	92.6%			94.2%	92.3%

Cost of subscription and software revenue during the three months ended December 31, 2013 was consistent with the same period of the prior fiscal year.

The period-over-period decrease of $0.6 million in cost of subscription and software revenue during the six months ended December 31, 2013 was primarily attributable to lower compensation and related costs.

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

Cost of Services and Other Revenue

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Cost of services and other revenue	$7,421	$7,255	$166	2.3%	$14,879	$14,465	$414	2.9%
Gross margin	24.6%	12.3%			20.5%	9.4%

Cost of services and other revenue includes the cost of providing professional services and training.

Cost of services and other revenue during the three months ended December 31, 2013 was consistent with the same period of the prior fiscal year.

The timing of expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from period to period. We recognized net costs of $0.2 million and $0.5 million on a certain large arrangement accounted for under the completed contract method during the three and six months ended December 31, 2013. By comparison, we deferred costs of $0.5 million and $0.8 million on this arrangement during the three and six months ended December 31, 2012.

The increase in cost of services and other revenue of $0.4 million during the six months ended December 31, 2013 as compared to the corresponding period of the prior fiscal year was primarily due to lower cost deferrals of $1.3 million on professional service projects accounted for under the completed contract method. These increases were partially offset by lower cost of professional services revenue of $0.9 million due to lower compensation and other operating costs.

Gross margin on services and other revenue increased from 12.3% during the three months ended December 31, 2012 to 24.6% during the corresponding period of the current fiscal year primarily due to higher revenue, lower compensation and other operating costs on professional services and the impact of cost deferrals related to the timing of expense recognition on professional service arrangements, as noted above.

Gross margin on services and other revenue increased from 9.4% during the six months ended December 31, 2012 to 20.5% during the corresponding period of the current fiscal year primarily due to higher revenue, lower compensation and other operating costs on professional services and the impact of cost deferrals related to the timing of expense recognition on professional service arrangements, as noted above.

Selling and Marketing Expense

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Selling and marketing expense	$24,178	$23,303	$875	3.8%	$47,109	$44,894	$2,215	4.9%
As a percent of revenue	24.4%	30.1%			25.2%	30.2%

The period-over-period increase in selling and marketing expense of $0.9 million during the three months ended December 31, 2013 was primarily the result of higher compensation and related costs of $0.8 million, inclusive of commissions.

The period-over-period increase in selling and marketing expense of $2.2 million during the six months ended December 31, 2013 was primarily the result of higher compensation and related costs of $1.7 million, inclusive of commissions.

Research and Development Expense

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Research and development expense	$15,016	$15,039	$(23)	-0.2%	$30,850	$30,805	$45	0.1%
As a percent of revenue	15.2%	19.5%			16.6%	20.7%

Research and development expense during the three and six months ended December 31, 2013 was consistent with the same periods of the prior fiscal year.

General and Administrative Expense

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

General and administrative expense	$11,013	$11,671	$(658)	-5.6%	$22,889	$24,439	$(1,550)	-6.3%
As a percent of revenue	11.2%	15.1%			12.3%	16.4%

The period-over-period decrease in general and administrative expense of $0.7 million during the three months ended December 31, 2013 was primarily attributable to lower legal and accounting costs of $1.0 million and lower compensation and related costs of $0.4 million, partially offset by higher bad debt expense of $0.7 million.

The period-over-period decrease in general and administrative expense of $1.6 million during the six months ended December 31, 2013 was primarily attributable to lower legal and accounting costs of $2.2 million, partially offset by higher bad debt expense of $0.6 million.

Interest Income

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Interest income	$307	$955	$(648)	-67.8%	$694	$2,054	$(1,360)	-66.2%
As a percent of revenue	0.2%	1.2%			0.4%	1.4%

The period-over-period decrease in interest income during the three and six months ended December 31, 2013 was attributable to the decrease of our installments receivable portfolio. We expect interest income to continue to decrease going forward as our installments receivable balance continues to decrease.

Interest Expense

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Interest expense	$(8)	$(116)	$108	-93.1%	$(26)	$(373)	$347	-93.0%
As a percent of revenue	0.0%	-0.1%			0.0%	-0.3%

The period-over-period decrease in interest expense during the three and six months ended December 31, 2013 was attributable to the pay-down of our secured borrowings that were repaid in full during the second quarter of fiscal 2013.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Other income (expense), net	$(531)	$(57)	$(474)	*	$(1,335)	$(334)	$(1,001)	*
As a percent of revenue	-0.5%	-0.1%			-0.7%	-0.2%

* Not meaningful

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

During the three months ended December 31, 2013 and 2012, other income (expense), net was comprised of $0.5 million and $0.1 million of net currency losses, respectively. During the six months ended December 31, 2013 and 2012, other income (expense), net was comprised of $1.3 million and $0.4 million of net currency losses, respectively.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	December 31,		Period-to-Period Change		December 31,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands, Except Percentages)

Provision for income taxes	$12,617	$5,774	$6,843	*	$22,032	$10,880	$11,152	*
Effective tax rate	35.2%	36.8%			36.5%	43.1%

* Not meaningful

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended December 31, 2013 was 35.2% as compared to 36.8% for the corresponding period of the prior fiscal year. Our effective tax rate for the six months ended December 31, 2013 was 36.5% as compared to 43.1% for the corresponding period of the prior fiscal year. During the three and six months ended December 31, 2013 and 2012, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of non-deductible stock-based compensation, partially offset by a U.S. domestic production activity deduction.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of December 31, 2013, our principal sources of liquidity consisted of $137.5 million in cash and cash equivalents and $98.2 million of marketable securities. As of December 31, 2012, our principal sources of liquidity consisted of $175.2 million in cash and cash equivalents.

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

Our cash equivalents of $106.3 million and $175.2 million consist primarily of money market funds as of December 31, 2013 and December 31, 2012, respectively. Our investments in marketable securities of $98.2 million as of December 31, 2013 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than one month to 21 months. We had no investments in marketable securities as of December 31, 2012. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended
	December,
	2013	2012
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$72,256	$54,140
Investing activities	(8,796)	(1,307)
Financing activities	(58,643)	(43,030)
Effect of exchange rates on cash balances	228	179
Decrease in cash and cash equivalents	$5,045	$9,982

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $72.3 million during the six months ended December 31, 2013. This amount resulted from net income of $38.3 million, adjusted for non-cash items of $29.5 million and net sources of cash of $17.5 million due to decreases in operating assets. Partially offsetting these sources of cash were net decreases in operating liabilities of $13.0 million.

Non-cash expenses within net income consisted primarily of $7.5 million for stock-based compensation expense, deferred income tax expense of $16.8 million and $2.5 million of depreciation and amortization.

A net decrease in operating assets contributed $17.5 million to net cash from operating activities. Sources of cash consisted of decreases in installment receivables totaling $8.3 million, decreases in accounts receivable of $6.5 million, decreases in prepaid expenses, prepaid income taxes and other assets totaling $1.5 million and decreases in unbilled services of $1.2 million. Partially offsetting these sources of cash were net decreases in operating liabilities of $13.0 million, which consisted of reductions in accounts payable, accrued expenses and other current liabilities of $5.6 million and decreases in deferred revenue of $7.5 million.

Investing Activities

During the six months ended December 31, 2013, we used $8.8 million of cash for investing activities. The cash used consisted primarily of $19.0 million for purchases of marketable securities related to a program which we initiated during the third quarter of fiscal 2013 to make direct investments in these assets. Partially offsetting this use of cash was the receipt of $12.4 million from maturities of marketable securities.

Additional uses of cash during the period included $1.7 million related to capital expenditures, primarily for computer hardware and software, and $0.5 million related to capitalized computer software development costs. We do not expect our future investment in capital expenditures to be materially different from recent levels. We are not currently a party to any material purchase contracts related to future capital expenditures.

Financing Activities

During the six months ended December 31, 2013, we used $58.6 million of cash for financing activities.  We paid $58.9 million for the repurchase of our common stock and paid withholding taxes of $4.2 million on vested and settled restricted stock units.  Sources of cash in the period included proceeds of $4.4 million from the exercise of employee stock options.

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

Foreign Currency Risk

During the three months ended December 31, 2013 and 2012, 15.4% and 19.5% of our total revenue was denominated in a currency other than the U.S. dollar. During the six months ended December 31, 2013 and 2012, 16.2% and 19.7% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and six months ended December 31, 2013 and 2012. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended December 31, 2013 and 2012, we recorded $0.5 million and $0.1 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.4 million for three months ended December 31, 2013 and 2012 in each period, respectively.

During the six months ended December 31, 2013 and 2012, we recorded $1.3 million and $0.4 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $3.0 million for the six months ended December 31, 2013 and by approximately $2.5 million for the six months ended December 31, 2012, respectively.

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio and limiting the amount of investments in debt securities of any single issuer. As of December 31, 2013, our debt securities are short-to intermediate-term investments with maturities ranging from less than one month to 21 months.

Our analysis of our investment portfolio and interest rates at December 31, 2013 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.6 million in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates. At December 31, 2012, our investment portfolio consisted of money market instruments which were included in cash and cash equivalents on our Consolidated Balance Sheets.

Item 4.   Controls and Procedures

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three months ended December 31, 2013, no changes were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

As of December 31, 2013, we operated in 29 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three and six months ended December 31, 2013 and 2012. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

During the three months ended December 31, 2013 and 2012, 15.4% and 19.5% of our total revenue was denominated in a currency other than the U.S. dollar. During the six months ended December 31, 2013 and December 31, 2012, 16.2% and 19.7% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and six months ended December 31, 2013 and 2012, we did not enter into, and were not a party to, any derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2013 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 to 31, 2013	326,184	$35.08	326,184
November 1 to 30, 2013	260,595	$38.20	260,595
December 1 to 31, 2013	213,615	$40.35	213,615
Total	800,394	$37.66	800,394	$75,455,772

(1)         On April 23, 2013, our Board of Directors approved a share repurchase program for up to $150 million worth of our common stock. This share repurchase program replaced the program previously approved by the Board of Directors on October 24, 2012. Our previous program had a value of up to $100 million and was terminated on April 23, 2013.

(2)         As of December 31, 2013, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 7,932,017 shares.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

Item 5.   Other Information.

In January 2014 we entered into a lease agreement with RAR2-Crosby Corporate Center QRS, Inc. for office space in Bedford, Massachusetts. The initial term of the lease (a) commences on November 1, 2014 with respect to 105,874 square feet of office space at 20 and 28 Crosby Drive in Bedford and on February 1, 2015 with respect to 36,799 square feet at 22 Crosby Drive in Bedford and (b) expires on March 31, 2025. We may extend the lease for two successive terms of five years each.

We have non-cancelable obligations under the lease totaling $35.6 million. We will incur base annual rent with respect to the leased premises ranging from $1.9 million to $3.9 million over the term of the lease and also will be required to pay our proportionate share of certain operating expenses and real estate taxes.

Item 6.   Exhibits.

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1	Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts	X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

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

Aspen Technology, Inc.

Date: January 30, 2014	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2014	By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1	Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts	X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

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