Form 10-Q
period 2014-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2014-04-29
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-24786

ASPEN TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2739697
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

200 Wheeler Road
Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

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

As of April 22, 2014, there were 92,071,575 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$91,309	$69,994	$258,916	$202,794
Services and other	12,278	9,363	31,005	25,329
Total revenue	103,587	79,357	289,921	228,123
Cost of revenue:
Subscription and software	5,332	4,998	14,974	15,244
Services and other	9,956	7,651	24,835	22,116
Total cost of revenue	15,288	12,649	39,809	37,360
Gross profit	88,299	66,708	250,112	190,763
Operating expenses:
Selling and marketing	24,267	22,958	71,376	67,852
Research and development	21,791	15,772	52,641	46,577
General and administrative	10,858	11,685	33,747	36,124
Restructuring charges	(19)	(41)	(15)	(7)
Total operating expenses	56,897	50,374	157,749	150,546
Income from operations	31,402	16,334	92,363	40,217
Interest income	275	807	969	2,861
Interest expense	(6)	(12)	(32)	(385)
Other income (expense), net	(472)	(18)	(1,807)	(352)
Income before provision for income taxes	31,199	17,111	91,493	42,341
Provision for income taxes	10,356	6,598	32,388	17,478
Net income	$20,843	$10,513	$59,105	$24,863
Net income per common share:
Basic	$0.23	$0.11	$0.64	$0.27
Diluted	$0.22	$0.11	$0.63	$0.26
Weighted average shares outstanding:
Basic	92,414	93,730	92,891	93,556
Diluted	93,365	95,400	93,951	95,475

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in Thousands)

Net income	$20,843	$10,513	$59,105	$24,863
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax effects of $5 and ($42) for the three and nine months ended March 31, 2014, and $10 for each of the three and nine months ended March 31, 2013	(10)	(19)	78	(19)
Foreign currency translation adjustments	(70)	(932)	1,263	(325)
Total other comprehensive income (loss)	(80)	(951)	1,341	(344)
Comprehensive income	$20,763	$9,562	$60,446	$24,519

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2014	2013
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$181,483	$132,432
Short-term marketable securities	75,357	57,015
Accounts receivable, net	31,031	36,988
Current portion of installments receivable, net	2,243	13,769
Unbilled services	1,282	1,965
Prepaid expenses and other current assets	8,477	9,665
Prepaid income taxes	323	288
Current deferred tax assets	18,224	33,229
Total current assets	318,420	285,351
Long-term marketable securities	18,092	35,353
Non-current installments receivable, net	850	963
Property, equipment and leasehold improvements, net	7,167	7,829
Computer software development costs, net	1,536	1,742
Goodwill	18,869	19,132
Non-current deferred tax assets	13,821	25,250
Other non-current assets	4,275	7,128
Total assets	$383,030	$382,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,116	$846
Accrued expenses and other current liabilities	31,605	34,421
Income taxes payable	2,319	1,697
Current deferred revenue	207,303	178,341
Current deferred tax liabilities	156	156
Total current liabilities	242,499	215,461
Non-current deferred revenue	42,337	53,012
Other non-current liabilities	11,991	12,377
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of March 31, 2014 and June 30, 2013 Issued and outstanding— none as of March 31, 2014 and June 30, 2013	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 100,862,392 shares at March 31, 2014 and 99,945,545 shares at June 30, 2013 Outstanding— 92,254,182 shares at March 31, 2014 and 93,683,769 shares at June 30, 2013	10,086	9,995
Additional paid-in capital	588,458	575,770
Accumulated deficit	(290,712)	(349,817)
Accumulated other comprehensive income	8,603	7,263
Treasury stock, at cost—8,608,210 shares of common stock at March 31, 2014 and 6,261,776 shares of common stock at June 30, 2013	(230,232)	(141,313)
Total stockholders’ equity	86,203	101,898
Total liabilities and stockholders’ equity	$383,030	$382,748

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$59,105	$24,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,855	4,114
Net foreign currency loss (gain)	1,444	(667)
Stock-based compensation	11,102	11,295
Deferred income taxes	25,827	15,668
Provision for bad debts	1,144	31
Excess tax benefits from stock-based compensation	(137)	—
Other non-cash operating activities	1,358	365
Changes in assets and liabilities:
Accounts receivable	5,066	2,395
Unbilled services	667	(645)
Prepaid expenses, prepaid income taxes, and other assets	4,327	4,888
Installments receivable	11,933	32,365
Accounts payable, accrued expenses, and other liabilities	(1,111)	(11,186)
Deferred revenue	17,309	29,138
Net cash provided by operating activities	141,889	112,624
Cash flows from investing activities:
Purchase of marketable securities	(35,542)	(75,713)
Maturities of marketable securities	33,362	—
Purchase of property, equipment and leasehold improvements	(2,630)	(3,018)
Insurance proceeds	—	2,222
Purchase of technology intangibles	(400)	(902)
Capitalized computer software development costs	(601)	(593)
Net cash used in investing activities	(5,811)	(78,004)
Cash flows from financing activities:
Exercise of stock options	7,475	15,430
Repayments of secured borrowings	—	(11,010)
Repurchases of common stock	(88,919)	(59,251)
Payment of tax withholding obligations related to restricted stock	(5,935)	(5,758)
Excess tax benefits from stock-based compensation	137	—
Net cash used in financing activities	(87,242)	(60,589)
Effect of exchange rate changes on cash and cash equivalents	215	(231)
Increase (decrease) in cash and cash equivalents	49,051	(26,200)
Cash and cash equivalents, beginning of period	132,432	165,242
Cash and cash equivalents, end of period	$181,483	$139,042

Supplemental disclosure of cash flow information:
Income taxes paid, net	$5,717	$2,692
Interest paid	32	385

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2013, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

The following table summarizes the impact of revenue and cost of revenue reclassifications for the three and nine months ended March 31, 2014 and 2013:

	Classification in Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31,		Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013	2014	2013
			(Dollars in Thousands)

Legacy SMS revenue	Subscription and software	Services and other	$8,633	$9,095	$23,844	$28,358

Cost of Legacy SMS revenue	Subscription and software	Services and other	$1,595	$1,769	$4,321	$5,725

Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations.

The following tables summarize the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented unaudited consolidated statements of operations for the three and nine months ended March 31, 2013:

	Impact on Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2013
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$9,095	$9,095
Subscription and software	60,899	—	60,899
	$60,899	$9,095	$69,994
Services and other revenue:
Legacy SMS	$—	$(9,095)	$(9,095)
Professional services, training and other	18,458	—	18,458
	$18,458	$(9,095)	$9,363

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$1,769	$1,769
Cost of subscription and software revenue	3,229	—	3,229
	$3,229	$1,769	$4,998
Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(1,769)	$(1,769)
Cost of professional services, training and other revenue	9,420	—	9,420
	$9,420	$(1,769)	$7,651

	Impact on Unaudited Consolidated Statements of Operations for the Nine Months Ended March 31, 2013
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$28,358	$28,358
Subscription and software	174,436	—	174,436
	$174,436	$28,358	$202,794
Services and other revenue:
Legacy SMS	$—	$(28,358)	$(28,358)
Professional services, training and other	53,687	—	53,687
	$53,687	$(28,358)	$25,329

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$5,725	$5,725
Cost of subscription and software revenue	9,519	—	9,519
	$9,519	$5,725	$15,244
Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(5,725)	$(5,725)
Cost of professional services, training and other revenue	27,841	—	27,841
	$27,841	$(5,725)	$22,116

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

(c)  Installments Receivable

Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into consideration the customer’s credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are classified as current and non-current in our unaudited consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our unaudited consolidated balance sheets. As a result, we did not have any past due installments receivable as of March 31, 2014.

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

As of March 31, 2014, our gross current and non-current installments receivable of $2.3 million and $0.9 million, respectively, are presented net of unamortized discounts of less than $0.1 million each and net of allowance for doubtful accounts of less than $0.1 million for current installments receivable. There was no allowance for doubtful accounts for non-current installments receivable as of March 31, 2014.

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

(e)          Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency losses were $0.5 million and $1.8 million during the three and nine months ended March 31, 2014, and less than $0.1 million and $0.4 million during the three and nine months ended March 31, 2013, respectively.

(f)            Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial

Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of March 31, 2014 and June 30, 2013:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
March 31, 2014:
U.S. corporate bonds	$75,357	$75,322	$41	$(6)
Total short-term marketable securities	$75,357	$75,322	$41	$(6)

U.S. corporate bonds	$18,092	$18,088	$12	$(8)
Total long-term marketable securities	$18,092	$18,088	$12	$(8)

June 30, 2013:
U.S. corporate bonds	$57,015	$57,046	$8	$(39)
Total short-term marketable securities	$57,015	$57,046	$8	$(39)

U.S. corporate bonds	$35,353	$35,402	$—	$(49)
Total long-term marketable securities	$35,353	$35,402	$—	$(49)

Our marketable securities are classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on investments are recognized in earnings as incurred. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from April 2014 through March 2016.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of its amortized cost basis. If we believe that other-than-temporary decline in fair value has occurred, we write down investments to fair value and recognize credit losses in earnings and other impairment losses in accumulated other comprehensive income. As of March 31, 2014 and 2013, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the three and nine months ended March 31, 2014 and 2013, respectively. Unrealized losses are attributable to changes in interest rates.

4. Goodwill

During the first quarter of fiscal 2014, we re-aligned our reporting units to reflect our revised operating and reportable segment structure (refer to Note 12). As a result of this re-alignment, we reassigned the carrying amount of goodwill of $15.4 million to our subscription and software reporting unit.

The changes in the carrying amount of goodwill by reporting unit for the nine months ended March 31, 2014 are as follows:

	Reporting Unit
Asset Class	Subscription and software	Services	Total
	(Dollars in Thousands)

Balance as of June 30, 2013
Goodwill	$84,701	$5,102	$89,803
Accumulated impairment losses	(65,569)	(5,102)	(70,671)
	$19,132	$—	$19,132

Effect of currency translation	(263)	—	(263)

Balance as of March 31, 2014
Goodwill	$84,438	$5,102	$89,540
Accumulated impairment losses	(65,569)	(5,102)	(70,671)
	$18,869	$—	$18,869

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2013, and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three and nine months ended March 31, 2014.

5.   Income Taxes

The effective tax rate for the periods presented is primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended March 31, 2014 was 33.2% as compared to 38.6% for the corresponding period of the prior fiscal year. Our effective tax rate for the nine months ended March 31, 2014 was 35.4% as compared to 41.3% for the corresponding period of the prior fiscal year. During the three and nine months ended March 31, 2014 and 2013, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, predominately a U.S. domestic production activity deduction slightly offset by non-deductible stock-based compensation expense. We did not qualify for a U.S. domestic production activity deduction in fiscal 2013 as a result of cumulative losses generated in the U.S. during prior periods and carried forward into fiscal 2013. Our effective tax rate for the three and nine months ended March 31, 2014 and 2013 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

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

Cash equivalents of $151.3 million and $117.0 million as of March 31, 2014 and June 30, 2013, respectively, are reported at fair value utilizing Level 1 inputs. Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $93.4 million and $92.4 million as of March 31, 2014 and June 30, 2013, respectively, are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

7.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of March 31, 2014 and June 30, 2013. Refer to Note 2(c) for a summary of our installments receivable balances.

	Gross	Allowance	Net
	(Dollars in Thousands)
March 31, 2014:
Accounts receivable	$33,891	$2,860	$31,031
	$33,891	$2,860	$31,031

June 30, 2013:
Accounts receivable	$38,603	$1,615	$36,988
	$38,603	$1,615	$36,988

As of March 31, 2014, one customer’s receivable balance represented approximately 11% of our total receivables.

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	March 31, 2014	June 30, 2013
	(Dollars in Thousands)

Royalties and outside commissions	$3,950	$4,312
Payroll and payroll-related	17,025	18,702
Other	10,630	11,407
Total accrued expenses and other current liabilities	$31,605	$34,421

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	March 31, 2014	June 30, 2013
	(Dollars in Thousands)

Deferred rent	$459	$862
Other*	11,532	11,515
Total other non-current liabilities	$11,991	$12,377

*                                         Other is comprised primarily of our reserve for uncertain tax liabilities of $9.5 million and $10.4 million as of March 31, 2014 and June 30, 2013, respectively.

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

The weighted average estimated fair value of option awards granted during the three months ended March 31, 2014 was $17.09. There were no awards granted during the three months ended March 31, 2013. The weighted average estimated fair value of option awards granted during the nine months ended March 31, 2014 and 2013 was $11.55 and $9.76, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended
	March 31,
	2014	2013
Risk-free interest rate	1.3%	0.6%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.8
Expected volatility factor	39.4%	48.9%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$282	$325	$910	$984
Selling and marketing	832	994	2,653	2,943
Research and development	1,523	770	3,267	2,253
General and administrative	927	1,438	4,272	5,115
Total stock-based compensation	$3,564	$3,527	$11,102	$11,295

A summary of stock option and RSU activity under all equity plans for the nine months ended March 31, 2014 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	1,852,118	$14.68		$26,140	1,030,839	$17.69
Granted	351,999	$33.04			414,983	$33.05
Settled (RSUs)	—	—			(451,051)	$18.34
Exercised	(623,494)	$11.99			—
Cancelled / Forfeited	(217,149)	$19.64			(247,004)	$20.17
Outstanding at March 31, 2014	1,363,474	$19.86	7.20	$30,708	747,767	$25.01

Vested and exercisable at March 31, 2014	727,651	$15.66	6.21	$19,429	—

Vested and expected to vest as of March 31, 2014	1,252,853	$19.37	7.09	$28,803	617,435	$24.87

The weighted average grant-date fair value of RSUs granted during the three and nine months ended March 31, 2014 was $43.70 and $33.05, respectively, and during the nine months ended March 31, 2013 was $23.40. There were no RSUs granted during the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, the total fair value of shares vested from RSU grants was $4.8 million and $4.0 million, respectively, and during the nine months ended March 31, 2014 and 2013 was $17.0 million and $17.1 million, respectively.

At March 31, 2014, the total future unrecognized compensation cost related to stock options and RSUs was $4.6 million and $14.4 million, respectively, and is expected to be recorded over a weighted average period of 2.5 years and 2.6 years, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $7.6 million and $22.6 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2014 and 2013 was $16.8 million and $45.8 million, respectively. We received $7.5 million and $15.4 million in cash proceeds from option exercises during the nine months ended March 31, 2014 and 2013, respectively.  We paid $5.9 million and $5.8 million for withholding taxes on vested RSUs during the nine months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, common stock reserved for future issuance or settlement under equity compensation plans was 6.7 million shares.

9.  Stockholders’ Equity

Stock Repurchases

On April 23, 2014, our Board of Directors approved a share repurchase program for up to $200 million worth of our common stock. This share repurchase program replaced the program previously approved by the Board of Directors on April 23, 2013 which was terminated on April 23, 2014 and had a value of up to $150 million and remaining capacity of approximately $37.5 million at that time. The program approved on April 23, 2013 had replaced a repurchase program with a value of up to $100 million which had been approved by the Board of Directors on October 24, 2012. The program approved on October 24, 2012 had replaced a repurchase program with a value of up to $100 million which had been approved by the Board of Directors on November 1, 2011. The timing and amount of any shares repurchased are based on market conditions and other factors.  All share repurchases of our common stock have been recorded as treasury stock under the cost method.

We repurchased 2,346,434 shares of our common stock for $88.9 million during the nine months ended March 31, 2014. We repurchased 3,064,151 shares of our common stock for $84.7 million during fiscal 2013. As of March 31, 2014, the remaining dollar value under the stock repurchase program approved on April 23, 2013 was $45.5 million.

Accumulated Other Comprehensive Income

As of March 31, 2014, accumulated other comprehensive income was comprised of foreign translation adjustments of $8.6 million and net unrealized gains on available for sale securities of less than $0.1 million. As of June 30, 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $7.3 million and net unrealized losses on available for sale securities of ($0.1) million.

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

For the three and nine months ended March 31, 2014 and 2013, certain employee equity awards were anti-dilutive based on the treasury stock method. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$20,843	$10,513	$59,105	$24,863

Weighted average shares outstanding	92,414	93,730	92,891	93,556

Dilutive impact from:
Share-based payment awards	951	1,670	1,060	1,919
Dilutive weighted average shares outstanding	93,365	95,400	93,951	95,475

Income per share
Basic	$0.23	$0.11	$0.64	$0.27
Dilutive	$0.22	$0.11	$0.63	$0.26

The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Shares in Thousands)

Employee equity awards	61	438	325	947

11. Commitments and Contingencies

Operating Leases

In January 2014, we entered into a lease agreement for office space in Bedford, Massachusetts. The initial term of the lease with respect to 105,874 square feet of office space will commence on November 1, 2014 and on February 1, 2015 with respect to an additional 36,799 square feet of space.  The initial term of the lease will expire approximately ten years and five months following the term commencement date.  Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each. Base annual rent will range between approximately $2.2 million and $3.9 million over the term of the lease in addition to our proportionate share of operating expenses and real estate taxes.

Future minimum non-cancelable lease payments under the terms of the lease amount to approximately $35.8 million and are as follows:

Year Ended June 30,	Payments
(Dollars in Thousands)

2015	$947
2016	3,258
2017	3,329
2018	3,400
2019	3,472
Thereafter	21,401
Total	$35,807

Other

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation, including proceedings related to intellectual property rights. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer’s expectations. In March 2014, a judgment was issued in favor of the claimant customer against us in the amount of approximately $2.6 million plus interest and a portion of legal fees. We plan to appeal the judgment.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters, as of March 31, 2014 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at March 31, 2014 and June 30, 2013, and are not material to our financial position for the periods then ended. As of March 31, 2014, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. Also, regardless of the outcome, litigation could have an adverse impact on us because of litigation fees and costs, diversion of management resources and other factors.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2014
Segment revenue	$91,309	$12,278	$103,587
Segment expenses (1)	(51,390)	(9,956)	(61,346)
Segment profit	$39,919	$2,322	$42,241

Three Months Ended March 31, 2013
Segment revenue	$69,994	$9,363	$79,357
Segment expenses (1)	(43,728)	(7,651)	(51,379)
Segment profit	$26,266	$1,712	$27,978

Nine Months Ended March 31, 2014
Segment revenue	$258,916	$31,005	$289,921
Segment expenses (1)	(138,991)	(24,835)	(163,826)
Segment profit	$119,925	$6,170	$126,095

Nine Months Ended March 31, 2013
Segment revenue	$202,794	$25,329	$228,123
Segment expenses (1)	(129,673)	(22,116)	(151,789)
Segment profit	$73,121	$3,213	$76,334

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

Reconciliation to Income Before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in Thousands)

Total segment profit for reportable segments	$42,241	$27,978	$126,095	$76,334
General and administrative	(10,858)	(11,685)	(33,747)	(36,124)
Restructuring charges	19	41	15	7
Other income (expense), net	(472)	(18)	(1,807)	(352)
Interest income (net)	269	795	937	2,476
Income before income taxes	$31,199	$17,111	$91,493	$42,341

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

As of March 31, 2014, a significant percentage of our active license agreements has been transitioned to our aspenONE licensing model. In the foreseeable future, we anticipate that a significant portion of our remaining legacy term license arrangements will transition to the aspenONE licensing model as existing license agreements reach the end of their respective original terms. During this transition period, we may continue to have arrangements where the software element will be recognized upfront, including perpetual licenses, amendments to existing legacy term arrangements, and in limited cases, renewals of existing legacy term arrangements. However, we do not expect revenue related to these sources to be significant in relation to our total revenue.

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

The following table summarizes the impact of revenue and cost of revenue reclassifications for the three and nine months ended March 31, 2014 and 2013:

	Classification in Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31,		Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013	2014	2013
			(Dollars in Thousands)

Legacy SMS revenue	Subscription and software	Services and other	$8,633	$9,095	$23,844	$28,358

Cost of Legacy SMS revenue	Subscription and software	Services and other	$1,595	$1,769	$4,321	$5,725

Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with the first quarter of fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our unaudited consolidated statements of operations.

The following tables summarize the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented unaudited consolidated statement of operations for the three and nine months ended March 31, 2013:

	Impact on Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2013
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$9,095	$9,095
Subscription and software	60,899	—	60,899
	$60,899	$9,095	$69,994
Services and other revenue:
Legacy SMS	$—	$(9,095)	$(9,095)
Professional services, training and other	18,458	—	18,458
	$18,458	$(9,095)	$9,363

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$1,769	$1,769
Cost of subscription and software revenue	3,229	—	3,229
	$3,229	$1,769	$4,998
Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(1,769)	$(1,769)
Cost of professional services, training and other revenue	9,420	—	9,420
	$9,420	$(1,769)	$7,651

	Impact on Unaudited Consolidated Statements of Operations for the Nine Months Ended March 31, 2013
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$28,358	$28,358
Subscription and software	174,436	—	174,436
	$174,436	$28,358	$202,794
Services and other revenue:
Legacy SMS	$—	$(28,358)	$(28,358)
Professional services, training and other	53,687	—	53,687
	$53,687	$(28,358)	$25,329

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$5,725	$5,725
Cost of subscription and software revenue	9,519	—	9,519
	$9,519	$5,725	$15,244
Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(5,725)	$(5,725)
Cost of professional services, training and other revenue	27,841	—	27,841
	$27,841	$(5,725)	$22,116

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

Interest Expense.  During the nine months ended March 31, 2013, interest expense consisted primarily of charges related to our secured borrowings which were repaid in full in fiscal 2013. During the nine months ended March 31, 2014, interest expense is comprised of miscellaneous interest charges.

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

We estimate that TLCV grew by approximately 2.7% during the third quarter of fiscal 2014, from $1.75 billion at December 31, 2013 to $1.79 billion at March 31, 2014, and by approximately 8.5% during the first nine months of fiscal 2014, from $1.65 billion at June 30, 2013. We estimate that TCV grew by approximately 3.0% during the third quarter of fiscal 2014, from $2.05 billion at December 31, 2013 to $2.1 billion at March 31, 2014, and by approximately 9.4% during the first nine months of fiscal 2014, from $1.93 billion at June 30, 2013. The growth was attributable primarily to an increase in the number of tokens or products sold.

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

We estimate that annual spend grew by approximately 3.3% during the third quarter of fiscal 2014, from $356.1 million at December 31, 2013 to $368.0 million at March 31, 2014, and by approximately 8.9% during the first nine months of fiscal 2014, from $337.9 million at June 30, 2013. The growth was attributable primarily to an increase in the number of tokens or products sold.

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

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, non-capitalized acquired technology, restructuring charges, and amortization of purchased technology intangibles, for the indicated periods:

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Total cost of revenue	$15,288	$12,649	$2,639	20.9%	$39,809	$37,360	$2,449	6.6%
Total operating expenses	56,897	50,374	6,523	13.0	157,749	150,546	7,203	4.8
Total expenses	72,185	63,023	9,162	14.5	197,558	187,906	9,652	5.1
Less:
Stock-based compensation	(3,564)	(3,527)	(37)	1.0	(11,102)	(11,295)	193	(1.7)
Non-capitalized acquired technology	(4,856)	—	(4,856)	100.0	(4,856)	—	(4,856)	100.0
Restructuring charges	19	41	(22)	(53.7)	15	7	8	*
Amortization of purchased technology intangibles	(224)	(201)	(23)	11.4	(698)	(503)	(195)	38.8
Adjusted total costs (non-GAAP)	$63,560	$59,336	$4,224	7.1%	$180,917	$176,115	$4,802	2.7%

* Not meaningful

Non-Capitalized Acquired Technology

In the third quarter of fiscal 2014, we acquired certain technology that we plan to modify and enhance prior to release as a commercially available product.  At the time we acquired the technology, the project to develop a commercially available product did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense. We continue to expect that we will develop the acquired technology into a commercially available product.  Since the expensing of the acquired technology is a one-time, non-recurring item, we exclude it in our calculation of adjusted total costs.

Comparison of the Three Months Ended March 31, 2014 and 2013

Total expenses increased by $9.2 million during the three months ended March 31, 2014 as compared to the same period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, non-capitalized acquired technology, restructuring charges and amortization of purchased technology intangibles. Adjusted total costs increased by $4.2 million during the three months ended March 31, 2014 as compared to the same period of the prior fiscal year. The period-over-period increase was primarily attributable to higher cost of revenue of $2.3 million recognized on a professional service project accounted for under the completed contract method, and higher compensation costs of $1.8 million, inclusive of health care costs of $0.6 million, severance costs of $0.6 million and commissions of $0.5 million.

Stock-based compensation expense during the three months ended March 31, 2014 was consistent with the same period of the prior fiscal year.

Comparison of the Nine Months Ended March 31, 2014 and 2013

Total expenses increased by $9.7 million during the nine months ended March 31, 2014 as compared to the same period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs increased by $4.8 million during the nine months ended March 31, 2014 as compared to the same period of the prior fiscal year. The period-over-period increase was primarily attributable to higher cost of revenue of $3.9 million recognized on professional service projects accounted for under the completed contract method, higher commissions of $2.4 million and higher bad debt expense of $0.7 million. These increases were partially offset by lower legal and accounting costs of $2.3 million.

Stock-based compensation expense decrease of $0.2 million was primarily attributable to award forfeitures resulting from terminations that occurred in fiscal 2014 and certain awards reaching the end of their vesting period in fiscal 2013, partially offset by the incremental expense associated with the August 2013 annual program grant.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) insurance proceeds, (c) capitalized computer software development costs and (d) non-capitalized acquired technology.

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

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the periods presented:

	Nine Months Ended
	March 31,
	2014	2013
	(Dollars in Thousands)

Net cash provided by operating activities	$141,889	$112,624
Purchase of property, equipment, and leasehold improvements	(2,630)	(3,018)
Insurance proceeds	—	2,222
Capitalized computer software development costs	(601)	(593)
Non-capitalized acquired technology	3,856	—
Free cash flow (non-GAAP)	$142,514	$111,235

Total free cash flow increased $31.3 million during the nine months ended March 31, 2014 as compared to the same period of the prior fiscal year. In the third quarter of fiscal 2014, we acquired certain technology that we plan to modify and enhance for release as a commercially available product.  At the time we acquired the technology, the project to develop a commercially available product did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as research and development. We continue to expect that we will develop the acquired technology into a commercially available product.  We have excluded the expense of the acquired technology from free cash flow to be consistent with past treatment of other transactions where the acquired assets were capitalized.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2014 and 2013

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Increase / (Decrease)	Nine Months Ended		Increase / (Decrease)
	March 31,		Change	March 31,		Change
	2014	2013	%	2014	2013	%
	(Dollars in Thousands, Except Percentages)
Revenue:
Subscription and software	$91,309	$69,994	30.5%	$258,916	$202,794	27.7%
Services and other	12,278	9,363	31.1	31,005	25,329	22.4
Total revenue	103,587	79,357	30.5	289,921	228,123	27.1
Cost of revenue:
Subscription and software	5,332	4,998	6.7	14,974	15,244	(1.8)
Services and other	9,956	7,651	30.1	24,835	22,116	12.3
Total cost of revenue	15,288	12,649	20.9	39,809	37,360	6.6
Gross profit	88,299	66,708	32.4	250,112	190,763	31.1
Operating expenses:
Selling and marketing	24,267	22,958	5.7	71,376	67,852	5.2
Research and development	21,791	15,772	38.2	52,641	46,577	13.0
General and administrative	10,858	11,685	(7.2)	33,747	36,124	(6.6)
Restructuring charges	(19)	(41)	(53.7)	(15)	(7)	*
Total operating expenses	56,897	50,374	13.0	157,749	150,546	4.8
Income from operations	31,402	16,334	92.3	92,363	40,217	*
Interest income	275	807	(66.0)	969	2,861	(66.1)
Interest expense	(6)	(12)	(50.0)	(32)	(385)	(91.7)
Other income (expense), net	(472)	(18)	*	(1,807)	(352)	*
Income before provision for income taxes	31,199	17,111	82.3	91,493	42,341	*
Provision for income taxes	10,356	6,598	57.0	32,388	17,478	85.3
Net income	$20,843	$10,513	98.3%	$59,105	$24,863	* %

* Not meaningful

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Subscription and software	88.1%	88.2%	89.3%	88.9%
Services and other	11.9	11.8	10.7	11.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	5.2	6.3	5.2	6.7
Services and other	9.6	9.6	8.5	9.7
Total cost of revenue	14.8	15.9	13.7	16.4
Gross profit	85.2	84.1	86.3	83.6
Operating expenses:
Selling and marketing	23.4	28.9	24.6	29.8
Research and development	21.0	19.9	18.2	20.4
General and administrative	10.5	14.7	11.6	15.8
Restructuring charges	—	—	—	—
Total operating expenses	54.9	63.5	54.4	66.0
Income from operations	30.3	20.6	31.9	17.6
Interest income	0.3	1.0	0.3	1.3
Interest expense	—	—	—	(0.2)
Other (expense) income, net	(0.5)	—	(0.6)	(0.1)
Income before provision for income taxes	30.1	21.6	31.6	18.6
Provision for income taxes	10.0	8.4	11.2	7.7
Net income	20.1%	13.2%	20.4%	10.9%

Revenue

Total revenue during the three and nine months ended March 31, 2014 increased by $24.2 million and $61.8 million as compared to the corresponding periods of the prior fiscal year. The increase was attributable to higher subscription and software revenue of $21.3 million and $56.1 million and higher services and other revenue of $2.9 million and $5.7 million, respectively.

Total revenue recognized during the three and nine months ended March 31, 2014 included $7.6 million related to the completion of a significant customer arrangement recognized under completed contract accounting. This amount was recognized as $4.9 million of subscription and software revenue and as $2.7 million of services and other revenue.

Subscription and Software Revenue

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Subscription and software revenue	$91,309	$69,994	$21,315	30.5%	$258,916	$202,794	$56,122	27.7%
As a percent of revenue	88.1%	88.2%			89.3%	88.9%

The increase in subscription and software revenue during the three and nine months ended March 31, 2014 as compared to the corresponding periods of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis combined with revenue recognition on the significant customer arrangement recognized under completed contract accounting, as noted above.

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

Services and Other Revenue

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Services and other revenue	$12,278	$9,363	$2,915	31.1%	$31,005	$25,329	$5,676	22.4%
As a percent of revenue	11.9%	11.8%			10.7%	11.1%

Services and other revenue consists primarily of revenue related to professional services and training.

The increase in services and other revenue of $2.9 million during the three months ended March 31, 2014 as compared to the corresponding period of the prior fiscal year was attributable to higher professional services revenue of $2.4 million and higher training revenue of $0.5 million, respectively.

The period-over-period increase in professional services revenue of $2.4 million during the three months ended March 31, 2014 was primarily attributable to $2.7 million of revenue recognized under completed contract accounting, slightly offset by revenue decreases on other professional service arrangements resulting from the timing of the services delivery.

The increase in services and other revenue of $5.7 million during the nine months ended March 31, 2014 as compared to the corresponding period of the prior fiscal year was attributable to higher professional services revenue of $5.1 million and higher training revenue of $0.6 million, respectively.

The period-over-period increase in professional services revenue of $5.1 million during the nine months ended March 31, 2014 was primarily attributable to the timing of revenue recognition on certain large arrangements. During the nine months ended March 31, 2014, we recognized $2.7 million of previously deferred professional services revenue on the significant customer arrangement recognized under completed contract accounting, as noted above. Additionally, during the nine months ended March 31, 2014, professional services revenue included $1.9 million of revenue recognized on a ratable basis on another large arrangement. By comparison, we deferred revenue of $1.0 million on this arrangement during the corresponding period of the prior fiscal year.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Cost of subscription and software revenue	$5,332	$4,998	$334	6.7%	14,974	$15,244	$(270)	-1.8%
Gross margin	94.2%	92.9%			94.2%	92.5%

Cost of subscription and software revenue during the three and nine months ended March 31, 2014 was consistent with the same period of the prior fiscal year.

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

Cost of Services and Other Revenue

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Cost of services and other revenue	$9,956	$7,651	$2,305	30.1%	$24,835	$22,116	$2,719	12.3%
Gross margin	18.9%	18.3%			19.9%	12.7%

Cost of services and other revenue includes the cost of providing professional services and training.

Cost of services and other revenue increased by $2.3 million and $2.7 million during the three and nine months ended March 31, 2014 as compared to the same periods of the prior fiscal year.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from period to period. We recognized net costs of $2.3 million on the significant customer arrangement recognized under completed contract accounting during the three and nine months ended March 31, 2014, as discussed in the “Revenue” section. By comparison, we deferred costs of $0.1 million and $0.2 million on this arrangement during the corresponding periods of the prior fiscal year.

The increase in cost of services and other revenue of $2.7 million during the nine months ended March 31, 2014 as compared to the corresponding period of the prior fiscal year was primarily attributable to the timing of expense recognition on professional service arrangements, as noted above. These increases were partially offset by lower cost of professional services revenue of $0.9 million due to lower compensation and other operating costs.

Gross margin on services and other revenue during the three months ended March 31, 2014 was consistent with the same period of the prior fiscal year.

Gross margin on services and other revenue increased from 12.7% during the nine months ended March 31, 2013 to 19.9% during the corresponding period of the current fiscal year primarily due to higher revenue, lower compensation and other operating costs on professional services and the impact of cost deferrals related to the timing of expense recognition on professional service arrangements, as noted above.

Selling and Marketing Expense

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	March 31,		Change		March 31		Change
	2014	2013	$ %		2014	2013	$ %
	(Dollars in Thousands, Except Percentages)

Selling and marketing expense	$24,267	$22,958	$1,309	5.7%	$71,376	$67,852	$3,524	5.2%
As a percent of revenue	23.4%	28.9%			24.6%	29.8%

The period-over-period increase in selling and marketing expense of $1.3 million during the three months ended March 31, 2014 was primarily the result of higher commission expense of $0.5 million and severance costs of $0.4 million.

The period-over-period increase in selling and marketing expense of $3.5 million during the nine months ended March 31, 2014 was primarily the result of higher commission expense of $2.4 million, severance costs of $0.7 million and higher third-party commissions of $0.5 million.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Research and development expense	$21,791	$15,772	$6,019	38.2%	$52,641	$46,577	$6,064	13.0%
As a percent of revenue	21.0%	19.9%			18.2%	20.4%

Research and development expenses increased by approximately $6.0 million in the three and nine months ended March 31, 2014 as compared to the same periods of the prior fiscal year primarily as a result of expensing $4.9 million of acquired technology and an increase in stock based compensation. In the third quarter of fiscal 2014, we acquired certain technology that we plan to modify and enhance for release as a commercially available product.  At the time we acquired the technology, the project to develop a commercially available product did not meet the accounting definition of having reached technological feasibility and as such the cost of the acquired technology was expensed as research and development expense. We continue to expect that we will develop the acquired technology into a commercially available product.

General and Administrative Expense

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

General and administrative expense	$10,858	$11,685	$(827)	-7.2%	$33,747	$36,124	$(2,377)	-6.6%
As a percent of revenue	10.5%	14.7%			11.6%	15.8%

The period-over-period decrease in general and administrative expense of $0.8 million during the three months ended March 31, 2014 was primarily attributable to lower stock-based compensation expense of $0.6 million resulting from an increase of forfeitures in the period.

The period-over-period decrease in general and administrative expense of $2.4 million during the nine months ended March 31, 2014 was primarily attributable to lower legal and accounting costs of $2.2 million, lower stock-based compensation expense of $0.9 million resulting from an increase of forfeitures in the period, partially offset by higher bad debt expense of $0.7 million.

Interest Income

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Interest income	$275	$807	$(532)	-65.9%	$969	$2,861	$(1,892)	-66.1%
As a percent of revenue	0.3%	1.0%			0.3%	1.3%

The period-over-period decrease in interest income during the three and nine months ended March 31, 2014 was attributable to the decrease of our installments receivable portfolio. We expect interest income to continue to decrease going forward as our installments receivable balance continues to decrease.

Interest Expense

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Interest expense	$(6)	$(12)	$6	-50.0%	$(32)	$(385)	$353	-91.7%
As a percent of revenue	0.0%	0.0%			0.0%	-0.2%

Interest expense during the three months ended March 31, 2014 was consistent with the same period of the prior fiscal year.

The period-over-period decrease in interest expense during the nine months ended March 31, 2014 was attributable to the pay-down of our secured borrowings that were repaid in full during fiscal 2013.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Other income (expense), net	$(472)	$(18)	$(454)	*	$(1,807)	$(352)	$(1,455)	*
As a percent of revenue	-0.5%	0.0%			-0.6%	-0.1%

* Not meaningful

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

During the three months ended March 31, 2014 and 2013, other income (expense), net was comprised of $0.5 million and less than $0.1 million of net currency losses, respectively. During the nine months ended March 31, 2014 and 2013, other income (expense), net was comprised of $1.8 million and $0.4 million of net currency losses, respectively.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	March 31,		Period-to-Period Change		March 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Provision for income taxes	$10,356	$6,598	$3,758	57.0%	$32,388	$17,478	$14,910	85.3%
Effective tax rate	33.2%	38.6%			35.4%	41.3%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended March 31, 2014 was 33.2% as compared to 38.6% for the corresponding period of the prior fiscal year. Our effective tax rate for the nine months ended March 31, 2014 was 35.4% as compared to 41.3% for the corresponding period of the prior fiscal year. During the three and nine months ended March 31, 2014 and 2013, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, predominately a U.S. domestic production activity deduction slightly offset by non-deductible stock-based compensation expense. We did not qualify for a U.S. domestic production activity deduction in fiscal 2013 as a result of cumulative losses generated in the U.S. during prior periods and carried forward into fiscal 2013.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of March 31, 2014, our principal sources of liquidity consisted of $151.3 million in cash and cash equivalents and $93.4 million of marketable securities. As of March 31, 2013, our principal sources of liquidity consisted of $139.0 million in cash and cash equivalents and $75.1 million of marketable securities.

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

Our cash equivalents of $151.3 million and $139.0 million consist primarily of money market funds as of March 31, 2014 and March 31, 2013, respectively. Our investments in marketable securities of $93.4 million and $75.1 million as of March 31, 2014 and March 31, 2013 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than one month to 23 months. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended
	March,
	2014	2013
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$141,889	$112,624
Investing activities	(5,811)	(78,004)
Financing activities	(87,242)	(60,589)
Effect of exchange rates on cash balances	215	(231)
Increase (decrease) in cash and cash equivalents	$49,051	$(26,200)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $141.9 million during the nine months ended March 31, 2014. This amount resulted from net income of $59.1 million, adjusted for non-cash items of $44.6 million and net sources of cash of $38.2 million due to decreases in operating assets of $22.0 million and increases in operating liabilities of $16.2 million.

Cash flow from operations for the nine months period ended March 31, 2014 was reduced by a $4.9 million expense related to the purchase of non-capitalized acquired technology. Other past acquisitions of technology qualified for capitalization and therefore the cash outflow was shown in the investing section of the consolidated statements of cash flow. See the Adjusted Total Costs, Free Cash Flow and Results of Operations sections of Managements’ Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the non-capitalized acquitted technology transaction.

Non-cash expenses within net income consisted primarily of deferred income tax expense of $25.8 million, stock-based compensation expense of $11.1 million and depreciation and amortization of $3.9 million.

A net decrease in operating assets of $22.0 million and an increase in operating liabilities of $16.2 million contributed $38.2 million to net cash from operating activities. Sources of cash consisted of increases in deferred revenue of $17.3 million, decreases in installments receivable totaling $11.9 million, decreases in accounts receivable of $5.1 million, decreases in prepaid expenses, prepaid income taxes and other assets totaling $4.3 million and decreases in unbilled services of $0.7 million. Partially offsetting these sources of cash were net decreases in accounts payable, accrued expenses and other current liabilities of $1.1 million.

Investing Activities

During the nine months ended March 31, 2014, we used $5.8 million of cash for investing activities. The cash used consisted primarily of $35.5 million for purchases of marketable securities related to a program which we initiated during the third quarter of fiscal 2013 to make direct investments in these assets. Partially offsetting this use of cash was the receipt of $33.4 million from maturities of marketable securities.

Additional uses of cash during the period included $2.6 million related to capital expenditures, primarily for computer hardware and software, $0.6 million related to capitalized computer software development costs and $0.4 million related to the purchase of technology intangibles.

Financing Activities

During the nine months ended March 31, 2014, we used $87.2 million of cash for financing activities.  We paid $88.9 million for the repurchase of our common stock and paid withholding taxes of $5.9 million on vested and settled restricted stock units.  Sources of cash in the period included proceeds of $7.5 million from the exercise of employee stock options.

Contractual Obligations

In January 2014, we entered into a lease agreement for office space in Bedford, Massachusetts. The initial term of the lease with respect to 105,874 square feet of office space will commence on November 1, 2014 and on February 1, 2015 with respect to an additional 36,799 square feet of space.  The initial term of the lease will expire approximately ten years and five months following the term commencement date.  Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each. Base annual rent will range between approximately $2.2 million and $3.9 million over the term of the lease in addition to our proportionate share of operating expenses and real estate taxes.

Future minimum non-cancelable lease payments under the terms of the lease amount to approximately $35.8 million and are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Operating leases	$35,807	$138	$6,558	$6,836	$22,275
	$35,807	$138	$6,558	$6,836	$22,275

The lease has a leasehold improvement allowance of approximately $6.4 million. Any capital expenditures with respect to the leased premises in excess of that amount are expected to be funded from our cash flows from operating activities.

Except for the commitments under the aforementioned lease agreement, we are not currently a party to any other material purchase contracts related to future capital expenditures, and we do not expect our future investment in capital expenditures to be materially different from recent levels.

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

Foreign Currency Risk

During the three months ended March 31, 2014 and 2013, 15.0% and 19.3% of our total revenue was denominated in a currency other than the U.S. dollar. During the nine months ended March 31, 2014 and 2013, 15.8% and 19.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2014 and 2013. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended March 31, 2014 and 2013, we recorded $0.5 million and less than $0.1 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.5 million and $1.3 million for three months ended March 31, 2014 and 2013, respectively.

During the nine months ended March 31, 2014 and 2013, we recorded $1.8 million and $0.4 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $4.5 million and $3.8 million for the nine months ended March 31, 2014 and 2013, respectively.

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio and limiting the amount of investments in debt securities of any single issuer. As of March 31, 2014, our debt securities are short-to intermediate-term investments with maturities ranging from less than one month to 23 months.

Our analysis of our investment portfolio and interest rates indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.6 million and $0.8 million in the fair value of our investment portfolio at March 31, 2014 and 2013, respectively. Fair value of our investment portfolio was determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Item 4.         Controls and Procedures

a)             Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)             Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2014, no changes were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2014, we operated in 29 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three and nine months ended March 31, 2014 and 2013. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

During the three months ended March 31, 2014 and 2013, 15.0% and 19.3% of our total revenue was denominated in a currency other than the U.S. dollar. During the nine months ended March 31, 2014 and 2013, 15.8% and 19.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and nine months ended March 31, 2014 and 2013, we did not enter into, and were not a party to, any derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

We may be subject to significant expenses and damages because of product liability claims.

In the ordinary course of business, we are, from time to time, involved in product liability lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer’s expectations. In March 2014, a judgment issued in favor of the claimant customer against us in the amount of approximately $2.6 million plus interest and a portion of legal fees. We plan to appeal the judgment; however, the results of such appeal, and of product liability or other claims related to our products and services in general, cannot be predicted with certainty, and could materially adversely affect our results of operation, cash flows or financial position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2014 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 to 31, 2014	248,523	$42.01	248,523
February 1 to 28, 2014	205,880	$45.86	205,880
March 1 to 31, 2014	221,790	$45.62	221,790
Total	676,193	$44.37	676,193	$45,455,809

(1)         On April 23, 2013, our Board of Directors approved a share repurchase program for up to $150 million worth of our common stock. This share repurchase program replaced the program previously approved by the Board of Directors on October 24, 2012. Our previous program had a value of up to $100 million and was terminated on April 23, 2013.

(2)         As of March 31, 2014, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 8,608,210 shares.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

On April 23, 2014, our Board of Directors approved a share repurchase program for up to $200 million worth of our common stock. This share repurchase program replaced the program previously approved by the Board of Directors on April 23, 2013 which had a value of up to $150 million and was terminated on April 23, 2014.

Item 6.         Exhibits.

		Filed with	Incorporated by Reference
Exhibit		this Form		Filing Date	Exhibit
Number	Description	10-Q	Form	with SEC	Number

10.1	Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts		10-Q	January 30, 2014	10.1
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
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

Aspen Technology, Inc.

Date: April 29, 2014	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2014	By:	/s/ MARK P. SULLIVAN
Mark P. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Filed with	Incorporated by Reference
Exhibit Number	Description	this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts		10-Q	January 30, 2014	10.1
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
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