Form 10-K
period 2014-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2014-08-13
CIK 929940

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of December 31, 2013, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $3,466,534,401 based on a total of 82,931,445 shares of common stock held by non-affiliates and on a closing price of $41.80 on December 31, 2013 for the common stock as reported on The NASDAQ Global Select Market.

         There were 91,269,545 shares of common stock outstanding as of August 6, 2014.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement related to its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

        Our registered trademarks include aspenONE, Aspen Plus, AspenTech, and HYSYS. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2014" refers to the year ended June 30, 2014).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "potential," "should," "target," or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers' or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. "Item 1. Business," "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Form 10-K, discuss some of the factors that could contribute to these differences. The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. The industry in which we operate is subject to a high degree of uncertainty and risk due to variety of factors, including those described in "Item 1A. Risk Factors." Unless the context indicates otherwise, references in this report to "we", "us", "our" mean Aspen Technology, Inc. and its subsidiaries.

PART I

Item 1.    Business.

Overview

        We are a leading global provider of mission-critical process optimization software solutions designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed specifically for companies in the process industries, including the energy, chemicals, and engineering and construction industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

        Our software incorporates our proprietary mathematical and empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process industries for over 30 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain. We are a recognized market and technology leader in providing process optimization software for each of these business areas.

        We have established sustainable competitive advantages within our industry based on the following strengths:

  •
  Innovative products that can enhance our customers' profitability;

  •
  Long-term customer relationships;

  •
  Large installed base of users of our software; and

  •
  Long-term license contracts with historically high renewal rates.

        We have approximately 2,000 customers globally. Our customers in the process industries include energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

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

Industry Specific Challenges Facing the Process Industries

        Companies in different process industries face specific challenges that are driving the need for software solutions that design, operate and manage manufacturing environments more effectively:

    Energy.    Our energy markets are comprised of three primary sectors: Exploration and Production, also called "upstream," Gas Production and Processing, also called "midstream," and Refining and Marketing, also called "downstream":

      Companies engaged in Exploration and Production explore for and produce hydrocarbons. They target reserves in increasingly diverse geographies involving geological, logistical and political challenges. They need to design and develop ever larger, more complex and more remote production, gathering and processing facilities as quickly as possible with the objective of optimizing production and ensuring regulatory compliance.

      Companies engaged in Gas Production and Processing produce and gather natural gas from well heads, clean it, process it and separate it into dry natural gas and natural gas liquids in preparation for transport to downstream markets. The number of gas processing plants in North America has increased significantly in recent years to process gas extracted from shale deposits.

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

    Chemicals.    The chemicals industry includes both bulk and specialty chemical companies:

      Bulk chemical producers, which manufacture commodity chemicals and who compete primarily on price, are seeking to achieve economies of scale and manage operating margin pressure by building larger, more complex plants located near feedstock sources.

      Specialty chemical manufacturers, which primarily manufacture highly differentiated customer-specific products, face challenges in managing diverse product lines, multiple plants, complex supply chains and product quality.

    Engineering and construction.    Engineering and construction firms compete on a global basis by bidding on and executing on complex, large-scale projects. They need a digital environment in which optimal plant designs can be produced quickly and efficiently, incorporating highly accurate cost estimation technology. In addition, these projects require software that enables significant collaboration internally, with the manufacturer, and in many cases, with other engineering and construction firms.

        Companies in the consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels industries are also seeking process optimization solutions that help them deliver improved financial and operating results in the face of varied process manufacturing challenges.

Increasing Complexity of the Process Industries

        Companies in the process industries constantly face pressure on margins causing them to continually seek ways to operate more efficiently. At the same time, these manufacturers battle growing complexity as a result of the following industry trends:

    Globalization of markets.    Process manufacturers are continuously expanding their operations in order to take advantage of growing demand and more economically viable sources of feedstocks. Process manufacturers must be able to design, build and operate plants efficiently and economically, and they need to economically manage and optimize ever broadening supply chains.

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

    Environmental and safety regulations.    Process companies must comply with an expanding array of data maintenance and reporting requirements under governmental and regulatory mandates, and the global nature of their operations can subject them to numerous regulatory regimes. These companies often face heightened scrutiny and oversight because of environmental, safety and other implications of their products and manufacturing processes. These companies increasingly are relying upon software applications to model potential outcomes, store operating data and develop reporting capabilities.

Market Opportunity

        Technology solutions play a major role in helping companies in the process industries improve their manufacturing productivity. In the 1980s, process manufacturers implemented distributed control systems, or DCS, to automate the management of plant hardware. DCS use computer hardware, communication networks and industrial instruments to measure, record and automatically control process variables. In the 1990s, these manufacturers adopted enterprise resource planning, or ERP, systems to streamline back office functions and interact with DCS. These systems allowed process manufacturers to track, monitor and report the performance of each plant, rather than rely on traditional paper and generic desktop spreadsheets.

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

        Process optimization software addresses the gap between DCS and ERP systems. Process optimization software focuses on the design and optimization of the manufacturing process; how the process is run and the economics of the process. By connecting DCS and ERP systems with intelligent, dynamic applications, process optimization software allows a manufacturer to make better, faster economic decisions. Examples of how process optimization software can optimize a manufacturing environment include incorporating process manufacturing domain knowledge, supporting real-time decision making, and providing the ability to forecast and simulate potential actions. Furthermore, these solutions can optimize the supply chain by helping a manufacturer to understand the operating conditions in each plant, which enables a manufacturer to decide where best to manufacture products.

        Process manufacturers employ highly skilled technical personnel specializing in areas such as process design, equipment design, control engineering, planning, scheduling, and supply chain management. To drive efficiency and improve operating margins, these personnel need to collaborate across functional areas and increasingly rely on software to enable this collaboration as well as automate complex tasks associated with their jobs.

aspenONE Solutions

        We provide integrated process optimization software solutions designed and developed specifically for the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, enabling collaboration among different functions and decreasing working capital requirements. Our aspenONE software applications are organized into two suites, which are centered on our principal business areas of engineering, manufacturing and supply chain:

    aspenONE Engineering.    Our engineering software is used on an engineer's desktop to design new plants, re-design existing plants, and simulate and optimize existing plant processes.

    aspenONE Manufacturing and Supply Chain.    Our manufacturing software is designed to optimize day-to-day processing activities, enabling process manufacturers to make better, more profitable decisions and to improve plant performance. Our supply chain management software is designed to enable process manufacturers to reduce inventory levels, increase asset efficiency, respond rapidly to market demands and optimize supply chain operations.

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

Our Competitive Strengths

        In addition to the breadth and depth of our integrated aspenONE software and the flexibility of our aspenONE licensing model, we believe our key competitive advantages include the following:

    Industry-leading innovation based on substantial process expertise.    Over the past 33 years, our significant investment in research and development has led to a number of major process engineering advances considered to be industry-standard applications. Since our founding, we have built a highly specialized development organization comprised of software engineers and chemical engineers. This approach provides us with substantial process industry expertise, as our developers have critical know-how that allows us to address the specific challenges of our customers.

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

Growth Strategy

        We seek to maintain and extend our position as a leading global provider of process optimization software and related services to the process industries. Our primary growth strategy is to expand organically within our core verticals by leveraging our market leadership position and driving increased usage and product adoption (UPA) of the broad capabilities in our aspenONE offerings. Additionally, we seek opportunistic acquisitions to accelerate our overall growth. To accomplish this, we will pursue the following activities:

    Continue to provide innovative, market-leading solutions.    Our recent innovations include adaptive process control, modeling of solids processes, rundown blending optimization, crude assays characterization using molecular science, electrolyte and biofuel characterizations, and methodologies for carbon management. We intend to continue to invest in research and development in order to develop and offer new and enhanced solutions for our aspenONE suites. We have pioneered a number of industry standard and award-winning software applications. For example, Aspen Plus, our process modeling tool for the chemicals industry, has won the Chemical Processing magazine Readers' Choice Award for "Process Simulation Software" multiple times. We have also been recognized by R&D Magazine for innovation in out of the box modeling capabilities that we developed with the National Institute of Standards and Technology. Additionally, we have been ranked number eleven on Forbes magazine's 2014 list of the World's 100 Most Innovative Growth Companies.

    Further penetrate existing customer base.    We have an installed base of approximately 2,000 customers. Many of our customers only use a fraction of our products. We work with our customers to identify ways in which they can improve their business performance by using the entire licensed suite of aspenONE applications, both at an individual user level and across all of their plant locations. Our customers are segmented based on their size and complexity. Our large complex customers are serviced by our Field Sales organization, while our other customers are serviced by our inside sales Small and Medium Business (SMB) group. Additionally, we regularly enhance our products to make them easier to use and seek to increase productivity of users by offering more integrated workflows.

    Invest in high growth markets.    Companies in the process industries are expanding their operations to take advantage of growing demand in markets such as China, Latin America, the Middle East, and Russia. Additionally, process manufacturers with existing plants in these markets are beginning to recognize the value of upgrading their operations to take advantage of process optimization solutions. We believe we can further extend our presence in these markets by growing our regional operations in these markets. In addition, we will continue to expand our inside sales organization to address new opportunities in the SMB market segment.

    Deploy a comprehensive digital engagement strategy.    We have a broad user base spanning our vertical industries and geographies, and they possess a variety of skills, experience and business needs. In order to reach our user base in an effective, productive and leveraged manner, we utilize digital customer engagement solutions including webinars, digital communities, social media, videos, email and other digital means. We intend to capitalize increasingly on segmentation to ensure we deliver targeted messages intended to address the specific needs of each market, customer and user.

    Pursue selective acquisitions.    As part of our ongoing make-vs-buy analysis, we regularly explore and evaluate acquisitions. We have made several small acquisitions in recent years and believe the opportunity exists to do more.

    Expand our Total Addressable Market.    Our focus on innovation also means introducing product capabilities or new product categories that create value for our customers and therefore expand our Total Addressable Market.

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

        Our software applications are organized into two suites: aspenONE Engineering and aspenONE Manufacturing and Supply Chain. These suites are integrated applications that allow end users to design process manufacturing environments, forecast and simulate potential actions, monitor operational performance, and manage planning and scheduling activities as well as collaborate across these functions and activities. The two suites are designed around core modules and applications that allow customers to design, manage and operate their process manufacturing environments, as shown below:

aspenONE Engineering

Business Area	aspenONE Module	Major Products	Product Description
Engineering	Engineering	Aspen HYSYS	Process modeling software for the design and optimization of hydrocarbon processes
		Aspen Plus	Process modeling software for the design and optimization of chemical processes
		Aspen Economic Evaluation	Economic evaluation software for estimating project capital costs and lifecycle asset economics—from conceptual definition through detailed engineering
		Aspen Exchanger Design and Rating	Software for the design, simulation and rating of various types of heat exchangers
		Aspen Basic Engineering	Process engineering platform for producing front-end design deliverables such as multi-disciplinary datasheets, PFDs, P&IDs, and equipment lists

 aspenONE Manufacturing and Supply Chain

Business Area	aspenONE Module	Major Products	Product Description
Manufacturing	Advanced Process Control	Aspen DMCplus	Multi-variable controller software for maintaining processes at their optimal operating point under changing process conditions
	Manufacturing Execution Systems	Aspen Info Plus.21	Data historian software for storing, visualizing and analyzing large volumes of data to improve production execution and enhance performance management
Supply Chain	Petroleum Supply Chain	Aspen PIMS	Refinery planning software for optimizing feedstock selection, product slate and operational execution
		Aspen Petroleum Scheduler	Refinery scheduling software for scheduling and optimization of refinery operations with integration to refinery planning, blending and dock operations
		Aspen Petroleum Supply Chain Planner	Economic planning software for optimizing the profitability of the petroleum distribution network, including transportation, raw materials, sales demands, and processing facilities
		Aspen Collaborative Demand Manager	Software for forecasting market demand and managing forecast through changes in the business environment by combining historical and real time data
		Aspen Fleet Optimizer	Software for inventory management and truck transportation optimization in secondary petroleum distribution
	Supply Chain Management	Aspen Supply Planner	Software for determining the optimal production plan taking into account labor and equipment, feedstock, inbound /outbound transportation, storage capacity, and other variables
		Aspen Plant Scheduler	Software for generating optimal production schedules to meet total demand

        Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific mission-critical operational business processes in each industry. As of June 30, 2014, we had a total of 459 employees in our products group, which is comprised of product management, software development and quality assurance. Research and development expenses were $68.4 million in fiscal 2014, $62.5 million in fiscal 2013 and $56.2 million in fiscal 2012.

Sales and Marketing

        We employ a value-based sales approach, offering our customers a comprehensive suite of software and services that enhance the efficiency and productivity of their engineering, manufacturing and supply chain operations. We have increasingly focused on positioning our products as a strategic investment and therefore devote an increasing portion of our sales efforts to our customers' senior management, including senior decision makers in manufacturing, operations and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire enterprise and expanding the use of process models in the operations environment. We offer a variety of training programs focused on illustrating the capabilities of our applications as well as online training built into our applications. We have implemented incentive compensation programs for our sales force to reward efforts that increase customer usage of our products. Furthermore, we believe our aspenONE licensing model enables our sales force to develop consultative sales relationships with our customers.

        Historically, most of our license sales have been generated through our direct Field Sales organization. In order to market the specific functionality and other technical features of our software, our account managers work with specialized teams of technical sales personnel and product specialists organized for each sales and marketing effort. Our technical sales personnel typically have degrees in chemical engineering or related disciplines and actively consult with a customer's plant engineers. Product specialists share their detailed knowledge of the specific features of our software solutions as they apply to the unique business processes of different vertical industries. In addition to our direct Field Sales organization, we employ an inside sales team that targets customers in the SMB segment. The SMB organization focuses on opportunities in two segments: Engineering & Construction and Process Manufacturers. We believe that this sales channel is a productive and efficient go-to-market approach for these customers.

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

        We supplement our sales efforts with a variety of marketing initiatives, including industry analyst and public relations activities, campaigns to promote awareness, user group meetings and customer relationship programs. Our broad user base spans multiple verticals and geographies and these users possess a variety of skills, experience and business needs. In order to reach each of them in an effective, productive and leveraged manner we will increasingly capitalize on digital customer engagement solutions. Using webinars, digital communities, social media, videos, email and other digital means, we seek to engage our extensive user base with targeted messages intended to address the specific needs of each market, customer and user.

        Our overall sales force, which consists of sales account managers, technical sales personnel, indirect channel personnel, inside sales personnel, and marketing personnel, consisted of 375 employees as of June 30, 2014.

Software Maintenance and Support, Professional Services and Training

        Software maintenance and support consists primarily of providing customer technical support and access to software fixes and upgrades. Customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website. For license term arrangements entered into subsequent to our transition to a subscription-based licensing model, SMS is included with the license arrangement. For license arrangements that don't include SMS, customers can purchase standalone SMS.

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

        We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer's location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. As of June 30, 2014, we had a total of 295 employees in our customer support, professional services and training groups.

Business Segments

        We have two operating and reportable segments: i) subscription and software and ii) services. The subscription and software segment is engaged in the licensing of process optimization software solutions and associated support services. The services segment includes professional services and training.

        Prior to fiscal 2014, we had three operating and reportable segments: license; SMS, training and other; and professional services. Effective July 1, 2013, we re-aligned our operating and reportable segments into i) subscription and software and ii) services. For additional information on segment realignment, revenues and their operating results, please refer to Note 10 "Segment and Geographic Information" to our consolidated financial statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10-K. Our prior period reportable segment information has been reclassified to reflect the current segment structure and conform to the current period presentation.

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

        Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand their customer relationships by offering process optimization software at a discount. In addition, competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. Furthermore, we face challenges in selling our solutions to large companies in the process industries that have internally developed their own proprietary software solutions.

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

  •
  domain expertise of chemical engineering personnel;

  •
  focus solely on software for the process industries;

  •
  flexibility of our usage-based aspenONE licensing model; and

  •
  consistent global support.

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

        We are subject to ongoing compliance obligations under the FTC consent decree. Under a modification order that became final in August 2009, we are required to continue to provide the ability for users to save input variable case data for Aspen HYSYS and Aspen HYSYS Dynamics software in a standard "portable" format, which will make it easier for users to transfer case data from later versions of the products to earlier versions. We also must provide documentation to Honeywell of the Aspen HYSYS and Aspen HYSYS Dynamics input variables, as well as documentation of the covered heat exchanger products. These requirements will apply to all versions of the covered products released on or before December 31, 2014. In addition, we provided to Honeywell a license to modify and distribute (in object code form) certain versions of our flare system analyzer software.

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

Employees

        As of June 30, 2014, we had a total of 1,344 full-time employees, of whom 766 were located in the United States. None of our employees are represented by a labor union, except for two employees of our subsidiary Hyprotech UK Limited who belong to the Prospect union for professionals. We have experienced no work stoppages and believe that our employee relations are satisfactory.

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

Risks Related to Our Business

If we fail to increase usage and product adoption of our aspenONE offerings, and fail to continue to provide innovative, market-leading solutions, we may be unable to implement our growth strategy successfully, and our business could be seriously harmed.

        The maintenance and extension of our market leadership and our future growth is largely dependent upon our ability to develop new software products that achieve market acceptance with acceptable operating margins, and increase usage and product adoption of our aspenONE offerings. Our strategy is to further penetrate our existing customer base, invest in high-growth markets, deploy a comprehensive digital engagement strategy, pursue selective acquisitions and expand our Total Addressable Market. Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. Our business and operating results could suffer if we cannot successfully execute our strategy and drive usage and product adoption.

        We have implemented a product strategy that unifies our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific process industry segments. We cannot ensure that our product strategy will result in products that will continue to meet market needs and achieve significant usage and product adoption. If we fail to increase usage and product adoption or fail to develop or acquire new software products that meet the demands of our customers or our target markets, our operating results and cash flows from operations will grow at a slower rate than we anticipate and our financial condition could suffer.

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

  •
  our inability to release enhanced versions of our aspenONE suites on a timely basis; and

  •
  adverse changes in the process industries or otherwise that lead to reductions, postponements or cancellations of customer purchases of our products and services, or delays in the execution of license agreement renewals in the same quarter in which the original agreements expire.

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

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States.

        As of June 30, 2014, we operated in 31 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

        Customers outside the United States accounted for the majority of our total revenue during the fiscal years ended June 30, 2014, 2013 and 2012. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

  •
  unexpected changes in regulatory requirements, tariffs and other barriers, including, for example, sanctions or other regulatory restrictions imposed by the United States or foreign governments;

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

        During fiscal 2014, 2013 and 2012, 15.7%, 19.1% and 21.6% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During fiscal 2014, 2013 and 2012, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

We may be subject to significant expenses and damages because of product-related claims.

        In the ordinary course of business, we are, from time to time, involved in product-related lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer's expectations. In March 2014, a judgment issued in favor of the claimant customer against us in the amount of approximately $2.6 million plus interest and a portion of legal fees. We have filed an appeal of the judgment; however, the results of such appeal, and of claims in general related to our products and services, cannot be predicted with certainty, and could materially adversely affect our results of operations, cash flows or financial position.

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

        We cannot be certain that our software and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights, so infringement claims might be asserted against us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against infringement claims that third parties may assert against our customers based on use of our software or services. Such claims may have a material adverse effect on our business, may be time-consuming and may result in substantial costs and diversion of resources, including our management's attention to our business. Furthermore, a party making an infringement claim could secure a judgment that requires us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Claims of intellectual property infringement also might require us to enter costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Our business, operating results and financial condition could be harmed significantly if any of these events were to occur, and the price of our common stock could be adversely affected.

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

        We devote significant resources to continually updating our software and developing new products, and our financial performance is dependent in part upon our ability to bring new products and services to market. Our customers use our software to optimize their manufacturing processes, and they rely on us to provide updates and releases as part of our software maintenance and support services, and to provide remote on-line troubleshooting support. The security of our information technology environment is therefore important to our research and development initiatives, and an important consideration in our customers' purchasing decisions. If the security of our systems is impaired, our development initiatives might be disrupted, and we might be unable to provide service. Our customer relationships might deteriorate, our reputation in the industry could be harmed, and we could be subject to liability claims. This could reduce our revenues, and expose us to significant costs to detect, correct and avoid recurrences of any breach of security and to defend any claims against us.

Risks Related to Our Common Stock

Our common stock may experience substantial price and volume fluctuations.

        The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations often have been unrelated to the operating performance of particular companies. In addition, the market price of our common stock may be affected by factors, such as: (i) our financial performance; (ii) we become a U.S. corporate cash taxpayer in fiscal 2016 based on our current projections; (iii) announcements of technological innovations or new products by us or our competitors; and (iv) market conditions in the computer software or hardware industries.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located in leased facilities in Burlington, Massachusetts, consisting of approximately 75,000 square feet of office space to accommodate our product development, sales, marketing, operations, finance and administrative functions. The lease for our executive offices expires on January 31, 2015.

        In January 2014, we entered into a lease agreement for our new principal executive offices to be located in Bedford, Massachusetts. The newly leased space will accommodate our product development, sales, marketing, operations, finance and administrative functions. The initial term of the lease with respect to 105,874 square feet of office space will commence on November 1, 2014, and on February 1, 2015 with respect to an additional 36,799 square feet of space. The initial term of the lease will expire approximately ten years and five months following the term commencement date. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each.

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

Item 3.    Legal Proceedings.

        In July 2010 we filed an action in the U.S. District Court for the Southern District of Texas against M3 Technology, Inc. (M3) for misappropriation of our trade secrets, infringement of our copyrights, and tortious interference. The jury returned a verdict in our favor on May 18, 2012, and a final judgment and permanent injunction was entered on June 6, 2012. The permanent injunction prohibits M3 from using, marketing, selling, distributing, licensing, modifying, servicing, copying, or offering for sale or license versions of the following products: SIMTO Scheduling/M-Blend/Global; SIMTO Scheduling/M-Blend; SIMTO Scheduling; and SIMTO Distribution. M3 filed a Notice of Appeal on June 7, 2012. On May 29, 2014, the United States Court of Appeal for the Fifth Circuit (the "Court of Appeal") substantially affirmed the final judgment and permanent injunction, but ordered that the damages award be reduced to $10,800,000. On June 7, 2013, M3 petitioned for bankruptcy relief under Chapter 11 in proceedings pending in the U.S. Bankruptcy Court for the Southern District of Texas (Case 12-3444). On June 5, 2014, the Chapter 11 case was converted to a case under Chapter 7.

Item 4.    Mine Safety Disclosures

        None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock currently trades on The NASDAQ Global Select Market under the symbol "AZPN." The closing price of our common stock on June 30, 2014 was $46.40. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Global Select Market:

	2014		2013
Period	Low	High	Low	High
Quarter ended June 30	$37.60	$46.40	$27.55	$31.72
Quarter ended March 31	40.43	47.84	27.55	32.48
Quarter ended December 31	33.75	42.22	24.05	27.64
Quarter ended September 30	29.29	35.27	22.22	26.22

Holders

        On August 6, 2014, there were 485 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

Purchases of Equity Securities by the Issuer

        As of June 30, 2014, we had repurchased an aggregate of 9,371,890 shares of our common stock pursuant a series of repurchases beginning on November 1, 2010.

        On April 23, 2014, our Board of Directors approved a share repurchase program for up to $200 million worth of our common stock. This share repurchase program replaced and terminated the prior program approved by the Board of Directors on April 23, 2013 that provided for repurchases of up to $150 million.

        The following table sets forth, for the month indicated, our purchases of common stock during the fourth quarter of fiscal 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to 30, 2014	260,322	$40.18	260,322	$—
May 1 to 31, 2014	235,600	44.29	235,600	—
June 1 to 30, 2014	267,758	44.68	267,758

	763,680	$43.02	763,680	$175,110,835

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,863,797	$22.10	4,710,155
Equity compensation plans not approved by security holders	—	—	—

Total	1,863,797	$22.10	4,710,155

        Equity compensation plans approved by security holders consist of our 2005 stock incentive plan and our 2010 equity incentive plan.

        The securities remaining available for future issuance under equity compensation plans approved by our security holders as of June 30, 2014 consisted of:

  •
  327,591 shares of common stock issuable under our 2005 stock incentive plan; and

  •
  4,382,564 shares of common stock issuable under our 2010 equity incentive plan.

        Options issuable under the 2005 stock incentive plan have a maximum term of seven years. Options issuable under the 2010 equity incentive plan have a maximum term of ten years. As of April 1, 2015, we will no longer be able to grant options under the 2005 stock incentive plan.

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

        The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2009 and tracks it through June 30, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aspen Technology, Inc., the NASDAQ Composite Index,
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Year Ended June 30,
	2009	2010	2011	2012	2013	2014
Aspen Technology, Inc.	100.00	127.67	201.41	271.40	337.51	543.96
NASDAQ Composite	100.00	117.06	154.79	167.05	197.48	259.41
NASDAQ Computer & Data Processing	100.00	107.16	139.51	148.60	178.27	240.30

Item 6.    Selected Financial Data.

        The following table presents selected consolidated financial and other data for Aspen Technology, Inc. The consolidated statements of operations data set forth below for fiscal 2014, 2013 and 2012 and the consolidated balance sheets data as of June 30, 2014, and 2013, are derived from our consolidated financial statements included beginning on page F-1 of this Form 10-K. The consolidated statements of operations data for fiscal 2011 and 2010 and the consolidated balance sheets data as of June 30, 2012, 2011, and 2010 are derived from our consolidated financial statements that are not included in this Form 10-K. The data presented below should be read in conjunction with our consolidated financial statements and accompanying notes beginning on page F-1 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(in Thousands)
Consolidated Statements of Operations Data:
Revenue (1)	$391,453	$311,387	$243,134	$198,154	$166,344
Gross profit	338,765	261,039	190,857	145,809	100,234
Income (loss) from operations	129,724	55,600	(15,007)	(54,576)	(109,370)

Net income (loss) (2)	$85,783	$45,262	$(13,808)	$10,257	$(107,445)
Basic income (loss) per share	$0.93	$0.48	$(0.15)	$0.11	$(1.18)
Diluted income (loss) per share	$0.92	$0.47	$(0.15)	$0.11	$(1.18)
Weighted average shares outstanding—Basic	92,648	93,586	93,780	93,488	91,247
Weighted average shares outstanding—Diluted	93,665	95,410	93,780	95,853	91,247

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

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$199,526	$132,432	$165,242	$149,985	$124,945
Marketable securities	98,889	92,368	—	—	—
Working capital	63,178	69,890	65,744	80,188	94,466
Accounts receivable, net	38,532	36,988	31,450	27,866	31,738
Installments receivable, net	1,451	14,732	47,230	86,476	128,598
Collateralized receivables, net	—	—	6,297	25,039	51,430
Total assets	407,972	382,748	368,335	399,794	393,359
Deferred revenue	274,882	231,353	187,173	128,943	87,279
Secured borrowings	—	—	10,756	24,913	76,135
Total stockholders' equity	83,676	101,898	113,592	157,803	140,970

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

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2014" refers to the year ended June 30, 2014).

Business Overview

        We are a leading global provider of mission-critical process optimization software solutions designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed specifically for companies in the process industries, including the energy, chemicals, and engineering and construction industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements.

        Our software incorporates our proprietary mathematical and empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process industries for over 30 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain. We are a recognized market and technology leader in providing process optimization software for each of these business areas.

        We have established sustainable competitive advantages within our industry based on the following strengths:

  •
  Innovative products that can enhance our customers' profitability;

  •
  Long-term customer relationships;

  •
  Large installed base of users of our software; and

  •
  Long-term license contracts with historically high renewal rates.

        We have approximately 2,000 customers globally. Our customers in the process industries include energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

        We license our software products primarily through a subscription offering which we refer to as our aspenONE licensing model. Our aspenONE products are organized into two suites: 1) engineering and 2) manufacturing and supply chain, or MSC. The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. Customers can change or alternate the use of multiple products in a licensed suite through the use of exchangeable units of measurement, called tokens, licensed in quantities determined by the customer. This licensing system enables customers to use products as needed and to experiment with different products to best solve whatever critical business challenges they face. Customers can increase their usage of our software by purchasing additional tokens as business needs evolve. We believe easier access to all of the aspenONE products will lead to increased software usage and higher revenue over time.

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

Revenue related to our aspenONE licensing model and point product arrangements with Premier Plus SMS are both recognized over the term of the arrangement on a ratable basis. The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. The revenue transition will not be fully completed until fiscal 2016. As of June 30, 2014, over 95% of the value of our active term license agreements have been transitioned to our aspenONE licensing model.

Impact of Licensing Model Changes

        The principal accounting implications of the changes to our licensing model in fiscal 2010 are as follows:

  •
  Prior to fiscal 2010, the majority of our license revenue was recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, the changes to our licensing model resulted in a reduction in our software license revenue for fiscal 2010, 2011 and 2012 as compared to the fiscal years preceding our licensing model changes. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue, resulting in operating losses for fiscal 2010, 2011 and 2012. By fiscal 2013, the number of license arrangements renewed on the aspenONE licensing model resulted in ratable revenue sufficient to generate an operating profit. The revenue transition will not be fully completed until fiscal 2016.

  •
  The revenue transition will not be complete until the remaining term license agreements executed under our upfront revenue model reach the end of their original term. Many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010, and consequently, a number of agreements executed under the upfront revenue model will not reach the end of their original term until fiscal 2016.

  •
  Since fiscal 2010, the SMS component of our services and other revenue ("legacy SMS revenue") has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the full contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

    Legacy SMS revenue is no longer significant in relation to our total revenue due to the number of our term license arrangements that have been converted to the aspenONE licensing model. As a result, beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations. Prior to fiscal 2014, legacy SMS revenue was included within services and other revenue in our consolidated statements of operations. For further information, please refer to the "Revenue Reclassification" section below. Legacy SMS revenue is expected to continue to decrease until the remaining active license arrangements are converted to our aspenONE licensing model with SMS included for the full contract term.

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

  •
  The amount of our deferred revenue has increased as license agreements have renewed on the aspenONE licensing model.

Introduction of our Premier Plus SMS Offering

        Beginning in fiscal 2012, we introduced our Premier Plus SMS offering to provide more value to our customers. As a part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. The Premier Plus SMS offering is only provided to customers that commit to SMS for the entire term of the arrangement. Our annually renewable legacy SMS offering continues to be available to customers with legacy term and perpetual license agreements.

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

        We manage legacy SMS as a part of our broader software licensing business and assess business performance on a combined basis. Our President and Chief Executive Officer evaluates software licensing and maintenance on an aggregate basis in deciding how to assess performance. Effective July 1, 2013, we re-aligned our operating and reportable segments into i) subscription and software and ii) services.

        The subscription and software segment is engaged in the licensing of process optimization software solutions and associated support services. The services segment includes professional services and training.

        For additional information on segment revenues and their operating results, please refer to Note 10 "Segment and Geographic Information" to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Our prior period reportable segment information has been reclassified to reflect the current segment structure and conform to the current period presentation.

Revenue

        We generate revenue primarily from the following sources:

    Subscription and software.    We provide integrated process optimization software solutions designed specifically for process industries. We license our software products, together with SMS, primarily on a term basis, and we offer extended payment options for our term license agreements that generally require annual payments, which we also refer to as installments. We provide customers technical support, access to software fixes and updates and the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Our technical support services are provided from our customer support centers throughout the world, as well as via email and through our support website.

    Services and other.    We provide training and professional services to our customers. Our professional services are focused on implementing our technology in order to improve customers' plant performance and gain better operational data. Customers who use our professional services typically engage us to provide those services over periods of up to 24 months. We charge customers for professional services on a time-and-materials or fixed-price basis. We provide training services to our customers, including on-site, Internet-based and customized training.

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

  Vendor-Specific Objective Evidence of Fair Value

        We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements is not expected to have a material impact on our revenue in fiscal 2015.

        We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. Under the upfront revenue model, the residual license fee is recognized upon delivery of the software provided all other revenue recognition criteria were met. Arrangements that qualified for upfront recognition during fiscal 2014 and prior periods included sales of perpetual licenses, amendments to existing legacy term arrangements and renewals of legacy term arrangements.

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

        Our point product arrangements with Premier Plus SMS include SMS for the term of the arrangement. Since we do not have VSOE for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable. As a result, revenue associated with point product arrangements with Premier Plus SMS included for the contract term is recognized ratably over the term of the arrangement, once all other revenue recognition criteria have been met.

        Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements is not expected to have a material impact on our revenue in fiscal 2015.

        We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model. Prior to fiscal 2014, legacy SMS revenue was significant in relation to our total revenue and was classified within services and other revenue in our consolidated statements of operations. Beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations. For further information, please refer to the "Revenue Reclassification" section.

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

  Training Revenue

        We provide training services to our customers, including on-site, Internet-based, public and customized training. Revenue is recognized in the period in which the services are performed. In circumstances in which training services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed or (ii) the license term.

Key Components of Operations

Revenue

        Subscription and Software Revenue.    Our subscription and software revenue consists of product and related revenue from the following sources:

  (i)
  aspenONE licensing model;

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

  (iv)
  legacy SMS arrangements; and

  (v)
  perpetual arrangements.

Revenue Reclassification

        Prior to fiscal 2014, legacy SMS revenue was classified within services and other revenue in our consolidated statements of operations. Cost of legacy SMS revenue was included within cost of services and other revenue. Beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations. We reclassified legacy SMS revenue into subscription and software revenue in our consolidated statements of operations based on the following rationale:

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

        The following table summarizes the impact of revenue and cost of revenue reclassifications for fiscal 2013 and 2012:

	Classification in Consolidated Statements of Operations for the Year Ended June 30,		Year Ended June 30,
	2014	2013 and 2012	2014	2013	2012
			(Dollars in Thousands)
Legacy SMS revenue	Subscription and software	Services and other	$30,341	$36,931	$46,777
Cost of Legacy SMS revenue	Subscription and software	Services and other	$5,571	$7,360	$10,152

        Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations.

        The following tables summarize the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented consolidated statements of operations for fiscal 2013 and 2012:

	Impact on Consolidated Statements of Operations for the Year Ended June 30, 2013
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$36,931	$36,931
Subscription and software	239,654	—	239,654

	$239,654	$36,931	$276,585

Services and other revenue:
Legacy SMS	$—	$(36,931)	$(36,931)
Professional services, training and other	71,733	—	71,733

	$71,733	$(36,931)	$34,802

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$7,360	$7,360
Cost of subscription and software revenue	12,788	—	12,788

	$12,788	$7,360	$20,148

Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(7,360)	$(7,360)
Cost of professional services, training and other revenue	37,560	—	37,560

	$37,560	$(7,360)	$30,200

	Impact on Consolidated Statements of Operations for the Year Ended June 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$46,777	$46,777
Subscription and software	166,688	—	166,688

	$166,688	$46,777	$213,465

Services and other revenue:
Legacy SMS	$—	$(46,777)	$(46,777)
Professional services, training and other	76,446	—	76,446

	$76,446	$(46,777)	$29,669

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$10,152	$10,152
Cost of subscription and software revenue	10,617	—	10,617

	$10,617	$10,152	$20,769

Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(10,152)	$(10,152)
Cost of professional services, training and other revenue	41,660	—	41,660

	$41,660	$(10,152)	$31,508

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

        Prior to fiscal 2014, costs of providing legacy SMS were presented within cost of services and other revenue in our consolidated statements of operations. Beginning with fiscal 2014, costs of our legacy SMS business are presented within cost of subscription and software revenue in our consolidated statements of operations. For further information, please refer to the "Revenue Reclassification" section.

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

        Research and Development Expenses.    Research and development expenses consist primarily of personnel expenses related to the creation of new software products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.

        General and Administrative Expenses.    General and administrative expenses include the costs of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs, such as outside professional and consultant fees and provision for bad debts.

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

        Interest Expense.    During fiscal 2013 and 2012, interest expense consisted primarily of charges related to our secured borrowings which were repaid in full in fiscal 2013. During fiscal 2014, interest expense was comprised of miscellaneous interest charges.

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

Key Business Metrics

  Background

        The changes to our licensing model in fiscal 2010 resulted in a reduction in our product-related revenue for each period starting with fiscal 2010 through fiscal 2012, as compared to the fiscal years preceding our licensing model changes. By fiscal 2013, the number of license arrangements renewed on the aspenONE licensing model resulted in ratable revenue sufficient to generate an operating profit, but we do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. As a result, we believe that a number of our performance indicators based on GAAP, including revenue, gross profit, operating income (loss), net income (loss), and trend in deferred revenue, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize the following non-GAAP and other key business metrics to track our business performance as we continue transitioning to our aspenONE licensing model:

  •
  Total term contract value;

  •
  Annual spend;

  •
  Adjusted total costs; and

  •
  Free cash flow.

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

        We estimate that TLCV grew by approximately 12.2% during fiscal 2014, from $1.65 billion at June 30, 2013 to $1.85 billion at June 30, 2014. We estimate that TCV grew by approximately 13.7% during fiscal 2014, from $1.93 billion at June 30, 2013 to $2.2 billion at June 30, 2014. The growth was attributable primarily to an increase in the number of tokens or products sold.

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

        We estimate that annual spend grew by approximately 12.3% during fiscal 2014, from $337.9 million at June 30, 2013 to $379.5 million at June 30, 2014. The growth was attributable primarily to an increase in the number of tokens or products sold.

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

        The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, non-capitalized acquired technology, restructuring charges, and amortization of purchased technology intangibles, for the indicated periods:

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Total cost of revenue	$52,688	$50,348	$52,277	$2,340	4.6%	$(1,929)	(3.7)%
Total operating expenses	209,041	205,439	205,864	3,602	1.8	(425)	(0.2)

Total expenses	261,729	255,787	258,141	5,942	2.3	(2,354)	(0.9)
Less:
Stock-based compensation	(14,056)	(14,637)	(12,406)	581	(4.0)	(2,231)	18.0
Non-capitalized acquired technology	(4,856)	—	—	(4,856)	(100.0)	—	—
Restructuring charges	15	5	301	10	*	(296)	(98.3)
Amortization of purchased technology intangibles	(922)	(702)	(142)	(220)	31.3	(560)	*

Adjusted total costs (non-GAAP)	$241,910	$240,453	$245,894	$1,457	0.6%	$(5,441)	(2.2)%

*
Not meaningful

  Non-Capitalized Acquired Technology

        In fiscal 2014, we acquired certain technology that we plan to modify and enhance prior to release as a commercially available product. At the time we acquired the technology, the project to develop a commercially available product did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense. We continue to expect that we will develop the acquired technology into a commercially available product. Since the expensing of the acquired technology is a one-time, non-recurring item, we exclude it from our calculation of adjusted total costs.

  Fiscal 2014 Compared to Fiscal 2013

        Total expenses increased by $5.9 million during fiscal 2014 as compared to the prior fiscal year. Please refer to the "Results of Operations" section below for additional information on year-over-year expense fluctuations.

        Adjusted total costs consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, non-capitalized acquired technology, restructuring charges and amortization of purchased technology intangibles.

        Adjusted total costs increased by $1.5 million during fiscal 2014 as compared to the prior fiscal year. The year-over-year increase was primarily attributable to higher cost of revenue of $3.9 million recognized on professional service projects accounted for under the completed contract method, higher commissions of $1.8 million, higher net costs of $1.8 million related to legal matters, higher facility-related costs of $0.6 million and other expenses of $0.1 million. These increases were partially offset by lower third-party legal costs of $3.0 million, lower employee benefit costs of $1.5 million, lower third-party subcontractor costs of $0.9 million related to professional services, lower marketing-related costs of $0.8 million and lower severance costs of $0.5 million.

        Stock-based compensation expense decreased by $0.6 million primarily due to award forfeitures resulting from terminations that occurred in fiscal 2014 and certain awards reaching the end of their vesting period in fiscal 2013, partially offset by the incremental expense associated with our August 2013 annual program grant.

  Fiscal 2013 Compared to Fiscal 2012

        Total expenses decreased by $2.4 million during fiscal 2013 as compared to fiscal 2012. Please refer to the "Results of Operations" section below for additional information on year-over-year expense fluctuations.

        Adjusted total costs decreased by $5.4 million during fiscal 2013 as compared to fiscal 2012. The year-over-year decrease in adjusted total costs was primarily attributable to a reduction in legal costs of $6.0 million, lower compensation and related costs of $1.6 million and lower third-party commissions of $0.4 million. These decreases were partially offset by increases in marketing costs of $0.6 million and other items of $0.3 million. In addition, fiscal 2012 benefited from the recognition of a $1.7 million gain associated with an insurance recovery, which resulted in a reduction in expense during the period. No similar events occurred in fiscal 2013.

        Stock-based compensation expense increased $2.2 million primarily due to the incremental expense associated with the August 2012 annual program grant, which had a higher valuation than awards granted in previous periods. Amortization of purchased technology intangibles increased $0.6 million associated with the assets acquired during fiscal 2013 and the second half of fiscal 2012.

Free Cash Flow

        We use a non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and a basis for comparing our performance with that of our competitors. The presentation of free cash flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

        Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) insurance proceeds, (c) capitalized computer software development costs, (d) excess tax benefits from stock-based compensation and (e) non-capitalized acquired technology.

        We do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. Many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010, and consequently, the revenue transition is expected to be completed by fiscal 2016. As a result, we believe that our income statement profitability measures based on GAAP, such as total revenue, gross profit, operating income (loss) and net income (loss), should be reviewed in conjunction with free cash flow to measure our financial performance. Customer collections and, consequently, cash flows from operating activities and free cash flow are primarily driven by license and services billings, rather than the timing of revenue. The introduction of our aspenONE licensing model has not had an adverse impact on cash receipts.

        The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Net cash provided by operating activities	$200,131	$146,562	$104,637
Purchase of property, equipment, and leasehold improvements	(4,011)	(4,507)	(4,241)
Insurance proceeds	—	2,222	—
Capitalized computer software development costs	(685)	(1,156)	(511)
Excess tax benefits from stock-based compensation	727	478	—
Non-capitalized acquired technology	3,856	—	—

Free cash flow (non-GAAP)	$200,018	$143,599	$99,885

  Fiscal 2014 Compared to Fiscal 2013

        Total free cash flow increased $56.4 million during fiscal 2014 as compared to the prior fiscal year.

        Excess tax benefits are related to stock-based compensation tax deductions in excess of book compensation expense and reduce our income taxes payable. We have excluded excess tax benefits from free cash flow to be consistent with the treatment of other tax benefits.

        During fiscal 2014, we acquired certain technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from free cash flow to be consistent with past treatment of other transactions where the acquired assets were capitalized.

        We have realized steadily improving free cash flow due to growth of our portfolio of term license contracts as well as from the renewal of customer contracts on an installment basis that were previously paid upfront.

  Fiscal 2013 Compared to Fiscal 2012

        Total free cash flow increased $43.7 million during fiscal 2013 as compared to fiscal 2012 due to the growth of our portfolio of term license contracts and from the renewal of customer contracts on an installment basis that were previously paid upfront.

Results of Operations

        The following table sets forth the results of operations, percentage of total revenue and the year-over-year percentage change in certain financial data for fiscal 2014, 2013 and 2012:

	Year Ended June 30,						2014 Compared to 2013%	2013 Compared to 2012%
	2014		2013		2012
	(Dollars in Thousands)
Revenue:
Subscription and software	$350,486	89.5%	$276,585	88.8%	$213,465	87.8%	26.7%	29.6%
Services and other	40,967	10.5	34,802	11.2	29,669	12.2	17.7	17.3

Total revenue	391,453	100.0	311,387	100.0	243,134	100.0	25.7	28.1

Cost of revenue:
Subscription and software	20,141	5.2	20,148	6.5	20,769	8.5	—	(3.0)
Services and other	32,547	8.3	30,200	9.7	31,508	13.0	7.8	(4.1)

Total cost of revenue	52,688	13.5	50,348	16.2	52,277	21.5	4.6	(3.7)

Gross profit	338,765	86.5	261,039	83.8	190,857	78.5	29.8	36.8

Operating expenses:
Selling and marketing	94,827	24.2	93,655	30.1	96,400	39.6	1.3	(2.8)
Research and development	68,410	17.5	62,516	20.1	56,218	23.2	9.4	11.2
General and administrative	45,819	11.7	49,273	15.8	53,547	22.0	(7.0)	(8.0)
Restructuring charges	(15)	—	(5)	—	(301)	(0.1)	*	(98.3)

Total operating expenses	209,041	53.4	205,439	66.0	205,864	84.7	1.8	(0.2)

Income (loss) from operations	129,724	33.1	55,600	17.8	(15,007)	(6.2)	*	*
Interest income	1,124	0.3	3,379	1.1	7,578	3.1	(66.7)	(55.4)
Interest expense	(37)	—	(424)	(0.1)	(4,204)	(1.7)	(91.3)	(89.9)
Other (expense) income, net	(2,278)	(0.6)	(1,117)	(0.4)	(3,519)	(1.5)	*	(68.3)

Income (loss) before provision for (benefit from) income taxes	128,533	32.8	57,438	18.4	(15,152)	(6.3)	*	*
Provision for (benefit from) income taxes	42,750	10.9	12,176	3.9	(1,344)	(0.6)	*	*

Net income (loss)	$85,783	21.9%	$45,262	14.5%	$(13,808)	(5.7)%	89.5%	* %

*
Not meaningful

Revenue

  Fiscal 2014 Compared to Fiscal 2013

        Total revenue increased by $80.1 million during fiscal 2014 as compared to the prior fiscal year. The increase was due to higher subscription and software revenue of $73.9 million and higher services and other revenue of $6.2 million.

        Total revenue recognized during fiscal 2014 included $7.6 million related to the completion of a significant customer arrangement recognized under completed contract accounting. This amount was recognized as $4.9 million of subscription and software revenue and as $2.7 million of services and other revenue.

  Fiscal 2013 Compared to Fiscal 2012

        Total revenue increased by $68.3 million during fiscal 2013 as compared to fiscal 2012. The increase was due to higher subscription and software revenue of $63.1 million and higher services and other revenue of $5.1 million.

Subscription and Software Revenue

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Subscription and software revenue	$350,486	$276,585	$213,465	$73,901	26.7%	$63,120	29.6%
As a percent of revenue	89.5%	88.8%	87.8%

  Fiscal 2014 Compared to Fiscal 2013

        The increase in subscription and software revenue during fiscal 2014 as compared to the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis combined with revenue recognition of $4.9 million on the significant customer arrangement recognized under completed contract accounting, as noted above.

        We expect subscription and software revenue to continue to increase as customers transition to our aspenONE licensing model. The transition will not be complete until fiscal 2016 since many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010.

  Fiscal 2013 Compared to Fiscal 2012

        The increase in subscription and software revenue during fiscal 2013 as compared to fiscal 2012 was primarily the result of a larger base of arrangements being recognized on a ratable basis during fiscal 2013 as customers renewed expiring contracts formerly on the upfront revenue model.

Services and Other Revenue

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Services and other revenue	$40,967	$34,802	$29,669	$6,165	17.7	$5,133	17.3%
As a percent of revenue	10.5%	11.2%	12.2%

        Services and other revenue consists primarily of revenue related to professional services and training.

  Fiscal 2014 Compared to Fiscal 2013

        The increase in services and other revenue of $6.2 million during fiscal 2014 as compared to the prior fiscal year was attributable to higher professional services revenue of $5.3 million and higher training revenue of $0.9 million.

        The year-over-year increase in professional services revenue of $5.3 million was primarily attributable to the recognition of $2.7 million of previously deferred professional services revenue on the significant customer arrangement noted above and a revenue increase of $2.3 million from professional service arrangements bundled with and recognized over the term of aspenONE transactions.

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

  Fiscal 2013 Compared to Fiscal 2012

        The increase in services and other revenue of $5.1 million during fiscal 2013 as compared to fiscal 2012 was attributable to higher professional services revenue of $4.4 million and higher training revenue of $0.7 million.

        The year-over-year increase in professional services revenue was primarily attributable to increased professional services activity and a reduction in the net revenue deferrals on professional service arrangements bundled with aspenONE transactions. During fiscal 2013, we had net revenue deferrals of $2.5 million on such arrangements compared to $4.1 million during fiscal 2012. Additionally, during fiscal 2013, we deferred $1.3 million of professional services revenue accounted for under the completed contract method compared to $1.9 million of revenue on such arrangements during the prior fiscal year.

Gross Profit

        Gross profit increased from $190.9 million in fiscal 2012 to $261.0 million in fiscal 2013 and $338.8 million in fiscal 2014, respectively. The year-to-year increase in gross profit was primarily attributable to the growth of our subscription and software revenue, while our cost of subscription and software revenue remained consistent during these fiscal periods.

        Gross profit margin increased from 78.5% during fiscal 2012 to 83.8% and 86.5% in fiscal 2013 and 2014, respectively. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the "Cost of Subscription and Software Revenue" and "Cost of Services and Other Revenue" sections below.

Expenses

Cost of Subscription and Software Revenue

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Cost of subscription and software revenue	$20,141	$20,148	$20,769	$(7)	—%	$(621)	(3.0)%
As a percent of revenue	5.2%	6.5%	8.5%

        Cost of subscription and software revenue was consistent during fiscal 2014, 2013 and 2012. Subscription and software gross profit margin increased from 90.3% in fiscal 2012 to 92.7% and 94.3% in fiscal 2013 and 2014, respectively, due to increased revenue and consistent costs of revenue.

Cost of Services and Other Revenue

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$32,547	$30,200	$31,508	$2,347	7.8%	$(1,308)	(4.1)%
As a percent of revenue	8.3%	9.7%	13.0%

        Cost of services and other revenue includes the cost of providing professional services and training.

  Fiscal 2014 Compared to Fiscal 2013

        Cost of services and other revenue increased by $2.3 million during fiscal 2014 as compared to the prior fiscal year. The increase was due to higher cost of professional services revenue of $2.0 million and higher cost of training revenue of $0.3 million.

        The year-over-year increase of $2.0 million in cost of professional services revenue is attributable to higher cost of revenue of $3.9 million recognized on professional service projects accounted for under completed contract method, partially offset by lower third-party subcontractor costs of $0.9 million, lower compensation-related costs of $0.6 million and other net costs of $0.4 million.

        The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from year to year. During fiscal 2014, we recognized net costs of $2.3 million on a significant customer arrangement recognized under completed contract accounting and deferred costs of $0.3 million on this arrangement during fiscal 2013, as discussed in the "Revenue" section. Additionally, we recognized net costs of $1.0 million during fiscal 2014 and deferred net costs of $0.2 million during fiscal 2013 on professional service arrangements bundled with aspenONE transactions.

        Gross profit margin on services and other revenue increased from 13.2% during fiscal 2013 to 20.5% during fiscal 2014 primarily due to higher revenue, lower compensation and other professional services costs, including the impact of cost deferrals, as noted above.

  Fiscal 2013 Compared to Fiscal 2012

        Cost of services and other revenue decreased by $1.3 million during fiscal 2013 as compared fiscal 2012 due to lower cost of professional services revenue. The decrease was primarily attributable to lower compensation and related costs for professional services revenue, partially offset by reduced cost deferrals on projects accounted for under the completed contract method.

        The timing of expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from year to year. In fiscal 2013, we deferred net costs of $0.6 million on certain large arrangements. By comparison, we deferred costs of $2.5 million on similar arrangements during fiscal 2012.

        Gross profit margin on services and other revenue increased from (6.2%) in fiscal 2012 to 13.2% in fiscal 2013 primarily due to the increased professional services revenues and the reduction in compensation and related costs on professional services, as noted above.

Selling and Marketing Expense

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Selling and marketing expense	$94,827	$93,655	$96,400	$1,172	1.3%	$(2,745)	(2.8)%
As a percent of revenue	24.2%	30.1%	39.6%

  Fiscal 2014 Compared to Fiscal 2013

        The year-over-year increase in selling and marketing expense during fiscal 2014 as compared to the prior fiscal year was primarily the result of higher commissions of $1.8 million and higher overhead allocations of $1.2 million. These increases were partially offset by lower marketing-related costs of $0.8 million as a result of hosting our global customer conference during fiscal 2013, lower stock-based compensation expense of $0.6 million and other net costs of $0.4 million. We typically host our global customer conference every other fiscal year.

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in selling and marketing expense during fiscal 2013 as compared to fiscal 2012 was primarily the result of lower compensation and related costs of $4.0 million, which includes lower commissions, and lower third-party commissions of $0.4 million, partially offset by higher marketing costs of $0.6 million, higher travel expenses of $0.5 million and other net costs of $0.6 million.

Research and Development Expense

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Research and development expense	$68,410	$62,516	$56,218	$5,894	9.4%	$6,298	11.2%
As a percent of revenue	17.5%	20.1%	23.2%

  Fiscal 2014 Compared to Fiscal 2013

        Research and development expenses increased by approximately $5.9 million during fiscal 2014 as compared to the prior fiscal year. The increase resulted primarily from expensing $4.9 million of acquired technology, higher stock based compensation expense of $1.1 million and higher overhead allocations of $1.1 million. These increases were partially offset by lower severance costs of $0.9 million and other net costs of $0.3 million.

        During fiscal 2014, we acquired certain technology that we plan to modify and enhance for release as a commercially available product. At the time we acquired the technology, the project to develop a commercially available product did not meet the accounting definition of having reached technological feasibility and as such, the cost of the acquired technology was expensed as research and development expense. We continue to expect that we will develop the acquired technology into a commercially available product.

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year increase in research and development expense during fiscal 2013 as compared to fiscal 2012 was primarily the result of higher compensation and related costs of $6.6 million.

General and Administrative Expense

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
General and administrative expense	$45,819	$49,273	$53,547	$(3,454)	(7.0)%	$(4,274)	(8.0)%
As a percent of revenue	11.7%	15.8%	22.0%

  Fiscal 2014 Compared to Fiscal 2013

        The year-over-year decrease in general and administrative expense during fiscal 2014 as compared to the prior fiscal year was primarily attributable to lower third-party legal costs of $3.0 million, lower overhead allocations of $0.9 million, lower stock-based compensation expense of $1.1 million resulting from an increase of forfeitures in the period and other net costs of $0.3 million. These decreases were partially offset by higher costs of $1.8 million related to legal matters.

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in general and administrative expense during fiscal 2013 as compared to fiscal 2012 was primarily attributable to a reduction in legal costs of $6.0 million and other net costs of $0.6 million, partially offset by higher compensation and related costs of $0.6 million. Additionally, the 2012 period benefited from the recognition of a $1.7 million gain associated with an insurance recovery. No similar event occurred in 2013.

Interest Income

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Interest income	$1,124	$3,379	$7,578	$(2,255)	(66.7)%	$(4,199)	(55.4)%
As a percent of revenue	0.3%	1.1%	3.1%

  Fiscal 2014 Compared to Fiscal 2013

        The year-over-year decrease in interest income during fiscal 2014 as compared to the prior fiscal year was primarily attributable to the decrease of our installments receivable portfolio. We expect interest income to continue to decrease going forward as our installments receivable balance continues to decrease.

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in interest income during fiscal 2013 as compared to fiscal 2012 was primarily attributable to the decrease of our installments receivable portfolio.

Interest Expense

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Interest expense	$(37)	$(424)	$(4,204)	$(387)	(91.3)%	$(3,780)	(89.9)%
As a percent of revenue	—%	(0.1)%	(1.7)%

  Fiscal 2014 Compared to Fiscal 2013

        The year-over-year decrease in interest expense during fiscal 2014 as compared to the prior fiscal year was attributable to the pay-down of our secured borrowings which were repaid in full during fiscal 2013.

  Fiscal 2013 Compared to Fiscal 2012

        The year-over-year decrease in interest expense during fiscal 2013 as compared to fiscal 2012 was attributable to the pay-down of our secured borrowings which were repaid in full during fiscal 2013.

Other Income (Expense), Net

	Year Ended June 30,			2014 Compared to 2013			2013 Compared to 2012
	2014	2013	2012	$	%		$	%
	(Dollars in Thousands)
Other income (expense), net	$(2,278)	$(1,117)	$(3,519)	$(1,161)	*	%	$(2,402)	(68.3)%
As a percent of revenue	(0.6)%	(0.4)%	(1.5)%

*
Not meaningful

        Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

  Fiscal 2014 Compared to Fiscal 2013

        During fiscal 2014 and 2013, other income (expense), net was comprised primarily of $2.3 million and $1.2 million of net currency losses, respectively.

  Fiscal 2013 Compared to Fiscal 2012

        During fiscal 2013 and 2012, other income (expense), net was comprised primarily of $1.2 million and $3.7 million of net currency losses, respectively.

Provision for (Benefit from) Income Taxes

	Year Ended June 30,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Provision for (benefit from) income taxes	$42,750	$12,176	$(1,344)	$30,574	*	$13,520	*
Effective tax rate	33.3%	21.2%	(8.9)%

*
Not meaningful

  Fiscal 2014 Compared to Fiscal 2013

        The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

        Our effective tax rate was 33.3% and 21.2% during fiscal 2014 and 2013, respectively.

        We recognized an income tax expense of $42.8 million during fiscal 2014 compared to $12.2 million during fiscal 2013. The $30.6 million year-over-year increase was primarily attributable to additional income tax expense of $23.7 million primarily resulting from higher U.S. pre-tax profit combined with $6.9 million of discrete tax benefit items.

        As of June 30, 2014, we maintain a valuation allowance in the U.S. primarily for certain deferred tax assets related to capital losses that are anticipated to expire unused. We also maintain a valuation allowance on certain foreign subsidiary NOL carryforwards because it is more likely than not that a benefit will not be realized. As of June 30, 2014 and 2013, our total valuation allowance was $10.0 million and $9.9 million, respectively.

        We made cash tax payments totaling $8.5 million during fiscal 2014. The majority of these tax payments were related to foreign liabilities. These payments were partially offset by cash tax refunds of $1.3 million.

  Fiscal 2013 Compared to Fiscal 2012

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

Liquidity and Capital Resources

Resources

        In recent years, we have financed our operations with cash generated from operating activities. As of June 30, 2014, our principal sources of liquidity consisted of $199.5 million in cash and cash equivalents and $98.9 million of marketable securities. As of June 30, 2013, our principal sources of liquidity consisted of $132.4 million in cash and cash equivalents and $92.4 million of marketable securities.

        We believe our existing cash and cash equivalents and marketable securities, together with our cash flows from operating activities, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to raise additional funds in the event we decide to make one or more acquisitions of businesses, technologies or products. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

        Our cash equivalents of $175.9 million and $117.0 million consisted primarily of money market funds as of June 30, 2014 and 2013, respectively. Our investments in marketable securities of $98.9 million and $92.4 million as of June 30, 2014 and 2013 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than one month to 23 months and less than 1 month to 19 months, respectively. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

        The following table summarizes our cash flow activities for the periods indicated:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$200,131	$146,562	$104,637
Investing activities	(13,187)	(97,391)	(7,369)
Financing activities	(120,170)	(81,771)	(81,699)
Effect of exchange rates on cash balances	320	(210)	(312)

Increase (decrease) in cash and cash equivalents	$67,094	$(32,810)	$15,257

Operating Activities

        Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

  Fiscal 2014 Compared to Fiscal 2013

        Cash from operating activities provided $200.1 million during fiscal 2014. This amount resulted from net income of $85.8 million, adjusted for non-cash items of $58.7 million, and net sources of cash of $55.6 million due to decreases in operating assets of $11.6 million and increases in operating liabilities of $44.0 million.

        Cash flow from operations for fiscal 2014 was reduced by our expensing of a $3.9 million payment related to the purchase of non-capitalized acquired technology. Other past acquisitions of technology qualified for capitalization and therefore the cash outflow was shown in the investing section of the consolidated statements of cash flows. Refer to the Adjusted Total Costs, Free Cash Flow and Results of Operations sections included under "Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion of the non-capitalized acquired technology transaction.

        Non-cash expenses within net income consisted primarily of deferred income tax expense of $34.6 million, stock-based compensation expense of $14.1 million, depreciation and amortization expense of $5.2 million and excess tax benefits of $0.7 million related to stock-based compensation tax deductions in excess of book compensation expense.

        A decrease in operating assets of $11.6 million and an increase in operating liabilities of $44.0 million contributed $55.6 million to net cash from operating activities. Sources of cash consisted of increases in deferred revenue of $42.3 million, decreases in installments receivable totaling $13.6 million, decreases in prepaid expenses, prepaid income taxes and other assets totaling $0.9 million, net increases in accounts payable, accrued expenses and other current liabilities of

$1.6 million and decreases in unbilled services of $0.3 million. Partially offsetting these sources of cash were increases in accounts receivable of $3.2 million.

  Fiscal 2013 Compared to Fiscal 2012

        Cash from operating activities provided $146.6 million during fiscal 2013. This amount resulted from net income of $45.3 million, adjusted for non-cash items of $24.9 million, and a net source of cash of $76.4 million due to net decreases in operating assets of $36.8 million and net increases in operating liabilities of $39.6 million.

        Non-cash expenses within net income consisted primarily of stock-based compensation expense of $14.6 million, depreciation and amortization expense of $5.2 million and deferred income tax expense of $5.1 million.

        A net increase in operating liabilities of $39.6 million and a net decrease in operating assets of $36.8 million contributed $76.4 million to net cash from operating activities. Sources of cash consisted of increases in deferred revenue of $44.6 million, decreases in installment and collateralized receivables totaling $39.4 million and decreases in prepaid expenses, prepaid income taxes, and other assets totaling $3.8 million. Partially offsetting these sources of cash were increases in accounts receivable of $6.1 million and unbilled services of $0.4 million and reductions in accounts payable, accrued expenses and other current liabilities of $4.9 million.

Investing Activities

  Fiscal 2014 Compared to Fiscal 2013

        During fiscal 2014, we used $13.2 million of cash for investing activities. The uses of cash consisted primarily of $68.4 million for purchases of marketable securities related to a program which we initiated during fiscal 2013 to make direct investments in these assets. Partially offsetting this use of cash was the receipt of $60.3 million from maturities of marketable securities.

        Additional uses of cash during fiscal 2014 included $4.0 million related to capital expenditures, primarily for computer hardware and software, $0.7 million related to capitalized computer software development costs and $0.4 million used for the purchase of technology intangibles.

        In January 2014, we entered into a lease agreement for our new principal executive offices to be located in Bedford, Massachusetts. Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises are estimated to total approximately $8.9 million, net of a tenant improvement allowance, and are expected to be funded from our cash flows from operating activities. For further information on the lease agreement, please refer to the "Contractual Obligations and Requirements" section below.

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

        Additional uses of cash during fiscal 2013 included $4.5 million related to capital expenditures, primarily for computer hardware and software, $1.2 million related to capitalized computer software development costs and $0.9 million used for the purchase of technology intangibles. Partially offsetting these uses of cash was the receipt of $2.2 million from insurance proceeds.

Financing Activities

  Fiscal 2014 Compared to Fiscal 2013

        During fiscal 2014, we used $120.2 million of cash for financing activities. We paid $121.8 million for repurchases of our common stock and paid withholding taxes of $7.8 million on vested and settled restricted stock units. Sources of cash in the period included proceeds of $8.7 million from the exercise of employee stock options. Cash used for financing activities during fiscal 2014 includes $0.7 million related to stock-based compensation tax deductions in excess of book compensation expense that reduced taxes payable and increased additional paid in capital.

  Fiscal 2013 Compared to Fiscal 2012

        During fiscal 2013, we used $81.8 million of cash for financing activities. We paid $84.7 million for repurchases of our common stock, made net payments on secured borrowings of $11.0 million, and paid withholding taxes of $7.7 million on vested and settled restricted stock units. Sources of cash in the period included proceeds of $21.1 million from the exercise of employee stock options. Cash used for financing activities during fiscal 2013 included $0.5 million related to stock-based compensation tax deductions in excess of book compensation expense.

Contractual Obligations and Requirements

        Our contractual obligations consisted primarily of royalties and operating lease and commitments for our headquarters and other facilities and were as follows as of June 30, 2014:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in Thousands)
Contractual Cash Obligations:
Operating leases	$48,526	$8,639	$11,055	$7,431	$21,401
Fixed fee royalty obligations	3,819	2,131	1,082	355	251
Contractual royalty obligations	1,979	1,979	—	—	—
Other obligations	8,123	5,155	2,867	101	—

Total contractual cash obligations	$62,447	$17,904	$15,004	$7,887	$21,652

Other Commercial Commitments:
Standby letters of credit	$2,200	$518	$1,389	$—	$293

Total commercial commitments	$64,647	$18,422	$16,393	$7,887	$21,945

        In January 2014, we entered into a lease agreement for our new principal executive offices to be located in Bedford, Massachusetts. The initial term of the lease with respect to 105,874 square feet of office space will commence on November 1, 2014, and on February 1, 2015 with respect to an additional 36,799 square feet of space. The initial term of the lease will expire approximately ten years and five months following the term commencement date. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each. We have a one-time option to terminate the lease eight years following the commencement date, subject to a termination penalty of $4.1 million. Base annual rent will range between approximately $2.2 million and

$3.9 million over the term of the lease in addition to our proportionate share of operating expenses and real estate taxes. Future minimum non-cancelable lease payments amount to approximately $35.8 million over the lease term, including payments of $0.9 million due in fiscal 2015, and are reflected in the table above.

        Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises are estimated to total approximately $8.9 million, net of a tenant improvement allowance, and are expected to be funded from our cash flows from operating activities. Payments of $2.0 million for binding contractual obligations related to the new facility capital expenditures are expected to be made in fiscal 2015 and are included within "other obligations" in the table above.

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

        The above table does not reflect a liability for uncertain tax positions of $21.2 million as of June 30, 2014. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Off-Balance Sheet Arrangements

        As of June 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

        We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

  •
  revenue recognition;

  •
  accounting for income taxes; and

  •
  loss contingencies.

        For further information on our significant accounting policies, refer to Note 2 to the consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

  Vendor-Specific Objective Evidence of Fair Value

        We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements is not expected to have a material impact on our revenue in fiscal 2015.

        We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. Under the upfront revenue model, the residual license fee is recognized upon delivery of the software provided all other revenue recognition criteria were met. Arrangements that qualified for upfront recognition during fiscal 2014 and prior periods included sales of perpetual licenses, amendments to existing legacy term arrangements and renewals of legacy term arrangements.

Subscription and Software Revenue

        Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; (iv) legacy SMS arrangements; and (v) perpetual arrangements.

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

        Our point product arrangements with Premier Plus SMS include SMS for the term of the arrangement. Since we do not have VSOE for our Premier Plus SMS offering, the SMS element of our point product arrangements is not separable. As a result, revenue associated with point product arrangements with Premier Plus SMS included for the contract term is recognized ratably over the term of the arrangement, once all other revenue recognition criteria have been met.

        Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements is not expected to have a material impact on our revenue in fiscal 2015.

        We expect legacy SMS revenue to continue to decrease as additional customers transition to our aspenONE licensing model. Prior to fiscal 2014, legacy SMS revenue was significant in relation to our total revenue and was classified within services and other revenue in our consolidated statements of operations. Beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations. For further information, please refer to the "Revenue Reclassification" section.

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

  Training Revenue

        We provide training services to our customers, including on-site, Internet-based, public and customized training. Revenue is recognized in the period in which the services are performed. In circumstances in which training services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed or (ii) the license term.

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

        The realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of taxable temporary differences. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. We consider, among other available information, projected future taxable income, limitations on the availability of net operating loss (NOLs) and tax credit carryforwards, scheduled reversals of deferred tax liabilities and other evidence assessing the potential realization of deferred tax assets. Adjustments to the valuation allowance are included in the provision for (benefit from) income taxes in our consolidated statements of operations in the period they become known.

        Our provision for (benefit from) income taxes includes amounts determined under the provisions of ASC 740, and is intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on an audit does not meet a threshold of "more likely than not." Penalties and interest are recorded as a component of our provision for (benefit from) income taxes. Tax liabilities under the provisions of ASC 740 were recorded as a component of our income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.

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

Recently Adopted Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 was issued by the FASB as a part of the joint project with the International Accounting Standards Board (IASB) to clarify revenue recognition principles and develop a common revenue standard for the U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).

        ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption of ASU No. 2014-09 is not permitted. The amendments included within ASU No. 2014-09 should be applied by using one of the following methods:

    Retrospectively to each prior reporting period presented.    The entity may elect any of the practical expedients described in ASU No. 2014-09 when applying this method.

    Retrospectively with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application.    In the reporting periods that include the date of the initial application of ASU No. 2014-09, the entity should disclose the amount by which each financial statement line item is affected by the application of ASU No. 2014-09 in the current reporting period as compared to the guidance that was in effect before the change.

        We will adopt ASU No. 2014-09 during the first quarter of fiscal 2018. We are currently evaluating the impact of ASU No. 2014-09 on our financial position, results of operations and cash flows.

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 provides guidance on the financial statement presentation of unrecognized tax benefits when net operating losses, similar tax losses, or tax credit carryforwards exist. ASU No. 2013-11 requires entities to present unrecognized tax benefits as reductions of deferred tax assets for net operating losses, tax credit carryforwards, or similar losses if they are available to settle any additional income tax liabilities as a result of a tax position disallowance under the tax laws of the applicable jurisdiction. Unrecognized tax benefits should be presented as liabilities and should not be combined with deferred tax assets if net operating losses, tax credit carryforwards, or similar losses are not available to settle any additional income tax liabilities as a result of the tax position disallowance, and the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose.

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

Foreign Currency Risk

        During fiscal 2014 and 2013, 15.7% and 19.1% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2014 and fiscal 2013. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

        During fiscal 2014 and fiscal 2013, we recorded $2.3 million and $1.2 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $6.0 million for fiscal 2014 and by approximately $5.1 million for fiscal 2013, respectively.

Interest Rate Risk

        We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

        We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than 1 month to 23 months as of June 30, 2014 and less than 1 month to 19 months as of June 30, 2013, respectively. We do not use derivative financial instruments in our investment portfolio.

        Our analysis of our investment portfolio and interest rates at June 30, 2014 and 2013 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.8 million for fiscal 2014 and 2013, respectively, in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Item 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP, are presented following Item 15 of this Form 10-K:

Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (loss) for the years ended June 30, 2014, 2013 and 2012
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

a)    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014 and concluded that, as of June 30, 2014, our internal control over financial reporting was effective.

        KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2014. This report appears below.

c)     Changes in Internal Control over Financial Reporting

        During the three months ended June 30, 2014, no changes were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited Aspen Technology, Inc.'s and subsidiaries (the "Company") internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2014, and our report dated August 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
August 13, 2014

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporation by Reference

        Certain information required under this Item 10 will appear under the sections entitled "Executive Officers of the Registrant," "Election of Directors," "Information Regarding our Board of Directors and Corporate Governance," "Code of Business Conduct and Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation.

Incorporation by Reference

        Certain information required under this Item 11 will appear under the sections entitled "Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation" and "Employment and Change in Control Agreements" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Certain information required under this Item 12 will appear under the sections entitled "Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Certain information required under this Item 13 will appear under the sections entitled "Information Regarding the Board of Directors and Corporate Governance" and "Related Party Transactions" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Certain information required under this Item 14 will appear under the section entitled "Independent Registered Public Accountants" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

        The consolidated financial statements appear immediately following page 58 ("Signatures").

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

ASPEN TECHNOLOGY, INC.
Date: August 13, 2014	By:	/s/ ANTONIO J. PIETRI Antonio J. Pietri President and Chief Executive Officer
Date: August 13, 2014	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONIO J. PIETRI Antonio J. Pietri	President and Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2014
/s/ MARK P. SULLIVAN Mark P. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2014
/s/ ROBERT M. WHELAN, JR. Robert M. Whelan, Jr.	Chairman of the Board of Directors	August 13, 2014
/s/ DONALD P. CASEY Donald P. Casey	Director	August 13, 2014
/s/ GARY E. HAROIAN Gary E. Haroian	Director	August 13, 2014

Signature	Title	Date

/s/ JOAN C. MCARDLE Joan C. McArdle	Director	August 13, 2014
/s/ SIMON OREBI GANN Simon Orebi Gann	Director	August 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
August 13, 2014

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$350,486	$276,585	$213,465
Services and other	40,967	34,802	29,669

Total revenue	391,453	311,387	243,134

Cost of revenue:
Subscription and software	20,141	20,148	20,769
Services and other	32,547	30,200	31,508

Total cost of revenue	52,688	50,348	52,277

Gross profit	338,765	261,039	190,857

Operating expenses:
Selling and marketing	94,827	93,655	96,400
Research and development	68,410	62,516	56,218
General and administrative	45,819	49,273	53,547
Restructuring charges	(15)	(5)	(301)

Total operating expenses	209,041	205,439	205,864

Income (loss) from operations	129,724	55,600	(15,007)
Interest income	1,124	3,379	7,578
Interest expense	(37)	(424)	(4,204)
Other income (expense), net	(2,278)	(1,117)	(3,519)

Income (loss) before provision for (benefit from) income taxes	128,533	57,438	(15,152)
Provision for (benefit from) income taxes	42,750	12,176	(1,344)

Net income (loss)	$85,783	$45,262	$(13,808)

Net income (loss) per common share:
Basic	$0.93	$0.48	$(0.15)
Diluted	$0.92	$0.47	$(0.15)
Weighted average shares outstanding:
Basic	92,648	93,586	93,780
Diluted	93,665	95,410	93,780

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Net income (loss)	$85,783	$45,262	$(13,808)
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax effects of ($32) and $28 for fiscal 2014 and 2013	59	(52)	—
Foreign currency translation adjustments	2,050	(780)	(1,020)

Total other comprehensive income (loss)	2,109	(832)	(1,020)

Comprehensive income (loss)	$87,892	$44,430	$(14,828)

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$199,526	$132,432
Short-term marketable securities	67,619	57,015
Accounts receivable, net	38,532	36,988
Current portion of installments receivable, net	640	13,769
Unbilled services	1,656	1,965
Prepaid expenses and other current assets	10,567	9,665
Prepaid income taxes	605	288
Current deferred tax assets	10,537	33,229

Total current assets	329,682	285,351
Long-term marketable securities	31,270	35,353
Non-current installments receivable, net	811	963
Property, equipment and leasehold improvements, net	7,588	7,829
Computer software development costs, net	1,390	1,742
Goodwill	19,276	19,132
Non-current deferred tax assets	12,765	25,250
Other non-current assets	5,190	7,128

Total assets	$407,972	$382,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$412	$846
Accrued expenses and other current liabilities	34,984	34,577
Income taxes payable	2,168	1,697
Current deferred revenue	228,940	178,341

Total current liabilities	266,504	215,461
Non-current deferred revenue	45,942	53,012
Other non-current liabilities	11,850	12,377
Commitments and contingencies (Note 9)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of June 30, 2014 and 2013 Issued and outstanding—none as of June 30, 2014 and 2013	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—210,000,000 shares Issued—101,033,740 shares at June 30, 2014 and 99,945,545 shares at June 30, 2013 Outstanding—91,661,850 shares at June 30, 2014 and 93,683,769 shares at June 30, 2013	10,103	9,995
Additional paid-in capital	591,324	575,770
Accumulated deficit	(264,034)	(349,817)
Accumulated other comprehensive income	9,372	7,263
Treasury stock, at cost—9,371,890 shares of common stock at June 30, 2014 and 6,261,776 at June 30, 2013	(263,089)	(141,313)

Total stockholders' equity	83,676	101,898

Total liabilities and stockholders' equity	$407,972	$382,748

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Treasury Stock
					Accumulated Other Comprehensive Income
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit		Number of Shares	Cost	Total Stockholders' Equity
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2011	94,939,400	$9,494	$530,996	$(381,271)	$9,115	701,030	$(10,531)	$157,803
Comprehensive income (loss):
Net loss	—	—	—	(13,808)	—	—	—	(13,808)
Other comprehensive income (loss)	—	—	—	—	(1,020)	—	—	(1,020)
Exercise of stock options	1,204,010	120	8,793	—	—	—	—	8,913
Issuance of restricted stock units	520,170	52	(4,649)	—	—	—	—	(4,597)
Repurchase of common stock	—	—	—	—	—	2,496,595	(46,105)	(46,105)
Stock-based compensation	—	—	12,406	—	—	—	—	12,406

Balance June 30, 2012	96,663,580	9,666	547,546	(395,079)	8,095	3,197,625	(56,636)	113,592

Comprehensive income (loss):
Net income	—	—	—	45,262	—	—	—	45,262
Other comprehensive income (loss)	—	—	—	—	(832)	—	—	(832)
Exercise of stock options	2,743,772	275	20,868	—	—	—	—	21,143
Issuance of restricted stock units	538,193	54	(7,759)	—	—	—	—	(7,705)
Repurchase of common stock	—	—	—	—	—	3,064,151	(84,677)	(84,677)
Stock-based compensation	—	—	14,637	—	—	—	—	14,637
Excess tax benefits from stock-based compensation	—	—	478					478

Balance June 30, 2013	99,945,545	$9,995	$575,770	$(349,817)	$7,263	6,261,776	$(141,313)	$101,898

Comprehensive income (loss):
Net income	—	—	—	85,783	—	—	—	85,783
Other comprehensive income (loss)	—	—	—	—	2,109	—	—	2,109
Exercise of stock options	723,330	72	8,638	—	—	—	—	8,710
Issuance of restricted stock units	364,865	36	(7,867)	—	—	—	—	(7,831)
Repurchase of common stock	—	—	—	—	—	3,110,114	(121,776)	(121,776)
Stock-based compensation	—	—	14,056	—	—	—	—	14,056
Excess tax benefits from stock-based compensation	—	—	727					727

Balance June 30, 2014	101,033,740	$10,103	$591,324	$(264,034)	$9,372	9,371,890	$(263,089)	$83,676

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$85,783	$45,262	$(13,808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,215	5,229	5,278
Net foreign currency loss (gain)	1,934	(952)	953
Stock-based compensation	14,056	14,637	12,406
Deferred income taxes	34,596	5,127	(4,827)
Provision for bad debts	1,793	489	22
Excess tax benefits from stock-based compensation	(727)	(478)	—
Other non-cash operating activities	1,847	818	(1,695)
Changes in assets and liabilities:
Accounts receivable	(3,179)	(6,094)	(4,285)
Unbilled services	301	(380)	734
Prepaid expenses, prepaid income taxes, and other assets	947	3,827	(3,918)
Installments and collateralized receivables	13,607	39,419	57,003
Accounts payable, accrued expenses and other liabilities	1,633	(4,947)	(1,583)
Deferred revenue	42,325	44,605	58,357

Net cash provided by operating activities	200,131	146,562	104,637

Cash flows from investing activities:
Purchase of marketable securities	(68,356)	(97,597)	—
Maturities of marketable securities	60,265	4,549	—
Purchase of property, equipment and leasehold improvements	(4,011)	(4,507)	(4,241)
Insurance proceeds	—	2,222	—
Purchase of technology intangibles	(400)	(902)	—
Payments for acquisitions, net of cash acquired	—	—	(2,617)
Capitalized computer software development costs	(685)	(1,156)	(511)

Net cash used in investing activities	(13,187)	(97,391)	(7,369)

Cash flows from financing activities:
Exercise of stock options	8,710	21,143	8,913
Proceeds from secured borrowings	—	—	4,982
Repayments of secured borrowings	—	(11,010)	(44,892)
Repurchases of common stock	(121,776)	(84,677)	(46,105)
Payment of tax withholding obligations related to restricted stock	(7,831)	(7,705)	(4,597)
Excess tax benefits from stock-based compensation	727	478	—

Net cash used in financing activities	(120,170)	(81,771)	(81,699)

Effect of exchange rate changes on cash and cash equivalents	320	(210)	(312)

Increase (decrease) in cash and cash equivalents	67,094	(32,810)	15,257
Cash and cash equivalents, beginning of year	132,432	165,242	149,985

Cash and cash equivalents, end of year	$199,526	$132,432	$165,242

Supplemental disclosure of cash flow information:
Income tax paid, net	$7,157	$4,645	$2,707
Interest paid	37	424	4,206

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc., together with its subsidiaries, is a leading global provider of mission-critical process optimization software solutions designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed for companies in the process industries, which consist of energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. We operate globally in 31 countries as of June 30, 2014.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(d)   Marketable Securities

        The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of June 30, 2014 and 2013:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
June 30, 2014:
U.S. corporate bonds	$67,619	$67,587	$39	$(7)

Total short-term marketable securities	$67,619	$67,587	$39	$(7)

U.S. corporate bonds	$31,270	$31,290	$1	$(21)

Total long-term marketable securities	$31,270	$31,290	$1	$(21)

June 30, 2013:
U.S. corporate bonds	$57,015	$57,046	$8	$(39)

Total short-term marketable securities	$57,015	$57,046	$8	$(39)

U.S. corporate bonds	$35,353	$35,402	$—	$(49)

Total long-term marketable securities	$35,353	$35,402	$—	$(49)

        Our marketable securities are classified as available-for-sale and reported at fair value on the consolidated balance sheets. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on investments are recognized in earnings as incurred. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from July 2014 through May 2016 as of June 30, 2014 and from July 2013 through February 2015 as of June 30, 2013, respectively.

        We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments—Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. During fiscal 2014 and 2013, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the periods then ended. Unrealized losses are attributable to changes in interest rates.

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

        Depreciation expense was $3.3 million, $3.4 million and $3.5 million for fiscal 2014, 2013 and 2012, respectively.

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

        Revenue related to our aspenONE licensing model and point product arrangements with Premier Plus SMS are both recognized over the term of the arrangement on a ratable basis. The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

  Impact of Licensing Model Changes

        The principal accounting implications of the changes to our licensing model in fiscal 2010 are as follows:

  •
  Prior to fiscal 2010, the majority of our license revenue was recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, the changes to our licensing model resulted in a reduction in our software license revenue for fiscal 2010, 2011 and 2012 as compared to the fiscal years preceding our licensing model changes. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue, resulting in operating losses for fiscal 2010, 2011 and 2012. By fiscal 2013, the number of license arrangements renewed on the aspenONE licensing model resulted in ratable revenue sufficient to generate an operating profit.

  •
  Since fiscal 2010, the SMS component of our services and other revenue ("legacy SMS revenue") has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the full contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

    Legacy SMS revenue is no longer significant in relation to our total revenue due to the number of our term license arrangements that have been converted to the aspenONE licensing model. As a result, beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations. Prior to fiscal 2014, legacy SMS revenue was included within services and other revenue in our consolidated statements of operations. For further information, please refer to the "Revenue Reclassification" section below.

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

  Introduction of our Premier Plus SMS Offering

        Beginning in fiscal 2012, we introduced our Premier Plus SMS offering to provide more value to our customers. As part of this offering, customers receive 24×7 support, faster response times, dedicated technical advocates and access to web-based training modules. The Premier Plus SMS offering is only provided to customers that commit to SMS for the entire term of the arrangement. Our annually renewable legacy SMS offering continues to be available to customers with legacy term and perpetual license agreements.

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

  Vendor-Specific Objective Evidence of Fair Value

        We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements is not expected to have a material impact on our revenue in fiscal 2015.

        We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. Under the upfront revenue model, the residual license fee is recognized upon delivery of the software provided all other revenue recognition criteria were met. Arrangements that qualified for upfront recognition during fiscal 2014 and prior periods included sales of perpetual licenses, amendments to existing legacy term arrangements and renewals of legacy term arrangements.

Subscription and Software Revenue

        Subscription and software revenue consists of product and related revenue from our (i) aspenONE licensing model; (ii) point product arrangements with our Premier Plus SMS offering included for the contract term; (iii) legacy arrangements including (a) amendments to existing legacy term arrangements, (b) renewals of legacy term arrangements and (c) legacy arrangements that are being recognized over time as a result of not previously meeting one or more of the requirements for recognition under the upfront revenue model; (iv) legacy SMS arrangements; and (v) perpetual arrangements.

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

        Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for our legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements is not expected to have a material impact on our revenue in fiscal 2015.

  Revenue Reclassification

        Prior to fiscal 2014, legacy SMS revenue was classified within services and other revenue in our consolidated statements of operations. Cost of legacy SMS revenue was included within cost of services and other revenue. Beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations. We reclassified legacy SMS revenue into subscription and software revenue in our consolidated statements of operations based on the following rationale:

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

        The following table summarizes the impact of revenue and cost of revenue reclassifications for fiscal 2013 and 2012:

	Classification in Consolidated Statements of Operations for the Year Ended June 30,		Year Ended June 30,
	2014	2013 and 2012	2014	2013	2012
			(Dollars in Thousands)
Legacy SMS revenue	Subscription and software	Services and other	$30,341	$36,931	$46,777
Cost of Legacy SMS revenue	Subscription and software	Services and other	$5,571	$7,360	$10,152

        Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        The following tables summarize the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented consolidated statements of operations for fiscal 2013 and 2012:

	Impact on Consolidated Statements of Operations for the Year Ended June 30, 2013
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$36,931	$36,931
Subscription and software	239,654	—	239,654

	$239,654	$36,931	$276,585

Services and other revenue:
Legacy SMS	$—	$(36,931)	$(36,931)
Professional services, training and other	71,733	—	71,733

	$71,733	$(36,931)	$34,802

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$7,360	$7,360
Cost of subscription and software revenue	12,788	—	12,788

	$12,788	$7,360	$20,148

Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(7,360)	$(7,360)
Cost of professional services, training and other revenue	37,560	—	37,560

	$37,560	$(7,360)	$30,200

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

	Impact on Consolidated Statements of Operations for the Year Ended June 30, 2012
	As Previously Reported	Reclassifications	As Currently Reported
	(Dollars in Thousands)
Subscription and software revenue:
Legacy SMS	$—	$46,777	$46,777
Subscription and software	166,688	—	166,688

	$166,688	$46,777	$213,465

Services and other revenue:
Legacy SMS	$—	$(46,777)	$(46,777)
Professional services, training and other	76,446	—	76,446

	$76,446	$(46,777)	$29,669

Cost of subscription and software revenue:
Cost of legacy SMS revenue	$—	$10,152	$10,152
Cost of subscription and software revenue	10,617	—	10,617

	$10,617	$10,152	$20,769

Cost of services and other revenue:
Cost of legacy SMS revenue	$—	$(10,152)	$(10,152)
Cost of professional services, training and other revenue	41,660	—	41,660

	$41,660	$(10,152)	$31,508

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

  Training Revenue

        We provide training services to our customers, including on-site, Internet-based, public and customized training. Revenue is recognized in the period in which the services are performed. In circumstances in which training services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed or (ii) the license term.

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

        For arrangements under the upfront revenue model, a portion of the arrangement fee is generally recorded as deferred revenue due to the inclusion of an undelivered element, typically certain of our legacy SMS offerings or professional services. The amount of revenue allocated to undelivered elements is based on the VSOE for those elements using the residual method, and is earned and recognized as revenue as each element is delivered.

Other Licensing Matters

        Our standard licensing agreements include a product warranty provision. We have not experienced significant claims related to software warranties beyond the scope of SMS support, which we are already obligated to provide, and consequently, we have not established reserves for warranty obligations.

        Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2014 and 2013, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

(g)   Installments Receivable

        Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

consideration the customer's credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are classified as current and non-current in our consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our consolidated balance sheets. As a result, we did not have any past due installments receivable as of June 30, 2014.

        Our non-current installments receivable are within the scope of Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As our portfolio of financing receivables arises from the sale of our software licenses, the methodology for determining our allowance for doubtful accounts is based on the collective population of receivables and is not stratified by class or portfolio segment. We consider factors such as existing economic conditions, country risk, customers' credit rating and past payment history in determining our allowance for doubtful accounts. We reserve against our installments receivable when the related trade accounts receivable have been past due for over a year, or when there is a specific risk of uncollectability. Our specific reserve reflects the full value of the related installments receivable for which collection has been deemed uncertain. We transfer an installment receivable reserve balance into a trade accounts receivable allowance when an installment receivable ages into a trade account receivable.

        We write-off receivables when they are considered uncollectable based on our judgment. In instances when we write-off specific customers' trade accounts receivable, we also write off any related current and non-current installments receivable balances.

        As of June 30, 2014, our gross current and non-current installments receivable of $0.7 million and $0.9 million are presented net of unamortized discounts and allowance for doubtful accounts of less than $0.1 million each, respectively.

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

(h)   Allowance for Doubtful Accounts and Discounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when a loss is reasonably expected to occur. The allowance for doubtful accounts is established to represent the best estimate of the net realizable value of the outstanding accounts receivable. The development of the allowance for doubtful accounts is based on a review of past due amounts, historical write-off and recovery experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. In addition, factors are developed utilizing historical trends in bad debts and allowances.

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

        The following table presents our allowance for doubtful accounts activity for accounts receivable in fiscal 2014 and 2013, respectively:

	Year Ended June 30,
	2014	2013
	(Dollars in Thousands)
Balance, beginning of year	$1,615	$1,982
Provision for bad debts	1,922	521
Write-offs	(72)	(888)

Balance, end of year	$3,465	$1,615

        The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of June 30, 2014 and 2013.

	Gross	Allowance	Net
	(Dollars in Thousands)
June 30, 2014:
Accounts Receivable	$41,997	$3,465	$38,532

	$41,997	$3,465	$38,532

June 30, 2013:
Accounts Receivable	$38,603	$1,615	$36,988

	$38,603	$1,615	$36,988

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

        Marketable Securities.    Marketable securities are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or "Level 2 Inputs".

        Financial instruments not measured or recorded at fair value in the accompanying consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

        The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
June 30, 2014:
Cash equivalents	$175,875	$—
Marketable securities	—	98,889
June 30, 2013:
Cash equivalents	$117,010	$—
Marketable securities	—	92,368

        At June 30, 2014 and 2013, we did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs ("Level 3 Inputs").

        Certain non-financial assets, including goodwill, finite-lived intangible assets and other non-financial long-lived assets, are measured at fair value using market and income approaches on a non-recurring basis when there is an indication of impairment.

(j)    Computer Software Development Costs

        Certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon establishing technological feasibility defined as meeting specifications determined by the program design. Amortization of capitalized computer software development costs is provided on a product-by-product

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

basis using the greater of (a) the amount computed using the ratio that current gross revenue for a product bears to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years.

        Total computer software costs capitalized were $0.7 million, $1.2 million and $0.5 million during the years ended June 30, 2014, 2013 and 2012, respectively. Total amortization expense charged to operations was approximately $1.0 million, $1.1 million and $1.6 million for the years ended June 30, 2014, 2013 and 2012, respectively. Computer software development accumulated amortization totaled $72.7 million and $71.5 million as of June 30, 2014 and 2013, respectively. Weighted average remaining useful life of computer software development costs was 1.9 years and 1.2 years at June 30, 2014 and 2013, respectively.

        At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. During the years ending June 30, 2014, 2013 and 2012, our computer software development costs were not considered impaired and as such, we did not recognize impairment losses during the periods then ended.

(k)   Foreign Currency Translation

        The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment and is the local currency of the subsidiary. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to accumulated other comprehensive income included in stockholders' equity in the consolidated balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. Foreign currency transaction and remeasurement losses were $2.3 million, $1.2 million and $3.7 million in fiscal 2014, 2013 and 2012, respectively.

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

        For the years ended June 30, 2014 and 2013, certain employee equity awards were anti-dilutive based on the treasury stock method. For year ended June 30, 2012, all potential common shares were

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

anti-dilutive due to the net loss. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows:

	Year Ended June 30,
	2014	2013	2012
	(Dollars and Shares in Thousands, Except per Share Data)
Net income (loss)	$85,783	$45,262	$(13,808)

Weighted average shares outstanding	92,648	93,586	93,780
Dilutive impact from:
Employee equity awards	1,017	1,824	—
Dilutive weighted average shares outstanding	93,665	95,410	93,780
Income (loss) per share
Basic	$0.93	$0.48	$(0.15)
Dilutive	$0.92	$0.47	$(0.15)

        The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date:

	Year Ended June 30,
	2014	2013	2012
	(Shares in Thousands)
Employee equity awards	291	443	6,554

(m)  Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, marketable securities, accounts receivable and installments receivable. Our cash is held in financial institutions, and our cash equivalents are invested in money market mutual funds that we believe to be of high credit quality. At June 30, 2014, our investments in marketable securities consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 23 months. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

        Concentration of credit risk with respect to receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not require collateral or other security in support of our receivables. As of June 30, 2014, one customer receivable balance represented approximately 11% of our total receivables. The balance was fully collected subsequent to June 30, 2014.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(n)   Intangible Assets, Goodwill, Computer Software Developed for Internal Use and Long-Lived Assets

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

        Intangible assets consist of the following as of June 30, 2014 and 2013:

	Gross Carrying Amount	Accumulated Amortization	Effect of currency translation	Net Carrying Amount	Weighted Average Remaining Life (in Years)
	(Dollars in Thousands)
June 30, 2014:
Technology and patents	$2,596	$(1,899)	$197	$894	1.1

Total	$2,596	$(1,899)	$197	$894	1.1

June 30, 2013:
Technology and patents	$2,596	$(977)	$172	$1,791	2.0

Total	$2,596	$(977)	$172	$1,791	2.0

        Amortization expense for technology and patents is included in operating expenses and amounted to $0.9 million, $0.7 million and $0.1 million in fiscal 2014, 2013 and 2012, respectively. Amortization expense is expected to approximate $0.7 million and $0.1 million for fiscal 2015 and 2016, respectively.

  Goodwill:

        During fiscal 2014, we re-aligned our reporting units to reflect our revised operating and reportable segment structure (refer to Note 10). As a result of this re-alignment, goodwill previously assigned to our SMS, training and other reporting unit was combined with goodwill in our license reporting unit, which is currently known as the subscription and software reporting unit. The carrying amount of goodwill of our professional services reporting unit, currently known as the services reporting unit, was zero at June 30, 2014 and 2013 and consisted of gross goodwill of $5.1 million offset by accumulated impairment losses of $(5.1 million) as of the end of each period.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        The changes in the carrying amount of goodwill for our subscription and software reporting unit during fiscal years ending June 30, 2014 and 2013 were as follows:

Amount
(Dollars in Thousands)
Balance as of June 30, 2012:
Goodwill	$84,968
Accumulated impairment losses	(65,569)

$19,399

Effect of currency translation	(267)

Balance as of June 30, 2013:
Goodwill	$84,701
Accumulated impairment losses	(65,569)

$19,132

Effect of currency translation	144

Balance as of June 30, 2014:
Goodwill	$84,845
Accumulated impairment losses	(65,569)

$19,276

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

        We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2013 and, based upon the results of our

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during fiscal 2014 and 2013.

  Computer Software Developed for Internal Use:

        Computer software developed for internal use is capitalized in accordance with ASC Topic 350-40, Intangibles Goodwill and Other—Internal Use Software. We capitalize direct labor costs incurred to develop internal-use software during the application development stage after determining software technological requirements and obtaining management approval for funding projects probable of completion.

        As of June 30, 2014 and 2013, capitalized costs for computer software developed for internal use amount to $22.7 million and $21.0 million and are presented net of accumulated amortization of $19.5 million and $18.3 million within property, plant and equipment in our consolidated balance sheets.

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

(o)   Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) and its components for fiscal 2014, 2013 and 2012 are disclosed in the accompanying consolidated statements of comprehensive income (loss).

        As of June 30, 2014 and 2013, accumulated other comprehensive income is comprised of foreign translation adjustments of $9.4 million and $7.3 million and net unrealized gains (losses) on available for sale securities of less than $0.1 million and ($0.1) million, respectively.

        As of June 30, 2012 and 2011, accumulated other comprehensive income is comprised entirely of foreign translation adjustments of $8.1 million and $9.1 million, respectively.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(q)   Accounting for Transfers of Financial Assets

        We derecognize financial assets, specifically accounts receivable and installments receivable, when control has been surrendered in compliance with ASC Topic 860, Transfers and Servicing. Transfers of accounts receivable and installments receivable that meet the requirements of ASC 860 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable and installments receivable transferred are classified as collateralized receivables in the consolidated balance sheets and cash received from these transactions is classified as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense. Once payment is received from a customer, the collateralized receivables and related secured borrowing balances are reduced. We had no outstanding secured borrowings and collateralized receivables as of June 30, 2014 and 2013 since the balance due to the financial institutions was repaid in full during the second quarter of fiscal 2013.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(s)   Loss Contingencies

        We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria. Refer to Note 8 for discussion of these matters and related liability accruals.

(t)    Advertising Costs

        Advertising costs are expensed as incurred and are classified as sales and marketing expenses. We incurred advertising expenses of $2.1 million, $2.9 million and $2.2 million during fiscal 2014, 2013 and 2012, respectively. We had no prepaid advertising costs included in the accompanying consolidated balance sheets as of June 30, 2014 and 2013.

(u)   Research and Development Expense

        We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.

        During fiscal 2014, we acquired certain technology for $4.9 million that we plan to modify and enhance for release as a commercially available product. At the time we acquired the technology, the project to develop a commercially available product did not meet the definition of having reached technological feasibility and as such, the entire cost of the acquired technology was expensed as research and development expense.

(v)   Recently Adopted Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 was issued by the FASB as a part of the joint project with the International Accounting Standards Board (IASB) to clarify revenue recognition principles and develop a common revenue standard for the U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).

        ASU No. 2014-09 is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption of ASU No. 2014-09 is not permitted. The amendments included within ASU No. 2014-09 should be applied by using one of the following methods:

    Retrospectively to each prior reporting period presented.    The entity may elect any of the practical expedients described in ASU No. 2014-09 when applying this method.

    Retrospectively with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application.    In the reporting periods that include the date of the initial application of ASU No. 2014-09, the entity should disclose the amount by which each financial statement line item is affected by the application of ASU No. 2014-09 in the current reporting period as compared to the guidance that was in effect before the change.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        We expect to adopt ASU No. 2014-09 during the first quarter of fiscal 2018. We are currently evaluating the impact of ASU No. 2014-09 on our financial position, results of operations and cash flows.

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 provides guidance on the financial statement presentation of unrecognized tax benefits when net operating losses, similar tax losses, or tax credit carryforwards exist. ASU No. 2013-11 requires entities to present unrecognized tax benefits as reductions of deferred tax assets for net operating losses, tax credit carryforwards, or similar losses if they are available to settle any additional income tax liabilities as a result of a tax position disallowance under the tax laws of the applicable jurisdiction. Unrecognized tax benefits should be presented as liabilities and should not be combined with deferred tax assets if net operating losses, tax credit carryforwards, or similar losses are not available to settle any additional income tax liabilities as a result of the tax position disallowance, and the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose.

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

(3) Secured Borrowings and Collateralized Receivables

        We had no outstanding secured borrowings as of June 30, 2014 and 2013 since the balance due to the financial institutions was repaid in full during fiscal 2013. Prior to the repayment of secured borrowings, we maintained arrangements with financial institutions for borrowings secured by our installments receivable contracts for which limited recourse existed against us. Under these programs, we and the financial institution negotiated the amount borrowed and interest rate secured by each receivable for each transaction. The customers' payments of the underlying receivables funded the repayment of the related amounts borrowed. The collateralized receivables earned interest income, and the secured borrowings accrued borrowing costs at approximately the same interest rate. These arrangements were accounted for as secured borrowings.

        We recorded $0.2 million and $1.2 million of interest income associated with the collateralized receivables during fiscal 2013 and 2012, respectively, and recognized $0.3 million and $3.0 million of interest expense associated with the secured borrowings during the periods then ended. Proceeds from and payments on the secured borrowings are presented as components of cash flows from financing activities in the accompanying consolidated statements of cash flows. Reductions of secured borrowings were recognized as financing cash flows upon payment to the financial institutions, and operating cash flows from collateralized receivables were recognized upon customer payments of amounts due.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Supplemental Balance Sheet Information

        Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2014	2013
	(Dollars in Thousands)
Property, equipment and leasehold improvements—at cost:
Computer equipment	$11,772	$11,106
Purchased software	23,720	21,642
Furniture & fixtures	4,530	4,475
Leasehold improvements	3,448	3,379
Accumulated depreciation	(35,882)	(32,773)

Property, equipment and leasehold improvements—net	$7,588	$7,829

        We account for asset retirement obligations in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations. Our asset retirement obligations relate to leasehold improvements for leased properties. The balance of our asset retirement obligations was $0.6 million as of June 30, 2014 and 2013.

        We account for restructuring activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. We have undertaken no restructuring actions during fiscal 2014, 2013, or 2012. Net restructuring charges consisted of credits of less than $0.1 million in fiscal 2014 and 2013 and $0.3 million in fiscal 2012. Restructuring liabilities relate to the closure of facilities and contract termination costs. Accrued facility exit costs are included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets and are stated at estimated fair value, net of estimated sub-lease income. Accrued facility exit costs were $0.1 million as of June 30, 2014 and 2013 and $0.9 million as of June 30, 2012. Cash payments related to accrued facility exit costs were less than $0.1 million during fiscal 2014 and $0.8 million and $3.0 million during fiscal 2013 and fiscal 2012, respectively. We expect to pay the remaining facility exit cost obligations over the remaining lease terms that will expire on various dates through 2017. As of June 30, 2014, anticipated net cash payments to settle these liabilities are $0.1 million.

        Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2014	2013
	(Dollars in Thousands)
Royalties and outside commissions	$3,596	$4,312
Payroll and payroll-related	19,347	18,702
Other	12,041	11,563

Total accrued expenses and other current liabilities	$34,984	$34,577

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Supplemental Balance Sheet Information (Continued)

        Other non-current liabilities in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2014	2013
	(Dollars in Thousands)
Deferred rent	$402	$862
Other*	11,448	11,515

Total other non-current liabilities	$11,850	$12,377

*
Other is comprised primarily of our net reserve for uncertain tax liabilities. See Note 7, "Income Taxes" for additional information.

(5) Common Stock

        On April 23, 2014, our Board of Directors approved a share repurchase program for up to $200 million worth of our common stock. This share repurchase program replaced the prior program approved by the Board of Directors on April 23, 2013 that had a value of up to $150 million and remaining capacity of approximately $37.5 million and was terminated on April 23, 2014. The program approved on April 23, 2013 had replaced a repurchase program approved by the Board of Directors on October 24, 2012 with a value of up to $100 million. The program approved on October 24, 2012 had replaced a repurchase program approved by the Board of Directors on November 1, 2011 with a value of up to $100 million. The timing and amount of any shares repurchased are based on market conditions and other factors. All share repurchases of our common stock have been recorded as treasury stock under the cost method.

        We repurchased 3,110,114 shares and 3,064,151 shares of our common stock for $121.8 million and $84.7 million during fiscal 2014 and 2013, respectively. As of June 30, 2014, the remaining dollar value under the stock repurchase program approved on April 23, 2014 was $175.1 million.

(6) Stock-Based Compensation

Stock Compensation Plans

        In April 2010, the shareholders approved the establishment of the 2010 Equity Incentive Plan (the 2010 Plan), which provides for the issuance of a maximum of 7,000,000 shares of common stock. The 2010 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2014, there were 4,382,564 shares of common stock available for issuance subject to awards under the 2010 Plan.

        In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the issuance of a maximum of 4,000,000 shares of common stock. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 4,000,000 shares of common stock. As of June 30, 2014, there were 327,591 shares of common stock available for issuance subject to awards under the 2005 Plan.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Stock-Based Compensation (Continued)

General Award Terms

        We issue stock options and restricted stock units (RSUs) to our employees and outside directors, pursuant to shareholder-approved equity compensation plans. Option awards are granted with an exercise price equal to the market closing price of our stock on the trading day prior to the grant date. Those options generally vest over four years and expire within 7 or 10 years of grant. RSUs generally vest over four years. Historically, our practice has been to settle stock option exercises and RSU vesting through newly-issued shares.

Stock Compensation Accounting

        Our stock-based compensation is accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We use the "with-and-without" approach for determining if excess tax benefits are realized under ASC 718.

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

        The weighted average estimated fair value of option awards granted during fiscal 2014, 2013 and 2012 was $11.56, $9.76 and $6.49 respectively.

        We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2014	2013	2012
Risk-free interest rate	1.3%	0.6%	1.1%
Expected dividend yield	None	None	None
Expected life (in years)	4.6	4.8	4.6
Expected volatility factor	39%	49%	50%

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Stock-Based Compensation (Continued)

        The stock-based compensation expense and its classification in the accompanying consolidated statements of operations for fiscal 2014, 2013 and 2012 was as follows:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Recorded as expenses:
Cost of service and other	$1,239	$1,281	$1,168
Selling and marketing	3,280	3,890	4,601
Research and development	4,129	2,969	1,334
General and administrative	5,408	6,497	5,303

Total stock-based compensation	$14,056	$14,637	$12,406

        A summary of stock option and RSU activity under all equity plans in fiscal 2014 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013	1,852,118	$14.68		$26,140	1,030,839	$17.69
Granted	352,795	33.06			415,938	33.07
Settled (RSUs)	—				(563,586)	18.58
Exercised	(723,330)	12.04			—	—
Cancelled / Forfeited	(235,055)	20.58			(265,922)	21.21

Outstanding at June 30, 2014	1,246,528	$20.30	7.14	$32,543	617,269	$25.74

Vested and exercisable at June 30, 2014	733,078	$16.53	6.34	$21,894	—	—
Vested and expected to vest at June 30, 2014	1,164,018	$19.96	7.07	$30,780	518,195	$25.84

        During fiscal 2014, 2013 and 2012, the weighted average grant-date fair value of RSUs granted was $33.07, $23.46 and $15.52, respectively. During fiscal 2014, 2013 and 2012 the total fair value of vested shares from RSU grants amounted to $22.2 million, $22.5 million and $14.0 million, respectively.

        As of June 30, 2014, the total future unrecognized compensation cost related to stock options and RSUs was $4.0 million and $13.2 million, respectively, and is expected to be recorded over a weighted average period of 2.3 years and 2.4 years, respectively.

        The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $19.9 million, $55.7 million and $14.6 million, respectively. We received $8.7 million, $21.1 million and $8.9 million in cash proceeds from option exercises during fiscal 2014, 2013 and 2012, respectively. We paid $7.8 million, $7.7 million and $4.6 million for withholding taxes on vested RSUs during fiscal 2014, 2013 and 2012, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Stock-Based Compensation (Continued)

        At June 30, 2014, common stock reserved for future issuance or settlement under equity compensation plans was 6.6 million shares.

        The compensation committee and Board of Directors completed its annual program grant for fiscal 2015 and authorized and approved the grant of 331,742 RSUs and 281,085 stock options with a grant date of August 1, 2014.

(7) Income Taxes

        Income (loss) before provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Domestic	$121,329	$54,587	$(14,086)
Foreign	7,204	2,851	(1,066)

Income (loss) before provision for (benefit from) income taxes	$128,533	$57,438	$(15,152)

        The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations is composed of the following:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Federal—
Current	$—	$—	$—
Deferred	32,996	7,867	(3,409)
State—
Current	528	136	191
Deferred	1,005	693	33
Foreign—
Current	7,785	7,068	3,292
Deferred	436	(3,588)	(1,451)

	$42,750	$12,176	$(1,344)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Income Taxes (Continued)

        The provision for (benefit from) income taxes differs from that based on the federal statutory rate due to the following:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Federal tax provision (benefit) at statutory rate	$44,989	$20,103	$(5,303)
State income taxes	78	88	124
Subpart F and dividend income	6,667	4,456	4,189
Foreign taxes and rate differences	1,881	2,298	1,001
Stock-based compensation	631	900	2,968
Tax credits	(8,902)	(4,816)	(3,913)
Tax contingencies	(261)	(168)	(2,385)
Return to provision adjustments	150	(149)	442
Domestic production activity deduction	(2,443)	—	—
Valuation allowance	(16)	(1,813)	1,431
Benefit from foreign restructuring	—	(9,266)	—
Other	(24)	543	102

Provision for (benefit from) income taxes	$42,750	$12,176	$(1,344)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Income Taxes (Continued)

        Deferred tax assets (liabilities) consist of the following at June 30, 2014 and 2013:

	Year Ended June 30,
	2014	2013
	(Dollars in Thousands)
Deferred tax assets:
Federal and state credits	$4,354	$4,918
Foreign tax credits	4,752	33,310
Federal and state loss carryforwards	104	6,221
Capital loss carryforwards	8,012	8,076
Foreign loss carryforwards	1,672	1,653
Deferred revenue	4,823	4,198
Restructuring accruals	26	34
Other reserves and accruals	6,074	4,834
Intangible assets	419	719
Property, leasehold improvements, and other basis differences	2,005	2,829
Other temporary differences	3,065	3,504

	35,306	70,296
Deferred tax liabilities:
Deferred revenue	(194)	(151)
Intangible assets	(1,295)	(1,444)
Property, leasehold improvements, and other basis differences	(298)	(16)
Other temporary differences	(826)	(677)

	(2,613)	(2,288)
Valuation allowance	(9,959)	(9,943)

Net deferred tax assets	$22,734	$58,065

        As of June 30, 2014, we have available U.S. federal net operating loss carryforwards of $106.8 million which relate to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) that will be credited to additional paid in capital when such deductions reduce taxes payable as determined based on a "with-and-without" approach. APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs relating to such benefits are not included in the table above.

        We have foreign net operating loss carryforwards of $6.9 million which will expire beginning in 2019 and others with no expiration date. We also have federal and state research and development tax credits, and alternative minimum tax (AMT) credit carryforwards of $ 4.4 million. The research and development tax credits expire at various dates from 2019 through 2034, while the AMT credit carryforwards have an unlimited carryforward period.

        In fiscal 2014 and fiscal 2013, we recorded reductions in the income taxes payable of $0.7 million and $0.5 million, respectively, with an increase to additional paid in capital, for the benefits of excess stock-based compensation deductions recognized during the period in the United States and United Kingdom.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Income Taxes (Continued)

        In fiscal 2013, we restructured our Canadian affiliate, AspenTech Canada Ltd (ATC). The restructuring was considered a deemed liquidation for tax purposes resulting in (i) the elimination of a deferred tax liability of $9.3 million associated with a basis difference and (ii) recognition of a capital loss for tax purposes of $22.2 million.

        Our valuation allowance for deferred tax assets was $10.0 million and $9.9 million as of June 30, 2014 and 2013 respectively. The most significant portion of the valuation allowance is attributable to a reserve against the U.S. capital loss carryforward deferred tax asset of $8.0 million discussed in the preceding paragraph.

        We have determined that we underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during fiscal 2011. As such, the utilization of certain tax attributes is subject to an annual limitation. The annual limitation is not expected to impact the realizability of the deferred tax assets.

        For fiscal 2014, our income tax provision included amounts determined under the provisions of ASC 740 intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." Tax liabilities were recorded as a component of our income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.

        A reconciliation of the reserve for uncertain tax positions is as follows:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Uncertain tax positions, beginning of year	$22,031	$21,906	$24,835
Gross increases—tax positions in prior period	112	1,150	2,072
Gross decreases—tax positions in prior period	—	—	(1,468)
Gross increases—tax positions in current period	—	—	—
Gross decreases—lapse of statutes	(823)	(1,172)	(2,954)
Currency translation adjustment	(127)	147	(579)

Uncertain tax positions, end of year	$21,193	$22,031	$21,906

        At June 30, 2014, the total amount of unrecognized tax benefits is $21.2 million, and of that amount, $18.4 million, if recognized, would reduce the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as provision for (benefit from) income taxes. At June 30, 2014, we had approximately $2.0 million of accrued interest and $1.0 million of penalties related to uncertain tax positions. We recorded a benefit for interest and penalties of approximately $0.1 million during fiscal 2014. We do not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.

        Fiscal years 2007-2013 are subject to audit in the United States and Canada.

        Subsidiaries of Aspen Technology in a number of countries outside of the U.S. and Canada are also subject to tax audits. We estimate that the effects of such tax audits are not material to our consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Commitments and Contingencies

Operating Leases

        We lease certain facilities and various office equipment under non-cancellable operating leases with terms in excess of one year. Rental expense, including short term leases, maintenance charges and taxes on leased facilities, was approximately $7.1 million, $6.7 million and $6.3 million for fiscal years 2014, 2013 and 2012, respectively.

        Future minimum lease payments under these leases and scheduled sublease payments as of June 30, 2014 are as follows:

Year Ended June 30,	Gross Payments	Scheduled Sublease Payments	Net Payments
	(Dollars in Thousands)
2015	$8,639	$159	$8,480
2016	6,800	159	6,641
2017	4,255	13	4,242
2018	3,847	—	3,847
2019	3,584	—	3,584
Thereafter	21,401	—	21,401

Total	$48,526	$331	$48,195

        Due to various restructuring activities (refer to Note 4) in past years we have vacated certain of our leased space and are subleasing a portion of this space. Sublease rental payments received during fiscal 2014, 2013 and 2012 were $0.2 million, $0.8 million and $3.1 million, respectively. Scheduled sublease payments in connection with these activities are included in the table above.

        In January 2014, we entered into a lease agreement for our new principal executive offices to be located in Bedford, Massachusetts. The initial term of the lease with respect to 105,874 square feet of office space will commence on November 1, 2014, and on February 1, 2015 with respect to an additional 36,799 square feet of space. The initial term of the lease will expire approximately ten years and five months following the term commencement date. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each. Base annual rent is subject to escalating payments over the term of the lease and will range between approximately $2.2 million and $3.9 million in addition to our proportionate share of operating expenses and real estate taxes. Future minimum non-cancelable lease payments amount to approximately $35.8 million over the lease term and are included in the table above. Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises are estimated to total approximately $8.9 million, net of a tenant improvement allowance. Payments of $2.0 million for binding contractual obligations related to the new facility capital expenditures are expected to be made in fiscal 2015.

        Standby letters of credit for $2.2 million secure our performance on professional services contracts and certain facility leases. The letters of credit expire at various dates through fiscal 2025.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Commitments and Contingencies (Continued)

Legal Matters

        In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation, including proceedings related to intellectual property rights. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer's expectations. In March 2014, a judgment was issued in favor of the claimant customer against us in the amount of approximately $2.6 million plus interest and a portion of legal fees. We have filed an appeal of the judgment.

        While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters, as of June 30, 2014 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at June 30, 2014, and are not material to our financial position for the periods then ended. As of June 30, 2014, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys' fees and costs, diversion of management resources and other factors.

(9) Retirement and Profit Sharing Plans

        We maintain a defined contribution retirement plan under Section 401(k) of the IRC covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee's pretax contribution. We made matching contributions of approximately $2.0 million, $1.9 million and $1.8 million in fiscal 2014, 2013 and 2012, respectively. Additionally, we participate in certain government mandated and defined contribution plans throughout the world for which we comply with all funding requirements.

(10) Segment and Geographic Information

        Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. Our chief operating decision maker is our President and Chief Executive Officer.

        Prior to fiscal 2014, we had three operating and reportable segments: license; SMS, training and other; and professional services. As our customers have transitioned to our aspenONE licensing model, legacy SMS revenue has decreased and has been offset by a corresponding increase in revenue from aspenONE licensing arrangements and from point product arrangements with Premier Plus SMS (for further information on transition to the aspenONE licensing model and its impact on revenue and our results of operations, please refer to Note 2). As a result, legacy SMS revenue is no longer significant in relation to our total revenue and no longer represents a significant line of business.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Segment and Geographic Information (Continued)

        We manage legacy SMS as a part of our broader software licensing business and assess business performance on a combined basis. Our President and Chief Executive Officer evaluates software licensing and maintenance on an aggregate basis in deciding how to assess performance. Effective July 1, 2013, we re-aligned our operating and reportable segments into i) subscription and software and ii) services.

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

        The following table presents a summary of our reportable segments' profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Year Ended June 30, 2014:
Segment revenue	$350,486	$40,967	$391,453
Segment expenses(1)	(183,378)	(32,547)	(215,925)

Segment profit	$167,108	$8,420	$175,528

Year Ended June 30, 2013:
Segment revenue	$276,585	$34,802	$311,387
Segment expenses(1)	(176,319)	(30,200)	(206,519)

Segment profit	$100,266	$4,602	$104,868

Year Ended June 30, 2012:
Segment revenue	$213,465	$29,669	$243,134
Segment expenses(1)	(173,387)	(31,508)	(204,895)

Segment profit (loss)	$40,078	$(1,839)	$38,239

(1)
Our reportable segments' operating expenses include expenses directly attributable to the segments. Segment expenses do not include allocations of general and administrative; restructuring; interest income, net; and other (income) expense, net. As a result of operating and reportable segments realignment, certain costs are more directly attributable to our new operating segments. Starting with fiscal 2014, segment expenses include selling and marketing, research and development, stock-based compensation and certain corporate expenses incurred in support of the segments. Prior to fiscal 2014, segment expenses included certain allocations of selling and marketing; general and administrative; and research and development and did not include restructuring and other corporate expenses incurred in support of these functions.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Segment and Geographic Information (Continued)

Reconciliation to Income (Loss) Before Provision for (Benefit from) Income Taxes

        The following table presents a reconciliation of total segment operating profit to income (loss) before provision for (benefit from) income taxes:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Total segment profit for reportable segments	$175,528	$104,868	$38,239
General and administrative	(45,819)	(49,273)	(53,547)
Restructuring charges	15	5	301
Other income (expense), net	(2,278)	(1,117)	(3,519)
Interest income (net)	1,087	2,955	3,374

Income (loss) before provision for (benefit from) income taxes	$128,533	$57,438	$(15,152)

Geographic Information:

        Revenue to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenue are as follows:

	Year Ended June 30,
	2014	2013	2012
United States	35.5%	38.5%	29.5%
Europe	30.2	29.3	33.7
Other(1)	34.3	32.2	36.8

	100.0%	100.0%	100.0%

(1)
Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.

        During fiscal 2014, 2013 and 2012, there were no customers that individually represented greater than 10% of our total revenue.

        We have long-lived assets of approximately $16.7 million that are located domestically and $16.8 million that reside in other geographic locations as of June 30, 2014.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Quarterly Financial Data (Unaudited)

        The following tables present quarterly consolidated statement of operations data for fiscal 2014 and 2013. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars and Shares in Thousands, Except per Share Data)
Total revenue	$101,532	$103,587	$98,769	$87,565
Gross profit	88,653	88,299	86,326	75,487
Income from operations	37,361	31,402	36,112	24,849
Net income	26,678	20,843	23,263	14,999
Net income per common share:
Basic	$0.29	$0.23	$0.25	$0.16
Diluted	$0.29	$0.22	$0.25	$0.16
Weighted average shares outstanding:
Basic	91,916	92,414	92,839	93,410
Diluted	92,710	93,365	93,816	94,522

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars and Shares in Thousands, Except per Share Data)
Total revenue	$83,264	$79,357	$77,309	$71,457
Gross profit	70,276	66,708	64,936	59,119
(Loss) income from operations	15,383	16,334	14,929	8,954
Net (loss) income	20,399	10,513	9,937	4,413
Net (loss) income per common share:
Basic	$0.28	$0.11	$0.11	$0.05
Diluted	$0.28	$0.11	$0.10	$0.05
Weighted average shares outstanding:
Basic	93,680	93,730	93,512	93,428
Diluted	95,257	95,400	95,463	95,670

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
3.1	Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2	By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2

4.1	Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

10.1	Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and Teachers Insurance and Annuity Association of America regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.1

10.1a	First Amendment to Lease Agreement dated May 5, 1997 between Aspen Technology, Inc. and Beacon Properties, L.P., successor-in-interest to Teachers Insurance and Annuity Association of America		10-K	September 28, 2000	10.2

10.1b	Second Amendment to Lease Agreement dated August 14, 2000 between Aspen Technology, Inc. and EOP-Ten Canal Park, L.L.C., successor-in-interest to Beacon Properties, L.P.		10-K	September 28, 2000	10.3

10.1c	Fourth Amendment dated September 5, 2007 to Lease Agreement dated January 30, 1992 between Aspen Technology, Inc. and MA-Ten Canal Park, L.L.C.		10-K	April 11, 2008	10.1c

10.2	Sublease Agreement dated September 5, 2007 between Aspen Technology, Inc. and EOP Canal Leaseco LLC regarding 10 Canal Park, Cambridge, Massachusetts		10-K	April 11, 2008	10.2

10.3	Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington, Massachusetts		10-K	April 11, 2008	10.3

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.4	Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts		10-Q	January 30, 2014	10.1

10.5	System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

10.6	Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

10.7	Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13

10.7a	Rider No. 1 dated December 14, 1994, to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13a

10.7b	Rider No. 2 dated September 4, 2001 to Vendor Program Agreement dated March 29, 1990 between Aspen Technology, Inc. and General Electric Capital Corporation		10-K	April 11, 2008	10.13b

10.7c	Waiver and Consent Agreement dated March 31, 2009 between Aspen Technology, Inc. and General Electric Capital Corporation and affiliates		10-K	June 30, 2009	10.13c

10.8	Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 17, 2004	10.1

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.8a	First Amendment dated June 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15a

10.8b	Second Amendment dated September 30, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.1

10.8c	Third Amendment dated December 31, 2004 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	March 15, 2005	10.8

10.8d	Fifth Amendment dated April 1, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2005	10.1

10.8e	Sixth Amendment dated December 29, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15f

10.8f	Seventh Amendment dated July 17, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15g

10.8g	Eighth Amendment dated September 15, 2006 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15h

10.8h	Ninth Amendment dated January 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 10, 2007	10.3

			Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number

10.8i	Tenth Amendment dated April 13, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15j

10.8j	Eleventh Amendment dated June 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15k

10.8k	Twelfth Amendment dated October 16, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15l

10.8l	Thirteenth Amendment dated December 12, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	April 11, 2008	10.15m

10.8m	Fourteenth Amendment dated December 28, 2007 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		8-K	January 7, 2008	10.2

10.8n	Fifteenth Amendment dated January 24, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.2

10.8o	Sixteenth Amendment dated May 15, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.3

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.8p		Seventeenth Amendment dated November 14, 2008 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.4

10.8q		Eighteenth Amendment dated January 30, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 19, 2009	10.5

10.8r		Nineteenth Amendment dated May 15, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	June 30, 2009	10.15s

10.8s		Twentieth Amendment dated November 3, 2009 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	November 9, 2009	10.15t

10.8t		Twenty First Amendment dated June 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 8, 2011	10.1

10.8u		Twenty Second Amendment dated December 7, 2010 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	February 8, 2011	10.2

10.8v		Twenty Third Amendment dated February 16, 2011 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-Q	May 1, 2012	10.1

10.9	^	Aspen Technology, Inc. 1995 Stock Option Plan		S-8	September 9, 1996	4.5

10.10	^	Aspen Technology, Inc. Amended and Restated 1995 Directors Stock Option Plan		10-K	April 11, 2008	10.37

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.11	^	Aspen Technology, Inc. Restated 2001 Stock Option Plan		10-K	September 28, 2006	10.54

10.12	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2001 Restated Stock Option Plan		10-Q	November 14, 2006	10.7

10.13	^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)		10-K	November 9, 2009	10.39

10.14	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.15	^	Form of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

10.16	^	Form of Restricted Stock Unit Agreement- G Granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.16d		Fourth Amendment dated March 8, 2005 to Non-Recourse Receivables Purchase Agreement dated December 31, 2003 between Silicon Valley Bank and Aspen Technology, Inc.		10-K	August 15, 2013	10.15d

10.17	^	Terms and Conditions of Restricted Stock Unit Agreement Granted under 2005 Stock Incentive Plan		10-K	November 9, 2009	10.43

10.18	^	Aspen Technology, Inc. 2010 Equity Incentive Plan		8-K	April 21, 2010	10.1

10.19	^	Form of Terms and Conditions of Restricted Stock Unit Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan		10-K	September 2, 2010	10.42

10.20	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan		10-K	September 2, 2010	10.43

10.21	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.22	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2012)		8-K	July 20, 2011	10.1

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.23	^	Amended Executive Annual Incentive Plan (Fiscal Year 2012)		10-Q	November 1, 2011	10.1

10.24	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013)		8-K	July 26, 2012	10.1

10.25	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013), as amended		8-K	October 30, 2012	10.1

10.26	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2014)		8-K	July 25, 2013	10.1

10.27	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2015)		8-K	July 25, 2014	10.1

10.28	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco and Antonio J. Pietri)		10-Q	February 9, 2010	10.1

10.29	^	Form of Amended and Restated Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Antonio J. Pietri)	X

10.30	^	Amended and Restated Employment and Change of Control Agreement effective October 3, 2007 between Aspen Technology, Inc. and Mark E. Fusco		10-K	April 11, 2008	10.50

10.31	^	Offer letter dated April 24, 2013 by and between Aspen Technology, Inc and Antonio J. Pietri		10-K	August 15, 2013	10.28

10.32	^	Amended and Restated Executive Retention Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri		10-K	August 15, 2013	10.29

10.33	^	Non-Competition and Non-Solicitation Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri		10-K	August 15, 2013	10.30

21.1		Subsidiaries of Aspen Technology, Inc.	X

Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
23.1		Consent of KPMG LLP	X

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS		Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema Document	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X

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