Form 10-Q
period 2014-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2014-10-28
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34630

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

As of October 21, 2014, there were 90,471,242 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

ASPENONE is one of our registered trademarks. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2015” refers to the year ended June 30, 2015).

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$98,743	$78,683
Services and other	8,383	8,882
Total revenue	107,126	87,565
Cost of revenue:
Subscription and software	5,201	4,620
Services and other	7,180	7,458
Total cost of revenue	12,381	12,078
Gross profit	94,745	75,487
Operating expenses:
Selling and marketing	21,618	22,931
Research and development	16,268	15,834
General and administrative	12,225	11,876
Restructuring charges	—	(3)
Total operating expenses	50,111	50,638
Income from operations	44,634	24,849
Interest income	135	387
Interest expense	(3)	(18)
Other income (expense), net	188	(804)
Income before provision for income taxes	44,954	24,414
Provision for income taxes	15,987	9,415
Net income	$28,967	$14,999
Net income per common share:
Basic	$0.32	$0.16
Diluted	$0.32	$0.16
Weighted average shares outstanding:
Basic	91,183	93,410
Diluted	91,891	94,522

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in Thousands)

Net income	$28,967	$14,999
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax effects of $21 and ($42) for the three months ended September 30, 2014 and 2013	(39)	77
Foreign currency translation adjustments	(1,529)	1,336
Total other comprehensive income (loss)	(1,568)	1,413
Comprehensive income	$27,399	$16,412

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2014	2014
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$193,134	$199,526
Short-term marketable securities	72,352	67,619
Accounts receivable, net	24,775	38,532
Current portion of installments receivable, net	412	640
Unbilled services	1,113	1,656
Prepaid expenses and other current assets	9,065	10,567
Prepaid income taxes	701	605
Current deferred tax assets	7,104	10,537
Total current assets	308,656	329,682
Long-term marketable securities	23,635	31,270
Non-current installments receivable, net	551	811
Property, equipment and leasehold improvements, net	9,513	7,588
Computer software development costs, net	1,349	1,390
Goodwill	18,596	19,276
Non-current deferred tax assets	11,207	12,765
Other non-current assets	4,728	5,190
Total assets	$378,235	$407,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,961	$412
Accrued expenses and other current liabilities	26,136	34,984
Income taxes payable	997	2,168
Current deferred revenue	213,545	228,940
Total current liabilities	242,639	266,504
Non-current deferred revenue	43,267	45,942
Other non-current liabilities	22,340	11,850
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized— 3,636 shares as of September 30, 2014 and June 30, 2014
Issued and outstanding— none as of September 30, 2014 and June 30, 2014	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares
Issued— 101,188,994 shares at September 30, 2014 and 101,033,740 shares at June 30, 2014
Outstanding— 90,766,389 shares at September 30, 2014 and 91,661,850 shares at June 30, 2014	10,119	10,103
Additional paid-in capital	595,223	591,324
Accumulated deficit	(235,067)	(264,034)
Accumulated other comprehensive income	7,803	9,372
Treasury stock, at cost—10,422,605 shares of common stock at September 30, 2014 and 9,371,890 shares at June 30, 2014	(308,089)	(263,089)
Total stockholders’ equity	69,989	83,676
Total liabilities and stockholders’ equity	$378,235	$407,972

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$28,967	$14,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,352	1,202
Net foreign currency (gains) losses	(660)	564
Stock-based compensation	4,204	4,387
Deferred income taxes	15,560	8,618
Provision for bad debts	(1,329)	20
Excess tax benefits from stock-based compensation	(72)	(41)
Other non-cash operating activities	462	73
Changes in assets and liabilities:
Accounts receivable	14,990	1,152
Unbilled services	527	194
Prepaid expenses, prepaid income taxes, and other assets	1,242	870
Installments receivable	253	3,029
Accounts payable, accrued expenses, and other liabilities	(7,889)	(9,477)
Deferred revenue	(17,664)	323
Net cash provided by operating activities	39,943	25,913
Cash flows from investing activities:
Purchase of marketable securities	(11,985)	(7,974)
Maturities of marketable securities	14,513	4,538
Purchase of property, equipment and leasehold improvements	(2,891)	(915)
Capitalized computer software development costs	(136)	(219)
Net cash used in investing activities	(499)	(4,570)
Cash flows from financing activities:
Exercise of stock options	1,050	2,933
Repurchases of common stock	(45,000)	(28,919)
Payment of tax withholding obligations related to restricted stock	(1,411)	(2,449)
Excess tax benefits from stock-based compensation	72	41
Net cash used in financing activities	(45,289)	(28,394)
Effect of exchange rate changes on cash and cash equivalents	(547)	223
Decrease in cash and cash equivalents	(6,392)	(6,828)
Cash and cash equivalents, beginning of period	199,526	132,432
Cash and cash equivalents, end of period	$193,134	$125,604

Supplemental disclosure of cash flow information:
Income taxes paid, net	$1,551	$1,330
Interest paid	3	18

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2014, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the full fiscal year.

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

Revenue related to our aspenONE licensing model and to term point product license arrangements with Premier Plus SMS is recognized over the term of the arrangement on a ratable basis. The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections.

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

•                  Since fiscal 2010, revenue from annually renewable SMS arrangements (“legacy SMS revenue”) has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the full contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

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

(b)         Revenue Recognition

We generate revenue from the following sources: (1) licensing software products and SMS; and (2) providing professional services and training. We sell our software products to end users under fixed-term and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license arrangements, which are generally payable on an annual basis. Many of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the number of tokens purchased by the customer.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three months ended September 30, 2014.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for our legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on revenue during the three months ended September 30, 2014.

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

In certain circumstances, professional services revenue may be recognized over a time period longer than the period over which the services are performed.  If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In circumstances in which professional services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed or (ii) the license term.  When we provide professional services considered essential to the functionality of the software, we recognize the combined revenue from the sale of the software and related services using the completed contract or percentage-of-completion method.

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

(c)          Loss Contingencies

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria. Please refer to Note 11 for discussion of these matters and related liability accruals.

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency gains and losses were $0.2 million and ($0.8) million during the three months ended September 30, 2014 and 2013, respectively.

(e)          Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 was issued by the FASB as a part of the joint project with the International Accounting Standards Board to clarify revenue recognition principles and develop a common revenue standard for GAAP and International Financial Reporting Standards.

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

(f)            Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of September 30, 2014 and June 30, 2014:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
September 30, 2014:
U.S. corporate bonds	$72,352	$72,356	$20	$(24)
Total short-term marketable securities	$72,352	$72,356	$20	$(24)

U.S. corporate bonds	$23,635	$23,680	$—	$(45)
Total long-term marketable securities	$23,635	$23,680	$—	$(45)

June 30, 2014:
U.S. corporate bonds	$67,619	$67,587	$39	$(7)
Total short-term marketable securities	$67,619	$67,587	$39	$(7)

U.S. corporate bonds	$31,270	$31,290	$1	$(21)
Total long-term marketable securities	$31,270	$31,290	$1	$(21)

Our marketable securities are classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on investments are recognized in earnings as incurred. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from October 2014 through May 2016 as of September 30, 2014 and from July 2014 through May 2016 as of June 30, 2014, respectively.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of September 30, 2014 and 2013, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the three month periods then ended. Unrealized losses are attributable to changes in interest rates.

4. Goodwill

During fiscal 2014, we re-aligned our reporting units to reflect our revised operating and reportable segment structure (refer to Note 12). Prior to fiscal 2014, we had three reporting units: license; SMS, training and other; and professional services. During fiscal 2014, we re-aligned our reporting units into subscription and software; and services. As a result of this re-alignment, goodwill assigned to the subscription and software reporting unit included combined goodwill of the license; and SMS, training and other reporting units. The carrying amount of goodwill of the services reporting unit was zero at September 30, 2014, June 30, 2014 and June 30, 2013 and consisted of a fully impaired gross goodwill of $5.1 million.

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the three months ended September 30, 2014 and fiscal year ended June 30, 2014 were as follows:

Amount
(Dollars in Thousands)
Balance as of June 30, 2013:
Goodwill	$84,701
Accumulated impairment losses	(65,569)
$19,132

Effect of currency translation	144

Balance as of June 30, 2014:
Goodwill	$84,845
Accumulated impairment losses	(65,569)
$19,276

Effect of currency translation	(680)

Balance as of September 30, 2014:
Goodwill	$84,165
Accumulated impairment losses	(65,569)
$18,596

We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level. We first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine, based on this assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The first step requires us to determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount of impairment, if any, is measured based upon the implied fair value of goodwill at the valuation date.

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2013, and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended September 30, 2014.

5.   Income Taxes

The effective tax rate for the periods presented is primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended September 30, 2014 was 35.6% as compared to 38.6% for the corresponding period of the prior fiscal year. During the three months ended September 30, 2014 and 2013, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, predominately a U.S. domestic production activity deduction, slightly offset by non-deductible stock-based compensation expense. Our effective tax rate for the three months ended September 30, 2014 and 2013 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

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

Cash equivalents of $176.0 million and $175.9 million as of September 30, 2014 and June 30, 2014, respectively, are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $96.0 million and $98.9 million as of September 30, 2014 and June 30, 2014, respectively, are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

7.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of September 30, 2014 and June 30, 2014.

	Gross	Allowance	Net
	(Dollars in Thousands)

September 30, 2014:
Accounts receivable	$27,253	$2,478	$24,775
	$27,253	$2,478	$24,775

June 30, 2014:
Accounts receivable	$41,997	$3,465	$38,532
	$41,997	$3,465	$38,532

As of September 30, 2014, one customer’s receivable balance represented approximately 18% of our total receivables. The balance was collected subsequent to September 30, 2014.

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	September 30, 2014	June 30, 2014
	(Dollars in Thousands)

Royalties and outside commissions	$3,685	$3,596
Payroll and payroll-related	10,752	19,347
Other	11,699	12,041
Total accrued expenses and other current liabilities	$26,136	$34,984

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	September 30, 2014	June 30, 2014
	(Dollars in Thousands)

Deferred rent	$283	$402
Other*	22,057	11,448
Total other non-current liabilities	$22,340	$11,850

*                                         Other is comprised primarily of our net reserve for uncertain tax liabilities of $19.9 million and $9.3 million as of September 30, 2014 and June 30, 2014, respectively. We account for unrecognized tax benefits in accordance with ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In accordance with ASU 2013-11, liabilities for uncertain tax positions should be presented net of deferred tax assets for net operating losses and tax credit carryforwards if they are available to settle any additional income tax liabilities. During the three months ended September 30, 2014, we recorded an increase of $0.3 million in other non-current liabilities related to our reserve for uncertain tax positions as a component of our income tax expense. We also increased our reserve for U.S. uncertain tax positions by $10.3 million for liabilities previously netted against our U.S. deferred tax asset. This increase was a balance sheet reclassification and was not recorded as component of our income tax expense.

8.  Stock-Based Compensation

General Award Terms

We issue stock options and restricted stock units (RSUs) to our employees and outside directors, pursuant to stockholder-approved equity compensation plans. Option awards are granted with an exercise price equal to the market closing price of our stock on the trading day prior to the grant date; those options generally vest over four years and expire within 7 or 10 years of grant. RSUs generally vest over four years. Historically, our practice has been to settle stock option exercises and RSU vesting through newly-

issued shares.

Stock Compensation Accounting

Our stock-based compensation is accounted for as awards of equity instruments. Our policy is to issue new shares upon the exercise of stock awards. We use the “with-and-without” approach for determining if excess tax benefits are realized under ASC 718.

We utilize the Black-Scholes option valuation model for estimating the fair value of options granted. The Black-Scholes option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the option, the risk-free interest rate, dividend yield and the market value of our common stock. The expected stock price volatility is determined based on our stock’s historic prices over a period commensurate with the expected life of the award. The expected life of an option represents the period for which options are expected to be outstanding as determined by historic option exercises and post-vesting cancellations. The risk-free interest rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the options granted. The expected dividend yield is zero, based on our history and expectation of not paying dividends on common shares. We recognize compensation costs on a straight-line basis, net of estimated forfeitures, over the requisite service period for time-vested awards.

The weighted average estimated fair value of option awards granted during the three months ended September 30, 2014 and 2013 was $13.64 and $11.34, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	September 30,
	2014	2013
Risk-free interest rate	1.5%	1.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.5	4.6
Expected volatility factor	35.0%	39.4%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$338	$301
Selling and marketing	750	1,111
Research and development	991	856
General and administrative	2,125	2,119
Total stock-based compensation	$4,204	$4,387

A summary of stock option and RSU activity under all equity plans for the three months ended September 30, 2014 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	1,246,528	$20.30		$32,543	617,269	$25.74
Granted	281,085	43.44			331,742	43.44
Settled (RSUs)	—				(111,476)	28.19
Exercised	(80,692)	13.01			—
Cancelled / Forfeited	(13,622)	24.01			(15,624)	23.87
Outstanding at September 30, 2014	1,433,299	$25.21	7.58	$19,590	821,911	$32.59

Vested and exercisable at September 30, 2014	749,652	$18.51	6.52	$14,579	—

Vested and expected to vest as of September 30, 2014	1,344,667	$24.78	7.51	$18,888	715,416	$32.70

The weighted average grant-date fair value of RSUs granted during the three months ended September 30, 2014 and 2013 was $43.44 and $32.54, respectively. During the three months ended September 30, 2014 and 2013, the total fair value of shares vested from RSU grants was $4.3 million and $7.2 million, respectively.

At September 30, 2014, the total future unrecognized compensation cost related to stock options and RSUs was $6.4 million and $22.3 million, respectively, and is expected to be recorded over a weighted average period of 2.9 years and 3.0 years, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was $2.3 million and $6.4 million, respectively. We received $1.1 million and $2.9 million in cash proceeds from option exercises during the three months ended September 30, 2014 and 2013, respectively.  We paid $1.4 million and $2.4 million for withholding taxes on vested RSUs during the three months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, common stock reserved for future issuance or settlement under equity compensation plans was 6.4 million shares.

9.  Stockholders’ Equity

Stock Repurchases

On April 23, 2014, our Board of Directors approved a share repurchase program for up to $200 million worth of our common stock and terminated the previous program that had been approved by the Board of Directors on April 23, 2013. The previous program had an authorized value of up to $150 million and remaining capacity of approximately $37.5 million when terminated. The timing and amount of any shares repurchased are based on market conditions and other factors. All share repurchases of our common stock have been recorded as treasury stock under the cost method.

We repurchased 1,050,715 shares of our common stock for $45.0 million during the three months ended September 30, 2014. We repurchased 3,110,114 shares of our common stock for $121.8 million during fiscal 2014. As of September 30, 2014, the remaining dollar value under the stock repurchase program approved on April 23, 2014 was $130.1 million.

Accumulated Other Comprehensive Income

As of September 30, 2014, accumulated other comprehensive income was comprised of foreign translation adjustments of $7.8 million and net unrealized losses on available for sale securities of less than $0.1 million. As of September 30, 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $8.7 million and net unrealized gains on available for sale securities of less than $0.1 million.

As of June 30, 2014, accumulated other comprehensive income was comprised of foreign translation adjustments of $9.4 million and net unrealized gains on available for sale securities of less than $0.1 million. As of June 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $7.3 million and net unrealized losses on available for sale securities of $0.1 million.

10.  Net Income Per Share

Basic income per share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted income per share is determined by dividing net income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted net income per share based on the treasury stock method.

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended
	September 30,
	2014	2013
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$28,967	$14,999

Weighted average shares outstanding	91,183	93,410

Dilutive impact from:
Share-based payment awards	708	1,112
Dilutive weighted average shares outstanding	91,891	94,522

Income per share
Basic	$0.32	$0.16
Dilutive	$0.32	$0.16

For the three months ended September 30, 2014 and 2013, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, options to purchase 285,700 shares of our common stock were not included in the computation of dilutive weighted average shares outstanding, as of September 30, 2014, because their exercise prices ranged from $43.44 per share to $47.40 per share and were greater than the average market price of our common stock.  The options were outstanding as of September 30, 2014 and expire at various dates through July 31, 2024.

The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013
	(Shares in Thousands)

Employee equity awards	633	764

11. Commitments and Contingencies

Operating Leases

During fiscal 2014, we entered into a lease agreement for our new principal executive offices to be located in Bedford, Massachusetts. The initial term of the lease will commence on November 1, 2014 with respect to 105,874 square feet of office space, and on February 1, 2015 with respect to an additional 36,799 square feet of space. The initial term of the lease will expire approximately ten years and five months following the term commencement date. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each. Future minimum non-cancelable lease payments amount to approximately $35.7 million over the lease term. As of September 30, 2014, estimated aggregate capital expenditures with respect to the build out of our newly leased premises in Bedford, Massachusetts, including leasehold improvements, furniture and equipment, are expected to total approximately $8.4 million, net of a tenant improvement allowance, of which $7.3 million represent binding contractual obligations. As of September 30, 2014, we have made cumulative payments of approximately $3.1 million under these obligations and expect to make remaining payments of $4.2 million during fiscal 2015.

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

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of September 30, 2014 that, in the opinion of management, were reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at September 30, 2014, and were not material to our financial position for the periods then ended. As of September 30, 2014, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys’ fees and costs, diversion of management resources and other factors.

12.  Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. Our chief operating decision maker is our President and Chief Executive Officer.

Prior to fiscal 2014, we had three operating and reportable segments: license; SMS, training and other; and professional services. During fiscal 2014, we re-aligned our operating and reportable segments into i) subscription and software; and ii) services, in order to conform our segment structure to the manner in which our President and Chief Executive Officer manages our business.

The subscription and software segment is engaged in the licensing of process optimization software solutions and associated support services. The services segment includes professional services and training.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2 in the financial statements of our Form 10-K for the year ended June 30, 2014). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to present assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of our reportable segments’ profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Three Months Ended September 30, 2014
Segment revenue	$98,743	$8,383	$107,126
Segment expenses (1)	(43,087)	(7,180)	(50,267)
Segment profit	$55,656	$1,203	$56,859
Three Months Ended September 30, 2013
Segment revenue	$78,683	$8,882	$87,565
Segment expenses (1)	(43,385)	(7,458)	(50,843)
Segment profit	$35,298	$1,424	$36,722

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses do not include allocations of general and administrative; restructuring; interest income, net; and other (income) expense, net. As a result of the operating and reportable segments realignment, certain costs are more directly attributable to our new operating segments. Starting with fiscal 2014, segment expenses include selling and marketing, research and development, stock-based compensation and certain corporate expenses incurred in support of the segments. Prior to fiscal 2014, segment expenses included certain allocations of selling and marketing; general and administrative; and research and development and did not include restructuring and other corporate expenses incurred in support of these functions.

Reconciliation to Income Before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in Thousands)

Total segment profit for reportable segments	$56,859	$36,722
General and administrative	(12,225)	(11,876)
Restructuring charges	—	3
Other income (expense), net	188	(804)
Interest income (net)	132	369
Income before income taxes	$44,954	$24,414

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

Our fiscal year ends on June 30th, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2015” refers to the year ending on June 30, 2015). Unless the context indicates otherwise, references in this report to “we”, “us” and “our” refer to Aspen Technology, Inc. and its subsidiaries.

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

Revenue related to our aspenONE licensing model and to term point product license arrangements with Premier Plus SMS is recognized over the term of the arrangement on a ratable basis. The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. The revenue transition will not be fully completed until the end of fiscal 2015. As of September 30, 2014, a significant percentage of our active license agreements have been transitioned to our aspenONE licensing model.

Impact of Licensing Model Changes

The principal accounting implications of the changes to our licensing model in fiscal 2010 are as follows:

•                  Prior to fiscal 2010, the majority of our license revenue was recognized on an upfront basis. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, the changes to our licensing model resulted in a reduction in our software license revenue for fiscal 2010, 2011 and 2012 as compared to the fiscal years preceding our licensing model changes. These changes did not impact the incurrence or timing of our expenses, and there was no corresponding expense reduction to offset the lower revenue, resulting in operating losses for fiscal 2010, 2011 and 2012.  By fiscal 2013, a sufficient number of license arrangements had been renewed on the aspenONE licensing model to generate ratable revenue sufficient to support an operating profit. The revenue transition will not be fully completed until the end of fiscal 2015.

•                  The transition will not be complete until the remaining term license agreements executed under our upfront revenue model reach the end of their original term. Many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010, and consequently, a number of agreements executed under the upfront revenue model will not reach the end of their original term until the end of fiscal 2015.

•                  Since fiscal 2010, revenue from annually renewable SMS arrangements (“legacy SMS revenue”) has decreased, and been offset by a corresponding increase in subscription and software revenue as customers have transitioned to our aspenONE licensing model. Under our aspenONE licensing model and for point product arrangements with Premier Plus SMS included for the full contract term, the entire arrangement fee, including the SMS component, is included within subscription and software revenue.

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

For additional information about the recognition of revenue under the upfront revenue model and our aspenONE licensing model, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2014.  Due to the accounting implications resulting from the changes to our licensing model, we believe that a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, including revenue, gross profit, operating income and net income, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize a number of non-GAAP and other key business metrics, including those described below under “Key Business Metrics,” to track our business performance during the transition period to our aspenONE licensing model. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

Segments Re-alignment

Prior to fiscal 2014, we had three operating and reportable segments: license; SMS, training and other; and professional services. During fiscal 2014, we re-aligned our operating and reportable segments into i) subscription and software; and ii) services, in order to conform our segment structure to the manner in which our chief operating decision maker manages our business.

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

Revenue

We generate revenue primarily from the following sources:

•                                          Subscription and software.  We provide integrated process optimization software solutions designed specifically for process industries. We license our software products, together with SMS, primarily on a term basis, and we offer extended payment options for our term license arrangements that generally require annual payments, which we also refer to as installments. We provide customers technical support, access to software fixes and updates and the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Our technical support services are provided from our customer support centers throughout the world, as well as via email and through our support website.

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

Cost of Revenue

Cost of Subscription and Software.  Our cost of subscription and software revenue consists of (i) royalties, (ii) amortization of capitalized software and purchased technology intangibles, (iii) distribution fees, (iv) costs of providing Premier Plus SMS bundled with our aspenONE licensing and point product arrangements, and (v) costs of providing legacy SMS.

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

Interest Expense.  During the three months ended September 30, 2014 and 2013, interest expense was comprised of miscellaneous interest charges.

Other Income (Expense), Net.  Other income (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.

Provision for Income Taxes. Provision for income taxes is comprised of domestic and foreign taxes. We record interest and penalties related to income tax matters as a component of income tax expense. We expect the amount of income tax expense to vary each reporting period depending upon fluctuations in our taxable income by jurisdiction.

Key Business Metrics

Background

The changes to our licensing model resulted in a reduction in our product-related revenue for each period starting with fiscal 2010, as compared to the fiscal years preceding our licensing model changes. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. As a result, we believe that a number of our performance indicators based on GAAP, including revenue, gross profit, operating income and net income, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize the following non-GAAP and other key business metrics to track our business performance as we continue transitioning to our aspenONE licensing model:

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

We also estimate a license-only TCV, which we refer to as TLCV, by removing the SMS portion of TCV using our historic estimated selling price for SMS. Our portfolio of active license agreements currently reflects a mix of (a) license agreements that include SMS for the entire license term and (b) legacy license agreements that do not include SMS. TLCV provides a consistent basis for assessing growth during the transition period as customers transition to arrangements that include SMS for the term of the arrangement.

We believe TCV and TLCV are useful metrics for analyzing our business performance while we are transitioning to our aspenONE licensing model or to point product arrangements with Premier Plus SMS included for the full term, and revenue comparisons between fiscal periods do not reflect the actual growth rate of our business. Comparing TCV and TLCV for different dates provides insight into the growth and retention rate of our business during the period between those dates.

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

We estimate that TLCV grew by approximately 1.7% during the first quarter of fiscal 2015, from $1.85 billion at June 30, 2014 to $1.88 billion at September 30, 2014. We estimate that TCV grew by approximately 1.7% during the first quarter of fiscal 2015, from $2.19 billion at June 30, 2014 to $2.23 billion at September 30, 2014. The growth was attributable primarily to an increase in the number of tokens or products sold.

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

We estimate that annual spend grew by approximately 1.4% during the first quarter of fiscal 2015, from $379.5 million at June 30, 2014 to $384.9 million at September 30, 2014. The growth was attributable primarily to an increase in the number of tokens or products sold.

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

The following table presents our total cost of revenue and total operating expenses, as adjusted for stock-based compensation expense, restructuring charges, and amortization of purchased technology intangibles, for the indicated periods:

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Total cost of revenue	$12,381	$12,078	$303	2.5%
Total operating expenses	50,111	50,638	(527)	(1.0)
Total expenses	62,492	62,716	(224)	(0.4)
Less:
Stock-based compensation	(4,204)	(4,387)	183	(4.2)
Restructuring charges	—	3	(3)	(100.0)
Amortization of purchased technology intangibles	(224)	(250)	26	(10.4)
Adjusted total costs (non-GAAP)	$58,064	$58,082	$(18)	—%

Total expenses decreased by $0.2 million during the three months ended September 30, 2014 as compared to the same period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs consist of total cost of revenue and total operating expenses, adjusted to exclude stock-based compensation, restructuring charges and amortization of purchased technology intangibles. Adjusted total costs during the three months ended September 30, 2014 were consistent with the corresponding period of the prior fiscal year. Adjusted total costs included lower commissions of $0.4 million, lower bad debt expense of $0.4 million, lower third-party subcontractor costs of $0.3 million related to professional services.  These decreases were partially offset by higher compensation-related costs of $0.3 million resulting from higher salaries and benefits of $0.5 million, partially offset by lower bonuses of $0.2 million, higher legal-related costs of $0.3 million, higher marketing-related costs of $0.2 million, and higher audit-related costs of $0.2 million and other net costs of $0.1 million.

Stock-based compensation expense decreased by $0.2 million primarily due to the impact of award forfeitures resulting from terminations that occurred during fiscal 2014 and certain awards reaching the end of their vesting period. These decreases were partially offset by increases associated with our August 2014 annual equity awards grant program.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) capitalized computer software development costs and (c) excess tax benefits from stock-based compensation.

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

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)

Net cash provided by operating activities	$39,943	$25,913
Purchase of property, equipment, and leasehold improvements	(2,891)	(915)
Capitalized computer software development costs	(136)	(219)
Excess tax benefits from stock-based compensation	72	41
Free cash flow (non-GAAP)	$36,988	$24,820

Total free cash flow increased $12.2 million during the three months ended September 30, 2014 as compared to the same period of the prior fiscal year.

Excess tax benefits are related to stock-based compensation tax deductions in excess of book compensation expense and reduce our income taxes payable. Excess tax benefits were recorded as increases to stockholders’ equity and cash flows from financing activities and decreases to cash flows from operating activities during the three months ended September 30, 2014 and 2013, respectively. Excess tax benefits were not recognized in our results of operations and net income during the periods then ended. As a result, we have excluded excess tax benefits from free cash flow to ensure consistent treatment of all tax expenses and benefits, irrespective of their source.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three months ended September 30, 2014

We allocate the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. If VSOE does not exist for an undelivered element in an arrangement, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. Under the upfront revenue model, the residual license fee is recognized upon delivery of the software provided all other revenue recognition criteria were met. Arrangements that qualified for upfront recognition during fiscal 2014 and prior periods included sales of perpetual licenses, amendments to existing legacy term arrangements and renewals of legacy term arrangements.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three months ended September 30, 2014

Services and Other Revenue

Professional Services Revenue

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

In certain circumstances, professional services revenue may be recognized over a time period longer than the period over which the services are performed. If the costs to complete a project are not estimable or the completion is uncertain, the revenue is recognized upon completion of the services. In circumstances in which professional services are sold as a single arrangement with, or in contemplation of, a new aspenONE license or point product arrangement with Premier Plus SMS, revenue is deferred and recognized on a ratable basis over the longer of (i) the period the services are performed, or (ii) the license term. When we provide professional services considered essential to the functionality of the software, we recognize the combined revenue from the sale of the software and related services using the completed contract or percentage-of-completion method.

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

Accounting for Income Taxes and Loss Contingencies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 for a discussion of our critical accounting policies and estimates related to accounting for income taxes and loss contingencies.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2014 and 2013:

	Three Months Ended				Increase / (Decrease)
	September 30,				Change
	2014		2013		%
	(Dollars in Thousands)
Revenue:
Subscription and software	$98,743	92.2%	$78,683	89.9%	25.5%
Services and other	8,383	7.8	8,882	10.1	(5.6)
Total revenue	107,126	100.0	87,565	100.0	22.3
Cost of revenue:
Subscription and software	5,201	4.9	4,620	5.3	12.6
Services and other	7,180	6.7	7,458	8.5	(3.7)
Total cost of revenue	12,381	11.6	12,078	13.8	2.5
Gross profit	94,745	88.4	75,487	86.2	25.5
Operating expenses:
Selling and marketing	21,618	20.2	22,931	26.2	(5.7)
Research and development	16,268	15.2	15,834	18.1	2.7
General and administrative	12,225	11.3	11,876	13.6	2.9
Restructuring charges	—	—	(3)	(0.0)	(100.0)
Total operating expenses	50,111	46.7	50,638	57.9	(1.0)
Income from operations	44,634	41.7	24,849	28.3	79.6
Interest income	135	0.1	387	0.4	(65.1)
Interest expense	(3)	(0.0)	(18)	(0.0)	(83.3)
Other income (expense), net	188	0.2	(804)	(0.9)	*
Income before provision for income taxes	44,954	42.0	24,414	27.8	84.1
Provision for income taxes	15,987	15.0	9,415	10.8	69.8
Net income	$28,967	$27.0%	$14,999	17.0%	* %

* Not meaningful

Revenue

Total revenue increased by $19.6 million during the three months ended September 30, 2014 as compared to the corresponding period of the prior fiscal year. The increase was attributable to higher subscription and software revenue of $20.1 million, partially offset by lower services and other revenue of $0.5 million.

Subscription and Software Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Subscription and software revenue	$98,743	$78,683	$20,060	25.5%
As a percent of revenue	92.2%	89.9%

The increase in subscription and software revenue during the three months ended September 30, 2014 as compared to the corresponding periods of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis.

We expect subscription and software revenue to continue to increase during fiscal 2015 as a result of: (i) having a larger base of license arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments. Please refer to “Transition to the aspenONE licensing model” and “Impact of Licensing Model Changes” sections above for additional information on the transition.

Services and Other Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Services and other revenue	$8,383	$8,882	$(499)	-5.6%
As a percent of revenue	7.8%	10.1%

Services and other revenue consists primarily of revenue related to professional services and training.

The decrease in services and other revenue of $0.5 million during the three months ended September 30, 2014 as compared to the corresponding period of the prior fiscal year was attributable to lower professional services revenue of $0.6 million, partially offset by higher training revenue of $0.1 million.

The period-over-period decrease in professional services revenue of $0.6 million during the three months ended September 30, 2014 was primarily attributable to a decrease of $1.1 million due to reduced level of project-related activity, partially offset by a revenue increase of $0.5 million due to the recognition of previously deferred revenue on professional service arrangements bundled with aspenONE transactions.

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

Gross Profit

Gross profit increased from $75.5 million during the three months ended September 30, 2013 to $94.7 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $20.1 million, offset by an increase of $0.6 million in cost of subscription and software revenue.

Gross profit margin increased from 86.2% during the three months ended September 30, 2013 to 88.4% during the corresponding period of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections below.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Cost of subscription and software revenue	$5,201	$4,620	$581	12.6%
As a percent of revenue	4.9%	5.3%

Cost of subscription and software revenue increased by $0.6 million during the three months ended September 30, 2014 as compared to the corresponding period of the prior fiscal year.  The increase was primarily attributable to higher personnel-related costs of $0.3 million, higher royalty costs of $0.2 million and other net costs of $0.1 million.

Subscription and software gross profit margin increased from 94.1% during the three months ended September 30, 2013 to 94.7% during the corresponding period of the current fiscal year as a result of subscription and software revenue growth of $20.1 million, offset by an increase of $0.6 million in cost of subscription and software revenue.

Cost of Services and Other Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Cost of services and other revenue	$7,180	$7,458	$(278)	-3.7%
As a percent of revenue	6.7%	8.5%

Cost of services and other revenue includes the cost of providing professional services and training.

Cost of services and other revenue during the three months ended September 30, 2014 was consistent with the corresponding period of the prior fiscal year.

Gross profit margin on services and other revenue decreased from 16.0% during the three months ended September 30, 2013 to 14.4% during the corresponding period of the current fiscal year primarily due to lower revenue of $0.5 million, partially offset by lower net costs of $0.3 million.

Selling and Marketing Expense

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Selling and marketing expense	$21,618	$22,931	$(1,313)	-5.7%
As a percent of revenue	20.2%	26.2%

The period-over-period decrease of $1.3 million in selling and marketing expense during the three months ended September 30, 2014 was primarily the result of lower compensation-related costs of $1.0 million, including lower commission expense, lower stock-based compensation expense of $0.4 million and other net costs of $0.1 million, partially offset by higher marketing-related costs of $0.2 million.

Research and Development Expense

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Research and development expense	$16,268	$15,834	$434	2.7%
As a percent of revenue	15.2%	18.1%

The period-over-period increase of $0.4 million in research and development expense during the three months ended September 30, 2014 was primarily attributable to higher overhead allocations.

General and Administrative Expense

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

General and administrative expense	$12,225	$11,876	$349	2.9%
As a percent of revenue	11.3%	13.6%

The period-over-period increase of $0.3 million in general and administrative expense during the three months ended September 30, 2014 was primarily attributable to higher legal costs of $0.3 million and other net costs of $0.4 million, partially offset by lower bad debt expense of $0.4 million.

Interest Income

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Interest income	$135	$387	$(252)	-65.1%
As a percent of revenue	0.1%	0.4%

The period-over-period decrease in interest income during the three months ended September 30, 2014 was attributable to the decrease of our installments receivable portfolio.

Other Income (Expense), Net

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Other income (expense), net	$188	$(804)	$992	*
As a percent of revenue	0.2%	(0.9)%

* Not meaningful

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

During the three months ended September 30, 2014 and 2013, other income (expense), net was comprised of $0.2 million and ($0.8) million of net currency gains and losses, respectively.

Provision for Income Taxes

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	$	%
	(Dollars in Thousands)

Provision for income taxes	$15,987	$9,415	$6,572	69.8%
Effective tax rate	35.6%	38.6%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended September 30, 2014 was 35.6% as compared to 38.6% for the corresponding period of the prior fiscal year.

We recognized an income tax expense of $16.0 million during the three months ended September 30, 2014 compared to $9.4 million during the corresponding period of the prior fiscal year. The $6.6 million period-over-period increase was primarily attributable to higher U.S. pre-tax profit.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of September 30, 2014, our principal sources of liquidity consisted of $193.1 million in cash and cash equivalents and $96.0 million of marketable securities. As of September 30, 2013, our principal sources of liquidity consisted of $125.6 million in cash and cash equivalents and $95.9 million of marketable securities.

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

Our cash equivalents of $176.0 million and $108.7 million consist primarily of money market funds as of September 30, 2014 and 2013, respectively. Our investments in marketable securities of $96.0 million and $95.9 million as of September 30, 2014 and 2013 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 20 months and from 2 months to 17 months, respectively. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$39,943	$25,913
Investing activities	(499)	(4,570)
Financing activities	(45,289)	(28,394)
Effect of exchange rates on cash balances	(547)	223
Decrease in cash and cash equivalents	$(6,392)	$(6,828)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Due to our increased profitability during fiscal 2014 and 2013, we have been utilizing our tax credits and net operating losses to offset U.S. corporate income taxes payable. We currently anticipate fully utilizing our tax credits and net operating losses due to continued expected profitability and to become a U.S. corporate tax payer by the end of fiscal 2016.

Cash from operating activities provided $39.9 million during the three months ended September 30, 2014. This amount resulted from net income of $29.0 million, adjusted for non-cash items of $19.5 million and net uses of cash of $8.6 million related to changes in working capital.

Non-cash items consisted primarily of deferred income tax expense of $15.6 million, stock-based compensation expense of $4.2 million, depreciation and amortization expense of $1.4 million and other net items of $0.4 million, partially offset by a reduction in bad debt expense of $1.3 million and net foreign currency gains of $0.7 million.

Cash used by working capital of $8.6 million was primarily attributable to cash outflows related to decreases in deferred revenue of $17.7 million and decreases in accounts payable, accrued expenses and other current liabilities of $7.9 million, partially offset by cash inflows related to decreases in accounts receivable of $15.0 million, decreases in prepaid expenses, prepaid income taxes and other assets of $1.2 million and other net items of $0.8 million.

Our installments receivable balance continues to decrease as a result of collecting payments on our term software license contracts for which revenue was recognized upfront. As a result, cash inflows generated from collections of installments receivable are expected to continue to decrease. Please refer to “Transition to the aspenONE licensing model” and “Impact of Licensing Model Changes” sections above for additional information on the transition.

Cash flows related to deferred revenue vary due to the timing of invoicing, in particular the anniversary dates of annual installments associated with multi-year software license arrangements.

Investing Activities

During the three months ended September 30, 2014, we used $0.5 million of cash for investing activities. The uses of cash consisted primarily of $12.0 million for purchases of marketable securities, capital expenditures of $2.9 million primarily related to our new principal executive offices to be located in Bedford, Massachusetts and other items of $0.1 million, partially offset by $14.5 million resulting from the maturities of marketable securities .

Please refer to the “Contractual Obligations” section below for further information on capital expenditures related to our new principal executive office.

Financing Activities

During the three months ended September 30, 2014, we used $45.3 million of cash for financing activities.  We used $45.0 million for repurchases of our common stock and $1.4 million for withholding taxes on vested and settled restricted stock units. Sources of cash in the period included proceeds of $1.1 million from the exercise of employee stock options.

Contractual Obligations

In January 2014, we entered into a lease agreement for our new principal executive offices to be located in Bedford, Massachusetts. The initial term of the lease will commence on November 1, 2014 with respect to 105,874 square feet of office space, and on February 1, 2015 with respect to an additional 36,799 square feet of space. The initial term of the lease will expire approximately ten years and five months following the term commencement date. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each. We have a one-time option to terminate the lease eight years following the commencement date, subject to a termination penalty of $4.1 million. Base annual rent will range between approximately $2.2 million and $3.9 million over the term of the lease in addition to our proportionate share of operating expenses and real estate taxes. Future minimum non-cancelable lease payments amount to approximately $35.7 million over the lease term, including payments of $0.9 million due in fiscal 2015.

As of September 30, 2014, estimated aggregate capital expenditures with respect to the build out of our newly leased premises in Bedford, Massachusetts, including leasehold improvements, furniture and equipment, are expected to total approximately $8.4 million, net of a tenant improvement allowance, of which $7.3 million represent binding contractual obligations. As of September 30, 2014, we have made cumulative payments of approximately $3.1 million under these obligations and expect to make remaining payments of $4.2 million during fiscal 2015, funded from our cash flows from operating activities.

Except for the commitments under the aforementioned lease agreement, we are not currently a party to any other material purchase contracts related to future capital expenditures, and we do not expect our future investment in capital expenditures to be materially different from recent levels.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 was issued by the FASB as a part of the joint project with the International Accounting Standards Board to clarify revenue recognition principles and develop a common revenue standard for GAAP and International Financial Reporting Standards.

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

Foreign Currency Risk

During the three months ended September 30, 2014 and 2013, 15.0% and 17.1% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three months ended September 30, 2014 and 2013. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended September 30, 2014 and 2013, we recorded $0.2 million and ($0.8) million of net foreign currency exchange gains and losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.5 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We attempt to mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than 1 month to 20 months as of September 30, 2014 and from 2 months to 17 months as of September 30, 2013, respectively. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at September 30, 2014 and 2013 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.6 million and $0.7 million, respectively, in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Item 4.         Controls and Procedures

a)             Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)             Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2014, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2014, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2014 Annual Report on Form 10-K remains current in material respects, with the exception of the revised risk factors below.

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States.

As of September 30, 2014, we operated in 32 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable adequately to staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three months ended September 30, 2014 and 2013. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

During the three months ended September 30, 2014 and 2013, 15.0% and 17.1% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three months ended September 30, 2014 and 2013, we did not enter into, and were not a party to, any derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2014 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 to 31, 2014	339,288	$45.51	339,288
August 1 to 31, 2014	338,266	$43.59	338,266
September 1 to 30, 2014	373,161	$39.69	373,161
Total	1,050,715	$42.83	1,050,715	$130,000,000

(1)         On April 23, 2014, our Board of Directors approved a share repurchase program for up to $200 million worth of our common stock. This share repurchase program replaced and terminated the prior program approved by the Board of Directors on April 23, 2013 that provided for repurchases of up to $150 million.

(2)         As of September 30, 2014, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 10,422,605 shares.

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

Aspen Technology, Inc.

Date: October 28, 2014	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2014	By:	/s/ MARK P. SULLIVAN
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