Form 10-Q
period 2014-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2015-01-28
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34630

ASPEN TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2739697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Crosby Drive
Bedford, Massachusetts	01730
(Address of principal executive offices)	(Zip Code)

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

As of January 21, 2015, there were 88,222,753 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

ASPENONE is one of our registered trademarks. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2015” refers to the year ending June 30, 2015).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$98,716	$88,924	$197,459	$167,607
Services and other	9,074	9,845	17,457	18,727
Total revenue	107,790	98,769	214,916	186,334
Cost of revenue:
Subscription and software	5,208	5,022	10,409	9,642
Services and other	7,057	7,421	14,237	14,879
Total cost of revenue	12,265	12,443	24,646	24,521
Gross profit	95,525	86,326	190,270	161,813
Operating expenses:
Selling and marketing	22,821	24,178	44,439	47,109
Research and development	15,957	15,016	32,225	30,850
General and administrative	10,226	11,020	22,451	22,893
Total operating expenses, net	49,004	50,214	99,115	100,852
Income from operations	46,521	36,112	91,155	60,961
Interest income	132	307	268	694
Interest expense	(4)	(8)	(7)	(26)
Other income (expense), net	(248)	(531)	(60)	(1,335)
Income before provision for income taxes	46,401	35,880	91,356	60,294
Provision for income taxes	15,937	12,617	31,924	22,032
Net income	$30,464	$23,263	$59,432	$38,262
Net income per common share:
Basic	$0.34	$0.25	$0.66	$0.41
Diluted	$0.34	$0.25	$0.65	$0.41
Weighted average shares outstanding:
Basic	89,942	92,839	90,562	93,124
Diluted	90,471	93,816	91,196	94,137

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013
	(Dollars in Thousands)

Net income	$30,464	$23,263	$59,432	$38,262
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax effects of $20 and $42 for the three and six months ended December 31, 2014, and $6 and $47 for the three and six months ended December 31, 2013	(39)	11	(78)	88
Foreign currency translation adjustments	(945)	(3)	(2,475)	1,333
Total other comprehensive income (loss)	(984)	8	(2,553)	1,421
Comprehensive income	$29,480	$23,271	$56,879	$39,683

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2014	2014
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$158,443	$199,526
Short-term marketable securities	72,675	67,619
Accounts receivable, net	19,578	38,532
Current portion of installments receivable, net	—	640
Unbilled services	639	1,656
Prepaid expenses and other current assets	9,015	10,567
Prepaid income taxes	696	605
Current deferred tax assets	4,920	10,537
Total current assets	265,966	329,682
Long-term marketable securities	25,334	31,270
Non-current installments receivable, net	498	811
Property, equipment and leasehold improvements, net	18,327	7,588
Computer software development costs, net	1,153	1,390
Goodwill	18,045	19,276
Non-current deferred tax assets	11,265	12,765
Other non-current assets	2,766	5,190
Total assets	$343,354	$407,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,250	$412
Accrued expenses and other current liabilities	31,984	34,984
Income taxes payable	1,983	2,168
Current deferred revenue	197,778	228,940
Total current liabilities	233,995	266,504
Non-current deferred revenue	40,634	45,942
Other non-current liabilities	31,005	11,850
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of December 31, 2014 and June 30, 2014 Issued and outstanding— none as of December 31, 2014 and June 30, 2014	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 101,283,764 shares at December 31, 2014 and 101,033,740 shares at June 30, 2014 Outstanding— 88,867,557 shares at December 31, 2014 and 91,661,850 shares at June 30, 2014	10,128	10,103
Additional paid-in capital	605,455	591,324
Accumulated deficit	(204,602)	(264,034)
Accumulated other comprehensive income	6,819	9,372
Treasury stock, at cost—12,416,207 shares of common stock at December 31, 2014 and 9,371,890 shares at June 30, 2014	(380,080)	(263,089)
Total stockholders’ equity	37,720	83,676
Total liabilities and stockholders’ equity	$343,354	$407,972

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,

	2014	2013
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$59,432	$38,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,858	2,479
Net foreign currency (gains) losses	(1,379)	1,079
Stock-based compensation	7,666	7,538
Deferred income taxes	21,773	16,791
Provision for bad debts	338	805
Tax benefits from stock-based compensation	7,684	83
Excess tax benefits from stock-based compensation	(7,684)	(83)
Other non-cash operating activities	782	896
Changes in assets and liabilities:
Accounts receivable	18,519	6,475
Unbilled services	990	1,171
Prepaid expenses, prepaid income taxes, and other assets	2,914	1,536
Installments receivable	980	8,345
Accounts payable, accrued expenses, and other liabilities	(5,254)	(5,651)
Deferred revenue	(35,844)	(7,470)
Net cash provided by operating activities	73,775	72,256
Cash flows from investing activities:
Purchases of marketable securities	(39,048)	(18,992)
Maturities of marketable securities	39,012	12,424
Purchases of property, equipment and leasehold improvements	(4,328)	(1,724)
Capitalized computer software development costs	(137)	(504)
Net cash used in investing activities	(4,501)	(8,796)
Cash flows from financing activities:
Exercises of stock options	1,515	4,430
Repurchases of common stock	(115,905)	(58,919)
Payments of tax withholding obligations related to restricted stock	(2,574)	(4,237)
Excess tax benefits from stock-based compensation	7,684	83
Net cash used in financing activities	(109,280)	(58,643)
Effect of exchange rate changes on cash and cash equivalents	(1,077)	228
(Decrease) increase in cash and cash equivalents	(41,083)	5,045
Cash and cash equivalents, beginning of period	199,526	132,432
Cash and cash equivalents, end of period	$158,443	$137,477

Supplemental disclosure of cash flow information:
Income taxes paid, net	$2,621	$5,045
Supplemental disclosure of non-cash investing and financing activities:
Landlord improvement allowance included in leasehold improvements and deferred rent liability	$6,064	$—
Purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	2,184	—
Common stock repurchases included in accrued expenses	1,712	—

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2014, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the full fiscal year.

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

Reclassifications

Certain line items in prior period financial statements have been reclassified to conform to the current period presentations.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and six months ended December 31, 2014.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for our legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on revenue during the three and six months ended December 31, 2014.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency (losses) were ($0.2) million and ($0.1) million during the three and six months ended December 31, 2014 and ($0.5) million and ($1.3) million during the three and six months ended December 31, 2013, respectively.

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

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of December 31, 2014 and June 30, 2014:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
December 31, 2014:
U.S. corporate bonds	$72,675	$72,722	$5	$(51)
Total short-term marketable securities	$72,675	$72,722	$5	$(51)

U.S. corporate bonds	$25,334	$25,397	$5	$(67)
Total long-term marketable securities	$25,334	$25,397	$5	$(67)

June 30, 2014:
U.S. corporate bonds	$67,619	$67,587	$39	$(7)
Total short-term marketable securities	$67,619	$67,587	$39	$(7)

U.S. corporate bonds	$31,270	$31,290	$1	$(21)
Total long-term marketable securities	$31,270	$31,290	$1	$(21)

Our marketable securities are classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income, net of tax.

Realized gains and (losses) on investments are recognized in earnings as incurred. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from January 2015 through August 2016 as of December 31, 2014 and from July 2014 through May 2016 as of June 30, 2014.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of December 31, 2014 and 2013, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the three and six months periods then ended. Unrealized losses are attributable to changes in interest rates.

4. Goodwill

During fiscal 2014, we re-aligned our reporting units to reflect our revised operating and reportable segment structure (refer to Note 12). Prior to fiscal 2014, we had three reporting units: license; SMS, training and other; and professional services. During fiscal 2014, we re-aligned our reporting units into subscription and software; and services. As a result of this re-alignment, goodwill assigned to the subscription and software reporting unit included combined goodwill of the license; and SMS, training and other reporting units. The carrying amount of goodwill of the services reporting unit was zero at December 31, 2014, June 30, 2014 and June 30, 2013 and consisted of fully impaired gross goodwill of $5.1 million.

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the six months ended December 31, 2014 and fiscal year ended June 30, 2014 were as follows:

Amount
(Dollars in Thousands)
Balance as of June 30, 2013:
Goodwill	$84,701
Accumulated impairment losses	(65,569)
$19,132

Effect of currency translation	144

Balance as of June 30, 2014:
Goodwill	$84,845
Accumulated impairment losses	(65,569)
$19,276

Effect of currency translation	(1,231)

Balance as of December 31, 2014:
Goodwill	$83,614
Accumulated impairment losses	(65,569)
$18,045

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2014, and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

5.   Income Taxes

The effective tax rate for the periods presented is primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended December 31, 2014 was 34.3% as compared to 35.2% for the corresponding period of the prior fiscal year. Our effective tax rate for the six months ended December 31, 2014 was 34.9% as compared to 36.5% for the corresponding period of the prior fiscal year. During the three and six months ended December 31, 2014 and 2013, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, including non-deductible stock-based compensation expense, slightly offset by a benefit from a U.S. domestic production activity deduction. Our effective tax rate for the three and six months ended December 31, 2014 and 2013 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

We use the “with and without” ordering approach to calculate our tax provision.  This methodology requires us to utilize all other tax attributes before recognizing excess tax benefits. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits are not included as a component of deferred tax assets. When realized, excess tax benefits reduce income taxes payable and increase additional paid in capital. During the second quarter of fiscal 2015, we recognized $7.7 million from excess tax benefits.  In our unaudited consolidated statements of cash flows, the excess tax benefits are reported as both a $7.7 million source of cash flow from financing activities with an equivalent offsetting reduction to cash flow from operating activities.

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

Cash equivalents of $138.8 million and $175.9 million as of December 31, 2014 and June 30, 2014, respectively, are reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $98.0 million and $98.9 million as of December 31, 2014 and June 30, 2014, respectively, are reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that are directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

7.  Supplementary Balance Sheet Information

The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of December 31, 2014 and June 30, 2014.

	Gross	Allowance	Net
	(Dollars in Thousands)
December 31, 2014:
Accounts receivable	$22,042	$2,464	$19,578
	$22,042	$2,464	$19,578

June 30, 2014:
Accounts receivable	$41,997	$3,465	$38,532
	$41,997	$3,465	$38,532

As of December 31, 2014, one customer’s receivable balance represented approximately 19% of our total receivables.

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consist of the following:

	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Property, equipment and leasehold improvements - at cost:
Computer equipment	$11,252	$11,772
Purchased software	25,405	23,720
Furniture & fixtures	5,168	4,530
Leasehold improvements	10,568	3,448
Accumulated depreciation	(34,066)	(35,882)
Property, equipment and leasehold improvements - net	$18,327	$7,588

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	December 31, 2014	June 30, 2014
	(Dollars in Thousands)

Royalties and outside commissions	$3,288	$3,596
Payroll and payroll-related	13,574	19,347
Other	15,122	12,041
Total accrued expenses and other current liabilities	$31,984	$34,984

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	December 31, 2014	June 30, 2014
	(Dollars in Thousands)

Deferred rent (1)	$4,888	$402
Other (2)	26,117	11,448
Total other non-current liabilities	$31,005	$11,850

(1)     During the six months ended December 31, 2014, we received $6.1 million of landlord-funded leasehold improvements related to our new principal executive offices located in Bedford, Massachusetts.  The landlord-funded leasehold improvements are recorded as property, plant and equipment and deferred rent in our unaudited consolidated balance sheets as of December 31, 2014. The landlord-funded leasehold improvements were recorded as deferred rent and will be amortized as a reduction to rent expense over the life of the lease. During fiscal 2014, we made $1.5 million of improvements to the Bedford, Massachusetts offices that were determined to be owned by the landlord. As of June 30, 2014, the $1.5 million of improvements were recorded within other non-current assets in our consolidated balance sheets and reclassified as a reduction to deferred rent during the second quarter of fiscal 2015. The $1.5 million of improvements will be amortized as additional rent expense over the life of the lease. Please refer to Note 11 for further information on the lease.

(2)     Other is comprised primarily of our net reserve for uncertain tax liabilities of $23.7 million and $9.3 million as of December 31, 2014 and June 30, 2014, respectively. We account for unrecognized tax benefits in accordance with ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In accordance with ASU 2013-11, deferred tax assets should be presented net of liabilities for uncertain tax positions provided there are specific deferred tax assets available to settle the uncertain income tax liabilities. As of June 30, 2014, we had sufficient deferred tax assets available to settle a portion of our reserve for uncertain tax positions, and consequently, a only a portion of our total reserve for uncertain tax positions was reported as a non-current liability in our consolidated balance sheets.  As of December 31, 2014, we no longer had deferred tax assets available to net against our reserve for uncertain tax positions and the total reserve for uncertain tax liabilities is reported as a non-current liability. Our total reserve for uncertain tax positions was approximately $24.0 million as of December 31, 2014 and June 30, 2014.

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

Stock-Based Compensation Accounting

We recognize stock-based compensation expense on a straight-line basis, net of forfeitures, over the requisite service period for time-vested awards. Our share-based awards are accounted for as equity instruments. Our policy is to issue new shares upon the exercise of stock awards.

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

The weighted average estimated fair value of option awards granted during the three months ended December 31, 2013 was $10.86. There were no option awards granted during the three months ended December 31, 2014. The weighted average estimated fair value of option awards granted during the six months ended December 31, 2014 and 2013 was $13.64 and $11.33, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	December 31,
	2014	2013
Risk-free interest rate	1.5%	1.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.5	4.6
Expected volatility factor	35.0%	39.3%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$339	$327	$677	$628
Selling and marketing	754	710	1,504	1,821
Research and development	973	889	1,964	1,745
General and administrative	1,396	1,225	3,521	3,344
Total stock-based compensation	$3,462	$3,151	$7,666	$7,538

A summary of stock option and RSU activity under all equity plans for the six months ended December 31, 2014 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	1,246,528	$20.30	7.14	$32,543	617,269	$25.74
Granted	281,085	43.44			331,742	43.44
Settled (RSUs)	—				(211,020)	27.51
Exercised	(112,417)	13.48			—
Cancelled / Forfeited	(24,058)	25.22			(27,197)	25.45
Outstanding at December 31, 2014	1,391,138	$25.44	7.35	$15,754	710,794	$33.49

Vested and exercisable at December 31, 2014	800,889	$19.50	6.43	$12,831	—

Vested and expected to vest as of December 31, 2014	1,314,255	$25.00	7.28	$15,342	617,512	$33.58

The weighted average grant-date fair value of RSUs granted during the six months ended December 31, 2014 was $43.44, and during the three and six months ended December 31, 2013 was $38.10 and $32.61, respectively. There were no RSUs granted during the three months ended December 31, 2014. During the three months ended December 31, 2014 and 2013, the total fair value of shares vested from RSU grants was $3.5 million and $5.0 million, respectively, and during the six months ended December 31, 2014 and 2013 was $7.7 million and $12.2 million, respectively.

At December 31, 2014, the total future unrecognized compensation cost related to stock options and RSUs was $5.9 million and $20.6 million, respectively, and is expected to be recorded over a weighted average period of 2.8 years each, respectively.

The total intrinsic value of options exercised during the three months ended December 31, 2014 and 2013 was $0.7 million and $2.7 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2014 and 2013 was $3.0 million and $9.2 million, respectively. We received $1.5 million and $4.4 million in cash proceeds from option exercises during the six months ended December 31, 2014 and 2013, respectively.  We paid $2.7 million and $4.2 million for withholding taxes on vested RSUs during the six months ended December 31, 2014 and 2013, respectively.

At December 31, 2014, common stock reserved for future issuance or settlement under equity compensation plans was 6.3 million shares.

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

We repurchased 3,044,317 shares of our common stock for $117.0 million during the six months ended December 31, 2014. We repurchased 3,110,114 shares of our common stock for $121.8 million during fiscal 2014. As of December 31, 2014, the remaining dollar value under the stock repurchase program approved on April 23, 2014 was $58.1 million.

Accumulated Other Comprehensive Income

As of December 31, 2014 and 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $6.9 million and $8.6 million and net unrealized gains (losses) on available for sale securities of ($0.1 million) and less than $0.1 million, respectively. As of September 30, 2014 and 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $7.8 million and $8.7 million and net unrealized gains (losses) on available for sale securities of less than $0.1 million each, respectively.

As of June 30, 2014 and 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $9.4 million and $7.3 million and net unrealized gains (losses) on available for sale securities of less than $0.1 million and ($0.1 million), respectively.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$30,464	$23,263	$59,432	$38,262

Weighted average shares outstanding	89,942	92,839	90,562	93,124

Dilutive impact from:
Share-based payment awards	529	977	634	1,013
Dilutive weighted average shares outstanding	90,471	93,816	91,196	94,137

Income per share
Basic	$0.34	$0.25	$0.66	$0.41
Dilutive	$0.34	$0.25	$0.65	$0.41

For the three and six months ended December 31, 2014 and 2013, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, options to purchase 287,463 shares of our common stock were not included in the computation of dilutive weighted average shares outstanding, as of December 31, 2014, because their exercise prices ranged from $38.71 per share to $47.40 per share and were greater than the average market price of our common stock during the three and six months ended December 31, 2014.  These options were outstanding as of December 31, 2014 and expire at various dates through July 31, 2024.

The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Shares in Thousands)

Employee equity awards	832	312	640	652

11. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.1 million and $1.8 million during the three months ended December 31, 2014 and 2013 and $3.8 million and $3.6 million during the six months ended December 31, 2014 and 2013, respectively.

During fiscal 2014, we entered into a lease agreement for our new principal executive offices located in Bedford, Massachusetts. The lease commenced on November 1, 2014, has an initial term of 10 years and five months and is for 142,673 square feet of office space. We may extend the term of the lease, subject to certain terms and conditions, for two successive terms of five years each. Base annual rent is subject to escalating payments over the term of the lease and will range between approximately $2.2 million and $3.9 million in addition to our proportionate share of operating expenses and real estate taxes. Future minimum non-cancelable lease payments amount to approximately $35.7 million over the lease term. As of December 31, 2014, estimated aggregate capital expenditures related to the build out of our office space in Bedford, Massachusetts are expected to total approximately $9.2 million, of which $7.8 million represents binding contractual obligations. As of December 31, 2014, we have made cumulative payments of approximately $5.0 million under these obligations and expect to make remaining payments of $2.8 million during fiscal 2015. We occupied 105,874 square feet of the Bedford, Massachusetts facility on November 1, 2014 and expect to move into the remaining 36,799 square feet on February 1, 2015.

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

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of December 31, 2014 that, in the opinion of management, were reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at December 31, 2014, and were not material to our financial position for the six months period then ended. We do not believe that, as of December 31, 2014, there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys’ fees and costs, diversion of management resources and other factors.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2014
Segment revenue	$98,716	$9,074	$107,790
Segment expenses (1)	(43,986)	(7,057)	(51,043)
Segment profit	$54,730	$2,017	$56,747
Three Months Ended December 31, 2013
Segment revenue	$88,924	$9,845	$98,769
Segment expenses (1)	(44,216)	(7,421)	(51,637)
Segment profit	$44,708	$2,424	$47,132

Six Months Ended December 31, 2014
Segment revenue	$197,459	$17,457	$214,916
Segment expenses (1)	(87,073)	(14,237)	(101,310)
Segment profit	$110,386	$3,220	$113,606

Six Months Ended December 31, 2013
Segment revenue	$167,607	$18,727	$186,334
Segment expenses (1)	(87,601)	(14,879)	(102,480)
Segment profit	$80,006	$3,848	$83,854

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

Reconciliation to Income Before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Dollars in Thousands)

Total segment profit for reportable segments	$56,747	$47,132	$113,606	$83,854
General and administrative	(10,226)	(11,020)	(22,451)	(22,893)
Other income (expense), net	(248)	(531)	(60)	(1,335)
Interest income (net)	128	299	261	668
Income before income taxes	$46,401	$35,880	$91,356	$60,294

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

Revenue related to our aspenONE licensing model and to term point product license arrangements with Premier Plus SMS is recognized over the term of the arrangement on a ratable basis. The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. The revenue transition will not be fully completed until the end of fiscal 2015. As of December 31, 2014, a significant percentage of our active license agreements have been transitioned to our aspenONE licensing model.

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

For additional information about the recognition of revenue under the upfront revenue model and our aspenONE licensing model, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2014.  Due to the accounting implications resulting from the changes to our licensing model, we believe that a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, including revenue, gross profit, operating income and net income, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize a number of non-GAAP and other key business metrics, including those described below under “Key Business Metrics,” to track our business performance during the transition period to our aspenONE licensing model, which we expect will be completed by the end of fiscal 2015. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

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

For additional information on segment revenues and their operating results, please refer to Note 12 “Segment Information” in the Notes to the Unaudited Consolidated Financial Statements.

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

Restructuring Charges. Restructuring charges result from the closure or consolidation of our facilities, or from qualifying reductions in headcount. We did not incur any restructuring charges during the three and six months ended December 31, 2014. Restructuring charges amounted to less than $0.1 million in both three and six months periods ended December 31, 2013 and are presented within general and administrative expenses in our unaudited consolidated statements of operations during the periods then ended.

Other Income and Expenses

Interest Income.  Interest income is recorded for the accretion of interest on the installment payments of our term software license contracts when revenue is recognized upfront at net present value, and from the investment in marketable securities and short-term money market instruments.

Interest Expense.  During the three and six months ended December 31, 2014 and 2013, interest expense was comprised of miscellaneous interest charges.

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

Key Business Metrics

Background

The changes to our licensing model resulted in a reduction in our product-related revenue for each period starting with fiscal 2010, as compared to the fiscal years preceding our licensing model changes. Since the upfront model resulted in the net present value of multiple years of future installments being recognized at the time of shipment, we do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms and (ii) are renewed. As a result, we believe that a number of our performance indicators based on GAAP, including revenue, gross profit, operating income and net income, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize the following non-GAAP and other key business metrics to track our business performance during the transition period to our aspenONE licensing model, which we expect will be completed by the end of fiscal 2015:

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

We estimate that TLCV grew by approximately 4.5% during the second quarter of fiscal 2015, from $1.88 billion at September 30, 2014 to $2.0 billion at December 31, 2014, and by approximately 6.2% during the first half of fiscal 2015, from $1.85 billion at June 30, 2014.

We estimate that TCV grew by approximately 4.6% during the second quarter of fiscal 2015, from $2.23 billion at September 30, 2014 to $2.33 billion at December 31, 2014, and by approximately 6.4% during the first half of fiscal 2015, from $2.19 billion at June 30, 2014. The growth was attributable primarily to a larger number of tokens or products sold.

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

We estimate that annual spend grew by approximately 3.9% during the second quarter of fiscal 2015, from $384.9 million at September 30, 2014 to $399.9 million at December 31, 2014, and by approximately 5.4% during the first half of fiscal 2015, from $379.5 million at June 30, 2014. The growth was attributable primarily to a larger number of tokens or products sold.

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

Adjusted total costs are calculated as the sum of total cost of revenue and total operating expenses, adjusted for the net impact of (a) stock-based compensation expense; (b) restructuring charges; (c) amortization of purchased technology intangibles; and (d) expensing of non-capitalized acquired technology.

Non-capitalized acquired technology includes the cost of certain technology acquired as a part of a project to develop a commercially available product that does not meet the accounting definition of having reached technological feasibility. The cost of non-capitalized acquired technology is charged to research and development at the time of acquisition.  We did not incur any charges related to non-capitalized acquired technology during the three and six months ended December 31, 2014 and 2013.

The following table presents our adjusted total costs during the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands, Except Percentages)

Total cost of revenue	$12,265	$12,443	$(178)	(1.4)%	$24,646	$24,521	$125	0.5%
Total operating expenses	$49,004	$50,214	(1,210)	(2.4)	$99,115	$100,852	(1,737)	(1.7)
Total expenses	61,269	62,657	(1,388)	(2.2)	123,761	125,373	(1,612)	(1.3)
Less:
Stock-based compensation	(3,462)	(3,151)	(311)	9.9	(7,666)	(7,538)	(128)	1.7
Restructuring charges	—	(7)	7	(100.0)	—	(4)	4	(100.0)
Amortization of purchased technology intangibles	(224)	(224)	—	—	(448)	(473)	25	(5.3)
Adjusted total costs (non-GAAP)	$57,583	$59,275	$(1,692)	(2.9)%	$115,647	$117,358	$(1,711)	(1.5)%

Comparison of the Three Months Ended December 31, 2014 and 2013

Total expenses decreased by $1.4 million during the three months ended December 31, 2014 as compared to the corresponding period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs decreased by $1.7 million during the three months ended December 31, 2014 compared to the corresponding period of the prior fiscal year. The period-over-period decrease in adjusted total costs was primarily attributable to lower bad debt expense of $0.8 million, lower compensation-related costs of $0.7 million, a benefit of $0.9 million associated with collecting a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action. These decreases were partially offset by higher legal costs of $0.6 million, higher rent and depreciation expense of $0.6 million, and other net costs of $0.2 million.

Stock-based compensation expense increased by $0.3 million primarily due to the expense associated with our August 2014 annual equity awards grant program, partially offset by decreases related to certain awards reaching the end of their vesting period.

Comparison of the Six Months Ended December 31, 2014 and 2013

Total expenses decreased by $1.6 million during the six months ended December 31, 2014 as compared to the corresponding period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs during the six months ended December 31, 2014 decreased by $1.7 million compared to the corresponding period of the prior fiscal year. The period-over-period decrease in adjusted total costs was primarily attributable to lower bad debt expense of $1.1 million, lower compensation-related costs of $0.9 million, a benefit of $0.9 million associated with collecting a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action. These decreases were partially offset by higher legal costs of $0.9 million, higher depreciation expense of $0.5 million and higher rent expense of $0.3 million, and other net costs of $0.2 million.

Stock-based compensation expense during the six months ended December 31, 2014 was consistent with the same period of the prior fiscal year.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements; (b) capitalized computer software development costs;  (c) excess tax benefits from stock-based compensation; and (d) non-capitalized acquired technology.

Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes.  When realized, excess tax benefits reduce income taxes payable and increase additional paid in capital. In our unaudited consolidated statements of cash flows, excess tax benefits are considered a source of cash flow from financing activities. Utilization of deferred tax assets are treated as a source of cash from operating activities. We include excess tax benefits as a component of free cash flow to present consistent treatment of all tax expenses and benefits, irrespective of their source.

Non-capitalized acquired technology includes the cost of certain technology acquired as a part of a project to develop a commercially available product that does not meet the accounting definition of having reached technological feasibility. The cost of non-capitalized acquired technology is charged to research and development at the time of acquisition. We exclude the payment for the acquired technology from free cash flow to be consistent with the treatment of other transactions where acquired assets are capitalized. During the six months ended December 31, 2014, we did not make any payments for non-capitalized acquired technology.

We do not expect to recognize levels of revenue reflective of the value of our active license agreements until the remaining term license agreements executed under our upfront revenue model (i) reach the end of their original terms; and (ii) are renewed. As a result, we believe that our income statement profitability measures based on GAAP, such as total revenue, gross profit, operating income and net income, should be reviewed in conjunction with free cash flow to measure of our financial performance. Customer collections and, consequently, cash flows from operating activities and free cash flow are primarily driven by license and services billings, rather than the timing of revenue. The introduction of our aspenONE licensing model has not had an impact on cash receipts.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Six Months Ended December 31,
	2014	2013
	(Dollars in Thousands)

Net cash provided by operating activities	$73,775	$72,256
Purchases of property, equipment, and leasehold improvements	(4,328)	$(1,724)
Capitalized computer software development costs	(137)	$(504)
Excess tax benefits from stock-based compensation	7,684	$83
Free cash flow (non-GAAP)	$76,994	$70,111

Total free cash flow increased $6.9 million during the six months ended December 31, 2014 as compared to the same period of the prior fiscal year.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and six months ended December 31, 2014.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and six months ended December 31, 2014.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2014 and 2013

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Increase / (Decrease)	Six Months Ended		Increase / (Decrease)
	December 31,		Change	December 31,		Change
	2014	2013	%	2014	2013	%
	(Dollars in Thousands)

Revenue:
Subscription and software	$98,716	$88,924	11.0%	$197,459	$167,607	17.8%
Services and other	9,074	9,845	(7.8)	17,457	18,727	(6.8)
Total revenue	107,790	98,769	9.1	214,916	186,334	15.3
Cost of revenue:
Subscription and software	5,208	5,022	3.7	10,409	9,642	8.0
Services and other	7,057	7,421	(4.9)	14,237	14,879	(4.3)
Total cost of revenue	12,265	12,443	(1.4)	24,646	24,521	0.5
Gross profit	95,525	86,326	10.7	190,270	161,813	17.6
Operating expenses:
Selling and marketing	22,821	24,178	(5.6)	44,439	47,109	(5.7)
Research and development	15,957	15,016	6.3	32,225	30,850	4.5
General and administrative	10,226	11,020	(7.2)	22,451	22,893	(1.9)
Total operating expenses, net	49,004	50,214	(2.4)	99,115	100,852	(1.7)
Income from operations	46,521	36,112	28.8	91,155	60,961	49.5
Interest income	132	307	(57.0)	268	694	(61.4)
Interest expense	(4)	(8)	(50.0)	(7)	(26)	(73.1)
Other income (expense), net	(248)	(531)	(53.3)	(60)	(1,335)	(95.5)
Income before provision for income taxes	46,401	35,880	29.3	91,356	60,294	51.5
Provision for income taxes	15,937	12,617	26.3	31,924	22,032	44.9
Net income	$30,464	$23,263	31.0%	$59,432	$38,262	55.3%

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Subscription and software	91.6%	90.0%	91.9%	89.9%
Services and other	8.4	10.0	8.1	10.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.8	5.1	4.8	5.2
Services and other	6.5	7.5	6.6	8.0
Total cost of revenue	11.4	12.6	11.5	13.2
Gross profit	88.6	87.4	88.5	86.8
Operating expenses:
Selling and marketing	21.2	24.4	20.7	25.2
Research and development	14.8	15.2	15.0	16.6
General and administrative	9.5	11.2	10.4	12.3
Total operating expenses, net	45.5	50.8	46.1	54.1
Income from operations	43.2	36.6	42.4	32.7
Interest income	0.1	0.2	0.1	0.4
Interest expense	—	—	—	—
Other (expense) income, net	(0.2)	(0.5)	—	(0.7)
Income before provision for income taxes	43.0	36.3	42.5	32.4
Provision for income taxes	14.8	12.7	14.9	11.9
Net income	28.3%	23.6%	27.7%	20.5%

Revenue

Total revenue increased by $9.0 million and $28.6 million during the three and six months ended December 31, 2014 as compared to the corresponding periods of the prior fiscal year. The increase was attributable to higher subscription and software revenue of $9.8 million and $29.9 million, partially offset by lower services and other revenue of $0.8 million and $1.3 million, respectively.

Subscription and Software Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Subscription and software revenue	$98,716	$88,924	$9,792	11.0%	$197,459	$167,607	$29,852	17.8%
As a percent of revenue	91.6%	90.0%			91.9%	89.9%

The increase in subscription and software revenue during the three and six months ended December 31, 2014 as compared to the corresponding periods of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis.

We expect subscription and software revenue to continue to increase during fiscal 2015 as a result of: (i) having a larger base of license arrangements recognized on a ratable basis, (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments. Please refer to “Transition to the aspenONE licensing model” and “Impact of Licensing Model Changes” sections above for additional information on the transition.

Services and Other Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Services and other revenue	$9,074	$9,845	$(771)	-7.8%	$17,457	$18,727	$(1,270)	-6.8%
As a percent of revenue	8.4%	10.0%			8.1%	10.1%

Services and other revenue consists primarily of revenue related to professional services and training.

The decrease in services and other revenue of $0.8 million during the three months ended December 31, 2014 as compared to the corresponding period of the prior fiscal year was attributable primarily to lower professional services revenue.

The period-over-period decrease in professional services revenue of $0.8 million during the three months ended December 31, 2014 was primarily attributable to a decrease of $1.3 million due to lower level of customer activity, partially offset by a revenue increase of $0.5 million due to the timing of recognition of previously deferred revenue primarily related to professional service arrangements bundled with aspenONE transactions.

The decrease in services and other revenue of $1.3 million during the six months ended December 31, 2014 as compared to the corresponding period of the prior fiscal year was primarily attributable to lower professional services revenue.

The period-over-period decrease in professional services revenue of $1.4 million during the six months ended December 31, 2014 was primarily attributable to a decrease of $2.4 million due to lower level of customer activity, partially offset by a revenue increase of $1.0 million due to the timing of recognition of previously deferred revenue primarily related to professional service arrangements bundled with aspenONE transactions.

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

Gross Profit

Gross profit increased from $86.3 million during the three months ended December 31, 2013 to $95.5 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $9.8 million and consistent cost of subscription and software revenue.

Gross profit increased from $161.8 million during the six months ended December 31, 2013 to $190.3 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $29.9 million, offset by an increase of $0.8 million in cost of subscription and software revenue.

Gross profit margin increased from 87.4% and 86.8% during the three and six months ended December 31, 2013 to 88.6% and 88.5% during each of the corresponding periods of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections below.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Cost of subscription and software revenue	$5,208	$5,022	$186	3.7%	10,409	9,642	$767	8.0%
As a percent of revenue	4.8%	5.1%			4.8%	5.2%

Cost of subscription and software revenue during the three months ended December 31, 2014 was consistent with the corresponding period of the prior fiscal year.

Subscription and software gross profit margin was approximately 94% during the three months ended December 31, 2014 and remained consistent with the corresponding period of the prior fiscal year.

Cost of subscription and software revenue increased by $0.8 million during the six months ended December 31, 2014 as compared to the corresponding period of the prior fiscal year. The increase was primarily attributable to higher personnel-related costs of $0.4 million and other net costs of $0.4 million.

Subscription and software gross profit margin was approximately 94% during the six months ended December 31, 2014 and remained consistent with the corresponding period of the prior fiscal year.

Cost of Services and Other Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Cost of services and other revenue	$7,057	$7,421	$(364)	-4.9%	$14,237	$14,879	$(642)	-4.3%
As a percent of revenue	6.5%	7.5%			6.6%	8.0%

Cost of services and other revenue includes the cost of providing professional services and training.

Cost of services and other revenue during the three and six months ended December 31, 2014 was consistent with the corresponding period of the prior fiscal year.

Gross profit margin on services and other revenue decreased from 24.6% during the three months ended December 31, 2013 to 22.0% during the corresponding period of the current fiscal year primarily due to lower revenue of $0.8 million, partially offset by lower net costs of $0.4 million.

Gross profit margin on services and other revenue decreased from 20.5% during the six months ended December 31, 2013 to 18.4% during the corresponding period of the current fiscal year primarily due to lower revenue of $1.3 million, partially offset by lower net costs of $0.6 million.

Selling and Marketing Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Selling and marketing expense	$22,821	$24,178	$(1,357)	-5.6%	$44,439	$47,109	$(2,670)	-5.7%
As a percent of revenue	21.2%	24.4%			20.7%	25.2%

The period-over-period decrease of $1.4 million in selling and marketing expense during the three months ended December 31, 2014 was primarily attributable to lower compensation-related costs of $1.1 million, lower third-party commissions of $0.5 million and other net costs of $0.2 million. These decreases were partially offset by higher overhead allocations of $0.4 million.

The period-over-period decrease of $2.7 million in selling and marketing expense during the six months ended December 31, 2014 was primarily attributable to lower compensation-related costs of $2.1 million, lower third-party commissions of $0.6 million, and lower other net costs of $0.6 million. These decreases were partially offset by higher overhead allocations of $0.6 million.

Research and Development Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Research and development expense	$15,957	$15,016	$941	6.3%	$32,225	$30,850	$1,375	4.5%
As a percent of revenue	14.8%	15.2%			15.0%	16.6%

The period-over-period increase of $0.9 million in research and development expense during the three months ended December 31, 2014 was primarily attributable to higher overhead allocations of $0.4 million and other net items of $0.5 million.

The period-over-period increase of $1.4 million in research and development expense during the six months ended December 31, 2014 was primarily attributable to higher overhead allocations of $0.6 million and other net items of $0.8 million.

General and Administrative Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

General and administrative expense	$10,226	$11,020	$(794)	-7.2%	$22,451	$22,893	$(442)	-1.9%
As a percent of revenue	9.5%	11.2%			10.4%	12.3%

The period-over-period decrease of $0.8 million in general and administrative expense during the three months ended December 31, 2014 was primarily attributable to lower bad debt expense of $0.8 million, a benefit of $0.9 million associated with collecting a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action. These decreases were partially offset by higher legal costs of $0.5 million, and other net costs of $1.1 million.

The period-over-period decrease of $0.4 million in general and administrative expense during the six months ended December 31, 2014 was primarily attributable to lower bad debt expense of $1.1 million, a benefit of $0.9 million associated with collecting a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action. These decreases were partially offset by higher legal costs of $0.9 million, higher consultant costs of $0.5 million and other net costs of $0.9 million.

Interest Income

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Interest income	$132	$307	$(175)	-57.0%	$268	$694	$(426)	-61.4%
As a percent of revenue	0.1%	0.2%			0.1%	0.4%

The period-over-period decrease in interest income during the three and six months ended December 31, 2014 was attributable to the decrease of our installments receivable portfolio.

Other Income (Expense), Net

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Other income (expense), net	$(248)	$(531)	$283	-53.3%	$(60)	$(1,335)	$1,275	-95.5%
As a percent of revenue	-0.2%	-0.5%			0.0%	-0.7%

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and (losses).

During the three months ended December 31, 2014 and 2013, other income (expense), net was comprised of ($0.2) million and ($0.5) million of net currency losses, respectively.

During the six months ended December 31, 2014 and 2013, other income (expense), net was comprised of ($0.1) million and ($1.3) million of net currency losses, respectively.

Provision for Income Taxes

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)

Provision for income taxes	$15,937	$12,617	$3,320	26.3%	$31,924	$22,032	$9,892	44.9%
Effective tax rate	34.3%	35.2%			34.9%	36.5%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended December 31, 2014 was 34.3% as compared to 35.2% for the corresponding period of the prior fiscal year. Our effective tax rate for the six months ended December 31, 2014 was 34.9% as compared to 36.5% for the corresponding period of the prior fiscal year.

We recognized an income tax expense of $15.9 million and $31.9 million during the three and six months ended December 31, 2014 compared to $12.6 million and $22.0 million during the corresponding periods of the prior fiscal year. The period-over-period increases of $3.3 million and $9.9 million were primarily attributable to higher U.S. pre-tax profit.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of December 31, 2014, our principal sources of liquidity consisted of $158.4 million in cash and cash equivalents and $98.0 million of marketable securities. As of December 31, 2013, our principal sources of liquidity consisted of $137.5 million in cash and cash equivalents and $98.2 million of marketable securities.

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

Our cash equivalents of $138.8 million and $106.3 million consist primarily of money market funds as of December 31, 2014 and 2013, respectively. Our investments in marketable securities of $98.0 million and $98.2 million as of December 31, 2014 and 2013 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 20 months and from less than 1 month to 21 months, respectively. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended
	December 31,
	2014	2013
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$73,775	$72,256
Investing activities	(4,501)	(8,796)
Financing activities	(109,280)	(58,643)
Effect of exchange rates on cash balances	(1,077)	228
(Decrease) increase in cash and cash equivalents	$(41,083)	$5,045

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Due to our increased profitability during fiscal 2014 and 2013, we have been utilizing our tax credits and net operating losses to offset U.S. corporate income taxes payable. We anticipate fully utilizing our tax credits and net operating losses due to continued expected profitability and becoming a U.S. corporate tax payer by the end of fiscal 2016.

Cash from operating activities provided $73.8 million during the six months ended December 31, 2014. This amount resulted from net income of $59.4 million, adjusted for non-cash items of $32.0 million and net uses of cash of $17.7 million related to changes in working capital.

Non-cash items consisted primarily of deferred income tax expense of $21.8 million, stock-based compensation expense of $7.7 million, depreciation and amortization expense of $2.9 million and other net items of $1.0 million, partially offset by net foreign currency gains of $1.4 million.

Cash used by working capital of $17.7 million was primarily attributable to cash outflows related to decreases in deferred revenue of $35.8 million, decreases in accounts payable, accrued expenses and other current liabilities of $5.3 million, partially offset by cash inflows related to decreases in accounts receivable of $18.5 million, decreases in prepaid expenses, prepaid income taxes and other assets of $2.9 million and other net items of $2.0 million. Please refer to Note 11 “Commitments and Contingencies” in the Notes to the Unaudited Consolidated Financial Statements for further information on the lease.

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

During the second quarter of fiscal 2015, we recognized $7.7 million of excess tax benefits in our unaudited consolidated balance sheets. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits reduced our income tax liabilities and increased our additional paid in capital by $7.7 million and $0.1 million during the six months ended December 31, 2014 and 2013, respectively.  Excess tax benefits are considered a source of cash flows from financing activities.

Investing Activities

During the six months ended December 31, 2014, we used $4.5 million of cash for investing activities. The uses of cash consisted primarily of $39.0 million for purchases of marketable securities, capital expenditures of $4.3 million primarily related to our new principal executive offices located in Bedford, Massachusetts and other items of $0.1 million, partially offset by $39.0 million resulting from the maturities of marketable securities.

Please refer to the “Contractual Obligations” section below for further information on capital expenditures related to our new principal executive offices.

Financing Activities

During the six months ended December 31, 2014, we used $109.3 million of cash for financing activities. We used $115.9 million for repurchases of our common stock and $2.6 million for withholding taxes on vested and settled restricted stock units. Sources of cash during the period included proceeds of $1.5 million from the exercise of employee stock options. Cash used for financing activities during the six months ended December 31, 2014 includes realized benefits of $7.7 million from stock-based compensation tax deductions in excess of stock-based compensation expense recognized in our financial statements. These benefits reduced our income tax liabilities and increased our additional paid in capital during the six months ended December 31, 2014.

Contractual Obligations

During fiscal 2014, we entered into a lease agreement for our new principal executive offices located in Bedford, Massachusetts. The lease commenced on November 1, 2014, has an initial term of 10 years and five months and is for 142,673 square feet of office space. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each. We have a one-time option to terminate the lease on the last day of the eighth year following the lease term commencement date, subject to a termination penalty of $4.1 million. Base annual rent is subject to escalating payments over the term of the lease and will range between approximately $2.2 million and $3.9 million in addition to our proportionate share of operating expenses and real estate taxes. Future minimum non-cancelable lease payments amount to approximately $35.7 million over the lease term, including payments of $0.9 million due in fiscal 2015. We occupied 105,874 square feet of the Bedford, Massachusetts facility on November 1, 2014 and expect to move into the remaining 36,799 square feet on February 1, 2015.

As of December 31, 2014, estimated aggregate capital expenditures related to the build out of our office space in Bedford, Massachusetts are expected to total approximately $9.2 million, of which $7.8 million represents binding contractual obligations. As of December 31, 2014, we have made cumulative payments of approximately $5.0 million under these obligations and expect to make remaining payments of $2.8 million during fiscal 2015, funded from our cash flows from operating activities.

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

Foreign Currency Risk

During the three months ended December 31, 2014 and 2013, 15.0% and 15.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2014 and 2013, 15.0% and 16.2% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and six months ended December 31, 2014 and 2013. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended December 31, 2014 and 2013, we recorded ($0.2) million and ($0.5) million of net foreign currency exchange (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.5 million and $1.4 million for the three months ended December 31, 2014 and 2013, respectively.

During the six months ended December 31, 2014 and 2013, we recorded ($0.1) million and ($1.3) million of net foreign currency exchange (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $2.9 million and $3.0 million for the six months ended December 31, 2014 and 2013, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We attempt to mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than one month to 20 months as of December 31, 2014 and from less than one month to 21 months as of December 31, 2013, respectively. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at December 31, 2014 and 2013 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.6 million during each period in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Item 4.   Controls and Procedures

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three months ended December 31, 2014, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

As of December 31, 2014, we operated in 32 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable adequately to staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three and six months ended December 31, 2014 and 2013. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

During the three months ended December 31, 2014 and 2013, 15.0% and 15.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2014 and 2013, 15.0% and 16.2% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and six months ended December 31, 2014 and 2013, we did not enter into, and were not a party to, any derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2014 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 to 31, 2014	454,525	$36.45	454,525
November 1 to 30, 2014	533,495	$37.71	533,495
December 1 to 31, 2014	1,005,582	$35.11	1,005,582
Total	1,993,602	$36.11	1,993,602	$58,000,000

(1)         On April 23, 2014, our Board of Directors approved a share repurchase program for up to $200 million worth of our common stock. This share repurchase program replaced and terminated the prior program approved by the Board of Directors on April 23, 2013 that provided for repurchases of up to $150 million.

(2)         As of December 31, 2014, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 12,416,207 shares.

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

Aspen Technology, Inc.

Date: January 28, 2015	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2015	By:	/s/ MARK P. SULLIVAN
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