Form 10-Q
period 2015-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2015-04-28
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 21, 2015, there were 85,384,032 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$102,543	$91,309	$300,002	$258,916
Services and other	8,756	12,278	26,213	31,005
Total revenue	111,299	103,587	326,215	289,921
Cost of revenue:
Subscription and software	5,404	5,332	15,813	14,974
Services and other	6,905	9,956	21,142	24,835
Total cost of revenue	12,309	15,288	36,955	39,809
Gross profit	98,990	88,299	289,260	250,112
Operating expenses:
Selling and marketing	23,160	24,267	67,599	71,376
Research and development	20,323	21,791	52,548	52,641
General and administrative	13,776	10,839	36,227	33,732
Total operating expenses, net	57,259	56,897	156,374	157,749
Income from operations	41,731	31,402	132,886	92,363
Interest income	122	275	389	969
Interest expense	(1)	(6)	(8)	(32)
Other income (expense), net	414	(472)	354	(1,807)
Income before provision for income taxes	42,266	31,199	133,621	91,493
Provision for income taxes	14,096	10,356	46,020	32,388
Net income	$28,170	$20,843	$87,601	$59,105
Net income per common share:
Basic	$0.32	$0.23	$0.98	$0.64
Diluted	$0.32	$0.22	$0.97	$0.63
Weighted average shares outstanding:
Basic	87,355	92,414	89,509	92,891
Diluted	87,853	93,365	90,121	93,951

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars in Thousands)

Net income	$28,170	$20,843	$87,601	$59,105
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax effects of ($28) and $14 for the three and nine months ended March 31, 2015, and $5 and ($42) for the three and nine months ended March 31, 2014	53	(10)	(25)	78
Foreign currency translation adjustments	(1,846)	(70)	(4,321)	1,263
Total other comprehensive income (loss)	(1,793)	(80)	(4,346)	1,341
Comprehensive income	$26,377	$20,763	$83,255	$60,446

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2015	2014
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$143,962	$199,526
Short-term marketable securities	71,848	67,619
Accounts receivable, net	28,084	38,532
Current portion of installments receivable, net	380	640
Unbilled services	1,134	1,656
Prepaid expenses and other current assets	7,397	10,567
Prepaid income taxes	682	605
Current deferred tax assets	4,918	10,537
Total current assets	258,405	329,682
Long-term marketable securities	9,140	31,270
Non-current installments receivable, net	250	811
Property, equipment and leasehold improvements, net	18,459	7,588
Computer software development costs, net	1,161	1,390
Goodwill	17,026	19,276
Non-current deferred tax assets	11,120	12,765
Other non-current assets	1,504	5,190
Total assets	$317,065	$407,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,369	$412
Accrued expenses and other current liabilities	34,751	34,984
Income taxes payable	1,709	2,168
Current deferred revenue	236,025	228,940
Total current liabilities	275,854	266,504
Non-current deferred revenue	37,813	45,942
Other non-current liabilities	30,192	11,850
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized— 3,636 shares as of March 31, 2015 and June 30, 2014
Issued and outstanding— none as of March 31, 2015 and June 30, 2014		—
Stockholders’ equity (deficit):
Common stock, $0.10 par value— Authorized—210,000,000 shares
Issued— 101,390,162 shares at March 31, 2015 and 101,033,740 shares at June 30, 2014
Outstanding— 86,038,275 shares at March 31, 2015 and 91,661,850 shares at June 30, 2014	10,139	10,103
Additional paid-in capital	622,266	591,324
Accumulated deficit	(176,433)	(264,034)
Accumulated other comprehensive income	5,026	9,372
Treasury stock, at cost—15,351,887 shares of common stock at March 31, 2015 and 9,371,890 shares at June 30, 2014	(487,792)	(263,089)
Total stockholders’ equity (deficit)	(26,794)	83,676
Total liabilities and stockholders’ equity (deficit)	$317,065	$407,972

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$87,601	$59,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,616	3,855
Net foreign currency (gains) losses	(2,715)	1,444
Stock-based compensation	11,122	11,102
Deferred income taxes	21,317	25,827
Provision for bad debts	(471)	751
Tax benefits from stock-based compensation	21,843	137
Excess tax benefits from stock-based compensation	(21,843)	(137)
Other non-cash operating activities	1,401	1,358
Changes in assets and liabilities:
Accounts receivable	10,897	5,717
Unbilled services	485	667
Prepaid expenses, prepaid income taxes, and other assets	4,762	4,327
Installments receivable	822	11,933
Accounts payable, accrued expenses, and other liabilities	(1,198)	(1,248)
Deferred revenue	(222)	17,051
Net cash provided by operating activities	138,417	141,889
Cash flows from investing activities:
Purchases of marketable securities	(50,065)	(35,542)
Maturities of marketable securities	66,923	33,362
Purchases of property, equipment and leasehold improvements	(5,914)	(2,630)
Purchases of technology intangibles	—	(400)
Capitalized computer software development costs	(315)	(601)
Net cash provided by (used in) investing activities	10,629	(5,811)
Cash flows from financing activities:
Exercises of stock options	2,046	7,475
Repurchases of common stock	(222,878)	(88,919)
Payments of tax withholding obligations related to restricted stock	(3,874)	(5,935)
Excess tax benefits from stock-based compensation	21,843	137
Net cash used in financing activities	(202,863)	(87,242)
Effect of exchange rate changes on cash and cash equivalents	(1,747)	215
(Decrease) increase in cash and cash equivalents	(55,564)	49,051
Cash and cash equivalents, beginning of period	199,526	132,432
Cash and cash equivalents, end of period	$143,962	$181,483

Supplemental disclosure of cash flow information:
Income taxes paid, net	$2,933	$5,717
Supplemental disclosure of non-cash investing and financing activities:
Landlord improvement allowance included in leasehold improvements and deferred rent liability	$6,064	$—
Purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	1,913	—
Common stock repurchases included in accrued expenses	2,450	—

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2014, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and nine months ended March 31, 2015.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for our legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on revenue during the three and nine months ended March 31, 2015.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency gains (losses) were $0.4 million during each three-month and nine-month period ended March 31, 2015 and ($0.5) million and ($1.8) million during the three and nine months periods ended March 31, 2014, respectively.

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

3.  Marketable Securities

The amortized cost and unrealized holding gains (losses) on our marketable securities were as follows as of March 31, 2015 and June 30, 2014:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
March 31, 2015:
U.S. corporate bonds	$71,848	$71,863	$13	$(28)
Total short-term marketable securities	$71,848	$71,863	$13	$(28)

U.S. corporate bonds	$9,140	$9,152	$2	$(14)
Total long-term marketable securities	$9,140	$9,152	$2	$(14)

June 30, 2014:
U.S. corporate bonds	$67,619	$67,587	$39	$(7)
Total short-term marketable securities	$67,619	$67,587	$39	$(7)

U.S. corporate bonds	$31,270	$31,290	$1	$(21)
Total long-term marketable securities	$31,270	$31,290	$1	$(21)

Our marketable securities were classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) were reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and (losses) on investments were recognized in earnings as incurred. Our investments consisted primarily of investment grade fixed income corporate debt securities with maturity dates ranging from April 2015 through August 2016 as of March 31, 2015 and from July 2014 through May 2016 as of June 30, 2014.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of March 31, 2015 and 2014, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the three and nine months periods then ended. Unrealized losses were attributable to changes in interest rates.

4. Goodwill

During fiscal 2014, we re-aligned our reporting units to reflect our revised operating and reportable segment structure (refer to Note 12). Prior to fiscal 2014, we had three reporting units: license; SMS, training and other; and professional services. During fiscal 2014, we re-aligned our reporting units into subscription and software; and services. As a result of this re-alignment, goodwill assigned to the subscription and software reporting unit included combined goodwill of the license; and SMS, training and other reporting units. The carrying amount of goodwill of the services reporting unit was zero at March 31, 2015, June 30, 2014 and June 30, 2013 and consisted of fully impaired gross goodwill of $5.1 million.

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the nine months ended March 31, 2015 and fiscal year ended June 30, 2014 were as follows:

Amount
(Dollars in Thousands)
Balance as of June 30, 2013:
Goodwill	$84,701
Accumulated impairment losses	(65,569)
$19,132

Effect of currency translation	144

Balance as of June 30, 2014:
Goodwill	$84,845
Accumulated impairment losses	(65,569)
$19,276

Effect of currency translation	(2,250)

Balance as of March 31, 2015:
Goodwill	$82,595
Accumulated impairment losses	(65,569)
$17,026

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

 We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur.  We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2014, and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three and nine months ended March 31, 2015.

5.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended March 31, 2015 was 33.4% as compared to 33.2% for the corresponding period of the prior fiscal year. Our effective tax rate for the nine months ended March 31, 2015 was 34.4% as compared to 35.4% for the corresponding period of the prior fiscal year. During the three and nine months ended March 31, 2015 and 2014, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, including non-deductible stock-based compensation expense, slightly offset by a benefit from a U.S. domestic production activity deduction. Our effective tax rate for the three and nine months ended March 31, 2015 and 2014 differed from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

We use the “with and without” ordering approach to calculate our tax provision.  This methodology requires us to utilize all other tax attributes before recognizing excess tax benefits. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits are not included as a component of deferred tax assets. When realized, excess tax benefits reduce income taxes payable and increase additional paid in capital. In our unaudited consolidated statements of cash flows, the excess tax benefits of $21.8 million and $0.1 million were reported as sources of cash flows from financing activities with offsetting reductions to cash flows from operating activities during the nine months ended March 31, 2015 and 2014, respectively.

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

Cash equivalents of $121.3 million and $175.9 million as of March 31, 2015 and June 30, 2014, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $81.0 million and $98.9 million as of March 31, 2015 and June 30, 2014, respectively, were reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that were directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

7.  Supplementary Balance Sheet Information

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of March 31, 2015 and June 30, 2014:

	Gross	Allowance	Net
	(Dollars in Thousands)
March 31, 2015:
Accounts receivable	$30,136	$(2,052)	$28,084
	$30,136	$(2,052)	$28,084

June 30, 2014:
Accounts receivable	$41,997	$(3,465)	$38,532
	$41,997	$(3,465)	$38,532

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2015	June 30, 2014
	(Dollars in Thousands)
Property, equipment and leasehold improvements - at cost:
Computer equipment	$11,410	$11,772
Purchased software	23,370	23,720
Furniture & fixtures	6,377	4,530
Leasehold improvements	12,264	3,448
Accumulated depreciation	(34,962)	(35,882)
Property, equipment and leasehold improvements - net	$18,459	$7,588

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2015	June 30, 2014
	(Dollars in Thousands)

Royalties and outside commissions	$2,936	$3,596
Payroll and payroll-related	14,053	19,347
Other	17,762	12,041
Total accrued expenses and other current liabilities	$34,751	$34,984

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2015	June 30, 2014
	(Dollars in Thousands)

Deferred rent (1)	$5,294	$402
Other (2)	24,898	11,448
Total other non-current liabilities	$30,192	$11,850

(1)         During the nine months ended March 31, 2015, we received $6.1 million of landlord-funded leasehold improvements related to our new principal executive offices located in Bedford, Massachusetts.  The landlord-funded leasehold improvements were recorded as property, plant and equipment and deferred rent in our unaudited consolidated balance sheets as of March 31, 2015 and are being amortized as a reduction to rent expense over the life of the lease. During fiscal 2014, we determined that $1.5 million of improvements made to the Bedford, Massachusetts offices were owned by the landlord. As of June 30, 2014, the $1.5 million of improvements were recorded within other non-current assets in our consolidated balance sheets and were reclassified as a reduction to deferred rent during the second quarter of fiscal 2015 when we occupied the facility. The unamortized balance of the improvements amounted to $1.4 million as of March 31, 2015 and was presented as a reduction of deferred rent during the period then ended. The improvements will be amortized as additional rent expense over the life of the lease. Please refer to Note 11 for further information on the lease.

(2)         Other was comprised primarily of our net reserve for uncertain tax positions of $23.0 million and $9.3 million as of March 31, 2015 and June 30, 2014, respectively. We account for unrecognized tax benefits in accordance with ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In accordance with ASU 2013-11, deferred tax assets should be presented net of liabilities for uncertain tax positions provided there are specific deferred tax assets available to settle the uncertain income tax liabilities. As of June 30, 2014, we had sufficient deferred tax assets available to settle a portion of our reserve for uncertain tax positions, and consequently, only a portion of our total reserve for uncertain tax positions was reported as a non-current liability in our consolidated balance sheets.  As of December 31, 2014, we no longer had deferred tax assets available to net against our reserve for uncertain tax positions, and, as a result, the total reserve for uncertain tax positions was presented as a non-current liability in our unaudited consolidated balance sheets as of December 31, 2014 and March 31, 2015. Our total reserve for uncertain tax positions was approximately $23.0 million and $21.2 million as of March 31, 2015 and June 30, 2014, respectively.

8.  Stock-Based Compensation

Stock Compensation Plans and General Award Terms

We have issued stock options and restricted stock units (RSUs) to our employees and outside directors, pursuant to our 2005 Stock Incentive Plan (the 2005 Plan) and our 2010 Equity Incentive Plan (the 2010 Plan). The 2005 Plan was approved by the stockholders on May 26, 2005 and expired on March 31, 2015.

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

The weighted average estimated fair value of option awards granted during the three months ended March 31, 2015 and 2014 was $11.55 and $17.09, respectively. The weighted average estimated fair value of option awards granted during the nine months ended March 31, 2015 and 2014 was $13.44 and $11.55, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended
	March 31,
	2015	2014
Risk-free interest rate	1.5%	1.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.6
Expected volatility factor	35.0%	39.4%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$336	$282	$1,014	$910
Selling and marketing	778	832	2,282	2,653
Research and development	959	1,523	2,923	3,267
General and administrative	1,383	927	4,903	4,272
Total stock-based compensation	$3,456	$3,564	$11,122	$11,102

A summary of stock option and RSU activity under all equity plans for the nine months ended March 31, 2015 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	1,246,528	$20.30	7.14	$32,543	617,269	$25.74
Granted	310,978	42.65			367,618	42.64
Settled (RSUs)					(308,930)	27.30
Exercised	(155,183)	13.19
Cancelled / Forfeited	(36,803)	25.37			(37,137)	26.83
Outstanding at March 31, 2015	1,365,520	$26.06	7.26	$18,395	638,820	$34.65

Vested and exercisable at March 31, 2015	835,215	$20.59	6.44	$15,268	—

Vested and expected to vest as of March 31, 2015	1,301,415	$25.66	7.20	$17,989	561,709	$34.72

The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2015 and 2014 was $35.23 and $43.70, respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended March 31, 2015 and 2014 was $42.64 and $33.05, respectively. Total fair value of shares vested from RSU grants during the three months ended

March 31, 2015 and 2014 was $3.8 million and $4.8 million, respectively. Total fair value of shares vested from RSU grants during the nine months ended March 31, 2015 and 2014 was $11.5 million and $17.0 million, respectively.

At March 31, 2015, the total future unrecognized compensation cost related to stock options and RSUs was $5.4 million and $19.3 million, respectively, and is expected to be recorded over a weighted average period of 2.6 years and 2.7 years, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $1.1 million and $7.6 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2015 and 2014 was $4.1 million and $16.8 million, respectively. We received $2.0 million and $7.5 million in cash proceeds from option exercises during the nine months ended March 31, 2015 and 2014, respectively.  We paid $3.9 million and $5.9 million for withholding taxes on vested RSUs during the nine months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, common stock reserved for future issuance or settlement under the 2010 Plan was 5.6 million shares. The 2005 Plan expired on March 31, 2015. As of March 31, 2015, there were 542,859 stock options and RSUs outstanding that were issued under the 2005 Plan prior to its expiration date. These awards will be settled in common stock upon option exercises or RSUs vesting.

9.  Stockholders’ Equity (Deficit)

Stock Repurchases

On January 28, 2015, we publicly announced a share repurchase program for up to $450 million worth of our common stock and terminated the previous program that had been approved by the Board of Directors on April 23, 2014. The previous program had an authorized value of up to $200 million and remaining capacity of approximately $27.4 million when terminated. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

We repurchased 5,979,997 shares of our common stock for $224.7 million during the nine months ended March 31, 2015. We repurchased 3,110,114 shares of our common stock for $121.8 million during fiscal 2014. As of March 31, 2015, the remaining dollar value under the stock repurchase program approved on January 28, 2015 was $375.0 million.

Accumulated Other Comprehensive Income

As of March 31, 2015 and 2014, accumulated other comprehensive income was comprised of foreign translation adjustments of $5.0 million and $8.6 million and net unrealized (losses) gains on available for sale securities of less than ($0.1 million) and less than $0.1 million, respectively. As of December 31, 2014 and 2013, accumulated other comprehensive income was comprised of foreign translation adjustments of $6.9 million and $8.6 million and net unrealized gains (losses) on available for sale securities of ($0.1 million) and less than $0.1 million, respectively.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and nine months ended of March 31, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$28,170	$20,843	$87,601	$59,105

Weighted average shares outstanding	87,355	92,414	89,509	92,891

Dilutive impact from:
Share-based payment awards	498	951	612	1,060
Dilutive weighted average shares outstanding	87,853	93,365	90,121	93,951

Income per share
Basic	$0.32	$0.23	$0.98	$0.64
Dilutive	$0.32	$0.22	$0.97	$0.63

For the three and nine months ended March 31, 2015 and 2014, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, during the three and nine months ended March 31, 2015, options to purchase 289,537 shares and 287,582 shares of our common stock were excluded from the computation of dilutive weighted average shares outstanding because their exercise prices ranged from $37.66 per share to $47.40 per share and were greater than the average market price of our common stock during the periods then ended. These options were outstanding as of March 31, 2015 and expire at various dates through July 31, 2024.

The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because they could potentially dilute income per share in future periods and their effect would be anti-dilutive as of March 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Shares in Thousands)

Employee equity awards	801	61	762	325

11. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.2 million and $1.7 million during the three months ended March 31, 2015 and 2014 and $6.0 million and $5.3 million during the nine months ended March 31, 2015 and 2014, respectively.

During fiscal 2014, we entered into a lease agreement for our principal executive offices located in Bedford, Massachusetts. The lease commenced on November 1, 2014, has an initial term of 10 years and five months and is for 142,673 square feet of office space. We may extend the term of the lease, subject to certain terms and conditions, for two successive terms of five years each. Base annual rent is subject to escalating payments over the term of the lease and will range between approximately $2.2 million and $3.9 million plus our proportionate share of operating expenses and real estate taxes. As of March 31, 2015, future minimum non-cancelable lease payments amounted to approximately $35.6 million over the lease term. As of March 31, 2015, estimated aggregate capital expenditures related to the build out of our office space in Bedford, Massachusetts were expected to total approximately $8.7 million, of which $7.9 million represented binding contractual obligations. As of March 31, 2015, cumulative payments under these obligations totaled approximately $6.3 million and we expect to make remaining payments of $1.6 million during fiscal 2015. We occupied 105,874 square feet of the Bedford, Massachusetts facility on November 1, 2014 and moved into the remaining 36,799 square feet of space on February 1, 2015.

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

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of March 31, 2015 that, in the opinion of management, were reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at March 31, 2015, and were not material to our financial position for the nine months period then ended. We do not believe that, as of March 31, 2015, there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys’ fees and costs, diversion of management resources and other factors.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2015
Segment revenue	$102,543	$8,756	$111,299
Segment expenses (1)	(48,887)	(6,905)	(55,792)
Segment profit	$53,656	$1,851	$55,507
Three Months Ended March 31, 2014
Segment revenue	$91,309	$12,278	$103,587
Segment expenses (1)	(51,390)	(9,956)	(61,346)
Segment profit	$39,919	$2,322	$42,241

Nine Months Ended March 31, 2015
Segment revenue	$300,002	$26,213	$326,215
Segment expenses (1)	(135,960)	(21,142)	(157,102)
Segment profit	$164,042	$5,071	$169,113

Nine Months Ended March 31, 2014
Segment revenue	$258,916	$31,005	$289,921
Segment expenses (1)	(138,991)	(24,835)	(163,826)
Segment profit	$119,925	$6,170	$126,095

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

Reconciliation to Income Before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Dollars in Thousands)

Total segment profit for reportable segments	$55,507	$42,241	$169,113	$126,095
General and administrative	(13,776)	(10,839)	(36,227)	(33,732)
Other income (expense), net	414	(472)	354	(1,807)
Interest income (net)	121	269	381	937
Income before income taxes	$42,266	$31,199	$133,621	$91,493

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

We have approximately 2,000 customers globally. Our customers are in process industries that include energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

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

Revenue related to our aspenONE licensing model and to term point product license arrangements with Premier Plus SMS is recognized over the term of the arrangement on a ratable basis. The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. The revenue transition will not be fully completed until the end of fiscal 2015. As of March 31, 2015, a significant percentage of our active license agreements have been transitioned to our aspenONE licensing model.

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

For additional information about the recognition of revenue under the upfront revenue model and our aspenONE licensing model, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue” contained in Part II, Item 7 of our Form 10-K for our fiscal year ended June 30, 2014.  Due to the accounting implications resulting from the changes to our licensing model, we believe that a number of performance indicators based on U.S. generally accepted accounting principles, or GAAP, including revenue, gross profit, operating income and net income, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. We utilize a number of non-GAAP and other key business metrics, including those described below under “Key Business Metrics,” to track our business performance during the transition period to our aspenONE licensing model, which we expect will be completed by the end of fiscal 2015. None of the non-GAAP metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

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

Restructuring Charges. Restructuring charges result from the closure or consolidation of our facilities, or from qualifying reductions in headcount. We did not incur any restructuring charges during the three and nine months ended March 31, 2015. Restructuring charges amounted to less than $0.1 million during both the three and nine months periods ended March 31, 2014 and are presented within general and administrative expenses in our unaudited consolidated statements of operations during the periods then ended.

Other Income and Expenses

Interest Income.  Interest income is recorded for the accretion of interest on the installment payments of our term software license contracts when revenue is recognized upfront at net present value, and from the investment in marketable securities and short-term money market instruments.

Interest Expense.  During the three and nine months ended March 31, 2015 and 2014, interest expense was comprised of miscellaneous interest charges.

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

We estimate that TLCV grew by approximately 3.1% during the third quarter of fiscal 2015, from $2.0 billion at December 31, 2014 to $2.03 billion at March 31, 2015, and by approximately 9.5% during the first nine months of fiscal 2015, from $1.85 billion at June 30, 2014.

We estimate that TCV grew by approximately 3.2% during the third quarter of fiscal 2015, from $2.33 billion at December 31, 2014 to $2.41 billion at March 31, 2015, and by approximately 9.8% during the first nine months of fiscal 2015, from $2.19 billion at June 30, 2014. The growth was attributable primarily to a larger number of tokens or products sold.

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

We estimate that annual spend grew by approximately 2.9% during the third quarter of fiscal 2015, from $399.9 million at December 31, 2014 to $411.6 million at March 31, 2015, and by approximately 8.5% during the first nine months of fiscal 2015, from $379.5 million at June 30, 2014. The growth was attributable primarily to a larger number of tokens or products sold.

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

Adjusted total costs are calculated as the sum of total cost of revenue and total operating expenses, adjusted for (a) stock-based compensation expense; (b) restructuring charges; (c) amortization of purchased technology intangibles; and (d) expensing of non-capitalized acquired technology.

Non-capitalized acquired technology includes the cost of certain technology acquired as a part of a project to develop a commercially available product that does not meet the accounting definition of having reached technological feasibility. The cost of non-capitalized acquired technology is charged to research and development at the time of acquisition.

The following table presents our adjusted total costs during the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands, Except Percentages)

Total cost of revenue	$12,309	$15,288	$(2,979)	(19.5)%	$36,955	$39,809	$(2,854)	(7.2)%
Total operating expenses	57,259	56,897	362	0.6	156,374	157,749	(1,375)	(0.9)
Total expenses	69,568	72,185	(2,617)	(3.6)	193,329	197,558	(4,229)	(2.1)
Less:
Stock-based compensation	(3,456)	(3,564)	108	(3.0)	(11,122)	(11,102)	(20)	0.2
Non-capitalized acquired technology	(3,277)	(4,856)	1,579	(32.5)	(3,277)	(4,856)	1,579	(32.5)
Restructuring charges	—	19	(19)	(100.0)	—	15	(15)	(100.0)
Amortization of purchased technology intangibles	(187)	(224)	37	(16.5)	(635)	(698)	63	(9.0)
Adjusted total costs (non-GAAP)	$62,648	$63,560	$(912)	(1.4)%	$178,295	$180,917	$(2,622)	(1.4)%

Comparison of the Three Months Ended March 31, 2015 and 2014

Total expenses decreased by $2.6 million during the three months ended March 31, 2015 as compared to the corresponding period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs decreased by $0.9 million during the three months ended March 31, 2015 compared to the corresponding period of the prior fiscal year. The period-over-period decrease in adjusted total costs was primarily attributable to lower cost of professional service revenue of $2.3 million and lower compensation of $0.5 million, resulting primarily from a reduction in severance, partially offset by higher consulting and contractor costs of $1.0 million, higher rent and depreciation expense of $0.7 million and other net costs of $0.2 million. The $2.3 million period-over-period decrease in cost of professional service revenue resulted from a significant customer transaction that was recognized under the completed contract method during the three month period ended March 31, 2014.  No such event occurred during the corresponding period of the current fiscal year.

Non-capitalized acquired technology amounted to $3.3 million and $4.9 million during the three months ended March 31, 2015 and 2014, respectively. The technology was acquired as a part of projects initiated during each of these periods to develop commercially available products that had not reached the accounting definition of technological feasibility. The cost of non-capitalized acquired technology was charged to research and development at the time of technology acquisition.

Stock-based compensation expense during the three months ended March 31, 2015 was consistent with the same period of the prior fiscal year.

Comparison of the Nine Months Ended March 31, 2015 and 2014

Total expenses decreased by $4.2 million during the nine months ended March 31, 2015 as compared to the corresponding period of the prior fiscal year. Please refer to the “Results of Operations” section below for additional information on period-over-period expense fluctuations.

Adjusted total costs during the nine months ended March 31, 2015 decreased by $2.6 million compared to the corresponding period of the prior fiscal year. The period-over-period decrease in adjusted total costs was primarily attributable to lower cost of professional service revenue of $3.3 million, resulting primarily from a decrease of $2.3 million related to a significant customer transaction recognized under the completed contract method during the nine month period ended March 31, 2014 and lower third-party subcontractor costs of $1.0 million. Additionally, the period-over-period decrease in adjusted total costs during the nine months ended March 31, 2015 was attributable to lower compensation of $1.4 million, resulting primarily from a reduction in severance, lower bad debt expense of $1.2 million, a benefit of $0.9 million associated with collecting a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action. These decreases were partially offset by higher rent and depreciation expense of $1.8 million, higher legal costs of $1.6 million, higher consulting and contractor costs of $1.3 million and other net costs of $0.2 million.

Non-capitalized acquired technology amounted to $3.3 million and $4.9 million during the nine months ended March 31, 2015 and 2014, respectively. The technology was acquired as a part of projects initiated during each of these periods to develop commercially available products that had not reached the accounting definition of technological feasibility. The cost of non-capitalized acquired technology was charged to research and development at the time of technology acquisition.

Stock-based compensation expense during the nine months ended March 31, 2015 was consistent with the same period of the prior fiscal year.

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

Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes.  When realized, excess tax benefits reduce income taxes payable and increase additional paid in capital. In our unaudited consolidated statements of cash flows, excess tax benefits are considered a source of cash flows from financing activities. Utilization of deferred tax assets is treated as a source of cash flows from operating activities. We include excess tax benefits as a component of free cash flow to present all tax expenses and benefits on a consistent basis, irrespective of their source.

Non-capitalized acquired technology includes the cost of certain technology acquired as a part of projects to develop commercially available products that do not meet the accounting definition of having reached technological feasibility. The cost of non-capitalized acquired technology is charged to research and development at the time we acquire the technology. We exclude the payment for the acquired technology from free cash flow to be consistent with the treatment of other transactions where acquired assets are capitalized. During the nine months ended March 31, 2015 and 2014, we acquired certain non-capitalized technology for $3.3 million and $4.9 million, respectively, and made payments of $2.6 million and $3.9 million in connection with these transactions during the periods then ended. The non-capitalized technology was acquired as a part of projects initiated during each such nine-month period to develop commercially available products.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Nine Months Ended March 31,
	2015	2014
	(Dollars in Thousands)

Net cash provided by operating activities	$138,417	$141,889
Purchase of property, equipment, and leasehold improvements	(5,914)	(2,630)
Capitalized computer software development costs	(315)	(601)
Excess tax benefits from stock-based compensation	21,843	137
Non-capitalized acquired technology	2,621	3,856
Free cash flow (non-GAAP)	$156,652	$142,651

Total free cash flow increased $14.0 million during the nine months ended March 31, 2015 as compared to the same period of the prior fiscal year.

We have realized steadily improving free cash flow due to growth of our portfolio of term license contracts.

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

Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and nine months ended March 31, 2015.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are being recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and nine months ended March 31, 2015.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2015 and 2014

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended		Increase / (Decrease)	Nine Months Ended		Increase / (Decrease)
	March 31,		Change	March 31,		Change
	2015	2014	%	2015	2014	%
	(Dollars in Thousands)
Revenue:
Subscription and software	$102,543	$91,309	12.3%	$300,002	$258,916	15.9%
Services and other	8,756	12,278	(28.7)	26,213	31,005	(15.5)
Total revenue	111,299	103,587	7.4	326,215	289,921	12.5
Cost of revenue:
Subscription and software	5,404	5,332	1.4	15,813	14,974	5.6
Services and other	6,905	9,956	(30.6)	21,142	24,835	(14.9)
Total cost of revenue	12,309	15,288	(19.5)	36,955	39,809	(7.2)
Gross profit	98,990	88,299	12.1	289,260	250,112	15.7
Operating expenses:
Selling and marketing	23,160	24,267	(4.6)	67,599	71,376	(5.3)
Research and development	20,323	21,791	(6.7)	52,548	52,641	(0.2)
General and administrative	13,776	10,839	27.1	36,227	33,732	7.4
Total operating expenses, net	57,259	56,897	0.6	156,374	157,749	(0.9)
Income from operations	41,731	31,402	32.9	132,886	92,363	43.9
Interest income	122	275	(55.6)	389	969	(59.9)
Interest expense	(1)	(6)	(83.3)	(8)	(32)	(75.0)
Other income (expense), net	414	(472)	*	354	(1,807)	*
Income before provision for income taxes	42,266	31,199	35.5	133,621	91,493	46.0
Provision for income taxes	14,096	10,356	36.1	46,020	32,388	42.1
Net income	$28,170	$20,843	35.2%	$87,601	$59,105	48.2%

* Not meaningful

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue:
Subscription and software	92.1%	88.1%	92.0%	89.3%
Services and other	7.9	11.9	8.0	10.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.9	5.2	4.8	5.2
Services and other	6.2	9.6	6.5	8.5
Total cost of revenue	11.1	14.8	11.3	13.7
Gross profit	88.9	85.2	88.7	86.3
Operating expenses:
Selling and marketing	20.8	23.4	20.7	24.6
Research and development	18.3	21.0	16.1	18.2
General and administrative	12.4	10.5	11.1	11.6
Total operating expenses, net	51.4	54.9	47.9	54.4
Income from operations	37.5	30.3	40.7	31.9
Interest income	0.1	0.3	0.1	0.3
Interest expense	—	—	—	—
Other (expense) income, net	0.4	(0.5)	0.1	(0.6)
Income before provision for income taxes	38.0	30.1	41.0	31.6
Provision for income taxes	12.7	10.0	14.1	11.2
Net income	25.3%	20.1%	26.9%	20.4%

Revenue

Total revenue increased by $7.7 million and $36.3 million during the three and nine months ended March 31, 2015 as compared to the corresponding periods of the prior fiscal year. The increase was attributable to higher subscription and software revenue of $11.2 million and $41.1 million, partially offset by lower services and other revenue of $3.5 million and $4.8 million, respectively.

During the three and nine months ended March 31, 2014, we recognized revenue of $7.6 million related to the completion of a significant customer arrangement recognized under completed contract accounting. This amount was recognized as $4.9 million of subscription and software revenue and $2.7 million of services and other revenue during the three and nine months periods then ended. No such event occurred during the corresponding periods of the current fiscal year.

Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Subscription and software revenue	$102,543	$91,309	$11,234	12.3%	$300,002	$258,916	$41,086	15.9%
As a percent of revenue	92.1%	88.1%			92.0%	89.3%

The increase in subscription and software revenue during the three and nine months ended March 31, 2015 as compared to the corresponding periods of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis. This increase was partially offset by the impact of $4.9 million of revenue, recognized during the three and nine months ended March 31, 2014, related to the completed contract customer arrangement, as noted above. No such event occurred during the corresponding periods of the current fiscal year.

We expect subscription and software revenue to continue to increase during the remainder of fiscal 2015 as a result of: (i) having a larger base of license arrangements recognized on a ratable basis, (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments. Please refer to “Transition to the aspenONE Licensing Model” and “Impact of Licensing Model Changes” sections above for additional information on the transition.

Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Services and other revenue	$8,756	$12,278	$(3,522)	-28.7%	$26,213	$31,005	$(4,792)	-15.5%
As a percent of revenue	7.9%	11.9%			8.0%	10.7%

Services and other revenue consists primarily of revenue related to professional services and training.

The decrease in services and other revenue of $3.5 million during the three months ended March 31, 2015 as compared to the corresponding period of the prior fiscal year was attributable to lower professional services revenue of $2.8 million and lower training revenue of $0.7 million.

The period-over-period decrease in professional services revenue of $2.8 million during the three months ended March 31, 2015 was primarily attributable to the timing of revenue recognition on a significant customer arrangement recognized under completed contract accounting. During the three months ended March 31, 2014, we recognized $2.7 million of previously deferred professional services revenue from this arrangement. No such events occurred during the corresponding period of the current fiscal year.

The decrease in services and other revenue of $4.8 million during the nine months ended March 31, 2015 as compared to the corresponding period of the prior fiscal year was primarily attributable to lower professional services revenue of $4.2 million and lower training revenue of $0.6 million.

The period-over-period decrease in professional services revenue of $4.2 million during the nine months ended March 31, 2015 was primarily attributable to a decrease of $2.7 million associated with the timing of revenue recognition on the significant customer arrangement noted above, and a decrease of $3.0 million due to lower customer demand. These decreases were partially offset by a revenue increase of $1.6 million due to the timing of recognition of previously deferred revenue primarily related to professional service arrangements bundled with aspenONE transactions.

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

Gross Profit

Gross profit increased from $88.3 million during the three months ended March 31, 2014 to $99.0 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the $11.2 million growth in our subscription and software revenue and consistent cost of subscription and software revenue.

Gross profit increased from $250.1 million during the nine months ended March 31, 2014 to $289.3 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the $41.1 million growth in our subscription and software revenue, offset by an increase of $0.8 million in cost of subscription and software revenue.

Gross profit margin increased from 85.2% and 86.3% during the three and nine months ended March 31, 2014 to 88.9% and 88.7% during each of the corresponding periods of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections below.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Cost of subscription and software revenue	$5,404	$5,332	$72	1.4%	15,813	14,974	$839	5.6%
As a percent of revenue	4.9%	5.2%			4.8%	5.2%

Cost of subscription and software revenue during the three months ended March 31, 2015 was consistent with the corresponding period of the prior fiscal year.

Cost of subscription and software revenue increased by $0.8 million during the nine months ended March 31, 2015 as compared to the corresponding period of the prior fiscal year. The increase was primarily attributable to higher personnel-related costs of $0.6 million and other net costs of $0.2 million.

Subscription and software gross profit margin increased from 94.2% during the three and nine months ended March 31, 2014 to 94.7% during the corresponding periods of the current fiscal year. The period-over-period increase in gross profit margin during the three months ended March 31, 2015 was primarily attributable to the growth of our subscription and software revenue of $11.2 million and consistent cost of subscription and software revenue. The period-over-period increase in gross profit margin during the nine months ended March 31, 2015 was primarily attributable to the growth of our subscription and software revenue of $41.1 million, offset by an increase of $0.8 million in cost of subscription and software revenue.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Cost of services and other revenue	$6,905	$9,956	$(3,051)	-30.6%	$21,142	$24,835	$(3,693)	-14.9%
As a percent of revenue	6.2%	9.6%			6.5%	8.5%

Cost of services and other revenue includes the cost of providing professional services and training.

Cost of services and other revenue during the three and nine months ended March 31, 2015 decreased by $3.1 million and $3.7 million as compared to the corresponding periods of the prior fiscal year.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost of professional service revenue from period to period. During the three and nine months ended March 31, 2014, we recognized net cost of $2.3 million on the significant customer arrangement recognized under completed contract accounting, as discussed in the “Revenue” section above. No such event occurred during the corresponding periods of the current fiscal year. Additionally, lower cost of services and other revenue during the three and nine months ended March 31, 2015 as compared to the corresponding periods of the prior fiscal year was attributable to lower third-party subcontractor costs of $0.4 million and $1.2 million and other net costs of $0.4 million and $0.2 million, respectively.

Gross profit margin on services and other revenue increased from 18.9% during the three months ended March 31, 2014 to 21.1% during the corresponding period of the current fiscal year primarily due to lower net costs, partially offset by lower services and other revenue, as noted above.

Gross profit margin on services and other revenue decreased from 19.9% during the nine months ended March 31, 2014 to 19.3% during the corresponding period of the current fiscal year primarily due to lower services and other revenue, partially offset by lower net costs, as noted above.

Selling and Marketing Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Selling and marketing expense	$23,160	$24,267	$(1,107)	-4.6%	$67,599	$71,376	$(3,777)	-5.3%
As a percent of revenue	20.8%	23.4%			20.7%	24.6%

The period-over-period decrease of $1.1 million in selling and marketing expense during the three months ended March 31, 2015 was primarily attributable to lower compensation-related costs of $0.7 million, resulting primarily from lower severance of $0.4 million, and other net costs of $0.4 million.

The period-over-period decrease of $3.8 million in selling and marketing expense during the nine months ended March 31, 2015 was primarily attributable to lower compensation-related costs of $2.7 million, resulting from lower severance of $1.0 million, lower third-party commissions of $0.6 million, lower stock-based compensation expense of $0.4 million and other net costs of $0.1 million.

Research and Development Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Research and development expense	$20,323	$21,791	$(1,468)	-6.7%	$52,548	$52,641	$(93)	-0.2%
As a percent of revenue	18.3%	21.0%			16.1%	18.2%

During the three months ended March 31, 2015 and 2014, we acquired certain technology for $3.3 million and $4.9 million, respectively, as a part of projects initiated during these periods to develop commercially available products. At the time of these purchases, the projects did not meet the accounting definition of having reached technological feasibility, and, as such, the costs of the acquired technology were recorded within research and development expenses during the three and nine months ended March 31, 2015 and 2014.

The period-over-period decrease of $1.5 million in research and development expense during the three months ended March 31, 2015 was primarily attributable to lower costs of acquired technology of $1.6 million.

Research and development expense during the nine months ended March 31, 2015 was consistent with the same period of the prior fiscal year. Lower costs of acquired technology of $1.6 million, as noted above, were partially offset by higher overhead allocations of $1.2 million and other net costs of $0.3 million.

General and Administrative Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

General and administrative expense	$13,776	$10,839	$2,937	27.1%	$36,227	$33,732	$2,495	7.4%
As a percent of revenue	12.4%	10.5%			11.1%	11.6%

The period-over-period increase of $2.9 million in general and administrative expense during the three months ended March 31, 2015 was primarily attributable to higher legal costs of $0.7 million, higher consulting and contractor costs of $0.7 million, higher stock-based compensation expense of $0.5 million, higher overhead allocations of $0.5 million and other net costs of $0.5 million related to discretionary spending.

The period-over-period increase of $2.5 million in general and administrative expense during the nine months ended March 31, 2015 was primarily attributable to higher legal costs of $1.6 million, higher consulting and contractor costs of $1.2 million, higher overhead allocations of $0.7 million, higher stock-based compensation expense of $0.6 million and other net costs of $1.2 million related to discretionary spending. These increases were partially offset by lower bad debt expense of $1.2 million, a benefit of $0.9 million associated with collecting a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action.

Interest Income

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Interest income	$122	$275	$(153)	-55.6%	$389	$969	$(580)	-59.9%
As a percent of revenue	0.1%	0.3%			0.1%	0.3%

The period-over-period decrease in interest income during the three and nine months ended March 31, 2015 was attributable to the decrease of our installments receivable portfolio.

Other Income (Expense), Net

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Other income (expense), net	$414	$(472)	$886	*	$354	$(1,807)	$2,161	*
As a percent of revenue	0.4%	-0.5%			0.1%	-0.6%

* Not meaningful

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and (losses).

During the three months ended March 31, 2015 and 2014, other income (expense), net was comprised primarily of $0.4 million and ($0.5) million of net currency gains (losses), respectively.

During the nine months ended March 31, 2015 and 2014, other income (expense), net was comprised primarily of $0.4 million and ($1.8) million of net currency gains (losses), respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Provision for income taxes	$14,096	$10,356	$3,740	36.1%	$46,020	$32,388	$13,632	42.1%
Effective tax rate	33.4%	33.2%			34.4%	35.4%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended March 31, 2015 was 33.4% as compared to 33.2% for the corresponding period of the prior fiscal year. Our effective tax rate for the nine months ended March 31, 2015 was 34.4% as compared to 35.4% for the corresponding period of the prior fiscal year.

We recognized income tax expense of $14.1 million and $46.0 million during the three and nine months ended March 31, 2015 compared to $10.4 million and $32.4 million during the corresponding periods of the prior fiscal year. The period-over-period increases of $3.7 million and $13.6 million were primarily attributable to higher U.S. pre-tax profit.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of March 31, 2015, our principal sources of liquidity consisted of $144.0 million in cash and cash equivalents and $81.0 million of marketable securities. As of March 31, 2014, our principal sources of liquidity consisted of $181.5 million in cash and cash equivalents and $93.4 million of marketable securities.

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

Our cash equivalents of $121.3 million and $151.3 million consist primarily of money market funds as of March 31, 2015 and 2014, respectively. Our investments in marketable securities of $81.0 million and $93.4 million as of March 31, 2015 and 2014 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 17 months and from less than 1 month to 23 months, respectively. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended
	March 31,
	2015	2014
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$138,417	$141,889
Investing activities	10,629	(5,811)
Financing activities	(202,863)	(87,242)
Effect of exchange rates on cash balances	(1,747)	215
(Decrease) increase in cash and cash equivalents	$(55,564)	$49,051

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Due to our increased profitability during fiscal 2015 and 2014, we have been utilizing our tax credits and net operating losses to offset U.S. corporate income taxes payable. We anticipate fully utilizing our tax credits and net operating losses due to continued expected profitability and becoming a U.S. corporate tax payer in fiscal 2016.

Cash from operating activities provided $138.4 million during the nine months ended March 31, 2015. This amount resulted from net income of $87.6 million, adjusted for non-cash items of $35.3 million and net sources of cash of $15.5 million related to changes in working capital.

Non-cash items consisted primarily of deferred income tax expense of $21.3 million, stock-based compensation expense of $11.1 million, depreciation and amortization expense of $4.6 million and other net items of $1.0 million, partially offset by net foreign currency gains of $2.7 million.

Cash provided by working capital of $15.5 million was primarily attributable to cash inflows related to decreases in accounts receivable of $10.9 million, decreases in prepaid expenses, prepaid income taxes and other assets of $4.8 million and other net items of $1.0 million. These inflows were partially offset by outflows related to decreases in accounts payable, accrued expenses and other liabilities of $1.2 million.

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

During the nine months ended March 31, 2015 and 2014, we recognized $21.8 million and $0.1 million of excess tax benefits in our unaudited consolidated balance sheets. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits reduced our income tax liabilities and increased our additional paid in capital by $21.8 million and $0.1 million during the nine months ended March 31, 2015 and 2014, respectively.  Excess tax benefits are considered a source of cash flows from financing activities.

Investing Activities

Cash flows from investing activities provided $10.6 million during the nine months ended March 31, 2015. The sources of cash consisted of $66.9 million resulting from the maturities of marketable securities, partially offset by uses of cash of $50.1 million for purchases of marketable securities, capital expenditures of $5.9 million primarily related to our principal executive offices located in Bedford, Massachusetts and other items of $0.3 million.

Please refer to the “Contractual Obligations” section below for further information on capital expenditures related to our principal executive offices.

Financing Activities

During the nine months ended March 31, 2015, we used $202.9 million of cash for financing activities.  We used $222.9 million for repurchases of our common stock and $3.9 million for withholding taxes on vested and settled restricted stock units. Sources of cash during the period included proceeds of $2.0 million from the exercise of employee stock options and realized benefits of $21.8 million from stock-based compensation tax deductions in excess of stock-based compensation expense recognized in our financial statements. These benefits reduced our income tax liabilities and increased our additional paid in capital during the nine months ended March 31, 2015.

Cash and cash equivalents decreased by $1.7 million and increased by $0.2 million during the nine months ended March 31, 2015 and 2014, respectively, as a result of changes in foreign currency exchange rates. This impact was presented as an “effect of exchange rates on cash balances” within the table summarizing our cash flow activities during the nine months ended March 31, 2015 and 2014, which is included in the “Resources” section above.

Contractual Obligations

During fiscal 2014, we entered into a lease agreement for our principal executive offices located in Bedford, Massachusetts. The lease commenced on November 1, 2014, has an initial term of 10 years and five months and is for 142,673 square feet of office space. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each. We have a one-time option to terminate the lease on the last day of the eighth year following the lease term commencement date, subject to a termination penalty of $4.1 million. Base annual rent is subject to escalating payments over the term of the lease and will range between approximately $2.2 million and $3.9 million in addition to our proportionate share of operating expenses and real estate taxes. As of March 31, 2015, future minimum non-cancelable lease payments amount to approximately $35.6 million over the lease term, including payments of $0.8 million due in the remaining quarter of fiscal 2015. We occupied 105,874 square feet of the Bedford, Massachusetts facility on November 1, 2014 and moved into the remaining 36,799 square feet on February 1, 2015.

As of March 31, 2015, estimated aggregate capital expenditures related to the build out of our office space in Bedford, Massachusetts are expected to total approximately $8.7 million, of which $7.9 million represents binding contractual obligations. As of March 31, 2015, cumulative payments under these obligations totaled approximately $6.3 million and we expect to make remaining payments of $1.6 million during fiscal 2015, funded from our cash flows from operating activities.

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

Foreign Currency Risk

During the three months ended March 31, 2015 and 2014, 13.9% and 15.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2015 and 2014, 14.6% and 15.8% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2015 and 2014. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended March 31, 2015 and 2014, we recorded $0.4 million and ($0.5) million of net foreign currency exchange gains (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.2 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

During the nine months ended March 31, 2015 and 2014, we recorded $0.4 million and ($1.8) million of net foreign currency exchange gains (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $ 4.1 million and $4.5 million for the nine months ended March 31, 2015 and 2014, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We attempt to mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than one month to 17 months as of March 31, 2015 and from less than one month to 23 months as of March 31, 2014, respectively. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at March 31, 2015 and 2014 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.5 million and $0.6 million in the fair value of our investment portfolio at March 31, 2015 and 2014, respectively. Fair value of our investment portfolio was determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Item 4.         Controls and Procedures

a)             Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)             Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2015, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2015, we operated in 32 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable adequately to staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three and nine months ended March 31, 2015 and 2014. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

During the three months ended March 31, 2015 and 2014, 13.9% and 15.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2015 and 2014, 14.6% and 15.8% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and nine months ended March 31, 2015 and 2014, we did not enter into, and were not a party to, any derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2015 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 to 31, 2015	965,249	$33.89	965,249
February 1 to 28, 2015	1,102,725	$38.23	1,102,725
March 1 to 31, 2015	867,706	$37.86	867,706
Total	2,935,680		2,935,680	$375,000,000

(1)         On January 28, 2015, we publicly announced a share repurchase program for up to $450 million worth of our common stock and terminated the previous program that had been approved by the Board of Directors on April 23, 2014 which provided for repurchases of up to $200 million.

(2)         As of March 31, 2015, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 15,351,887 shares.

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

Aspen Technology, Inc.

Date: April 28, 2015	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2015	By:	/s/ MARK P. SULLIVAN
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