Form 10-K
period 2015-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2015-08-13
CIK 929940

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24786

Aspen Technology, Inc.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2739697 (I.R.S. Employer Identification No.)
20 Crosby Drive Bedford, MA (Address of principal executive offices)	01730 (Zip Code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of December 31, 2014, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $2,742,967,100 based on a total of 78,325,731 shares of common stock held by non-affiliates and on a closing price of $35.02 on December 31, 2014 for the common stock as reported on The NASDAQ Global Select Market.

         There were 84,015,600 shares of common stock outstanding as of August 6, 2015.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement related to its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

        Our registered trademarks include aspenONE, Aspen Plus and AspenTech. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2015" refers to the year ended June 30, 2015).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "potential," "should," "target," or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our, our customers' or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. "Item 1. Business," "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Form 10-K, discuss some of the factors that could contribute to these differences. The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. The industry in which we operate is subject to a high degree of uncertainty and risk due to variety of factors, including those described in "Item 1A. Risk Factors." Unless the context indicates otherwise, references in this report to "we", "us", "our" and other similar references mean Aspen Technology, Inc. and its subsidiaries.

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

        We have approximately 2,100 customers globally. Our customers consist of companies engaged in the process industries such as energy, chemicals, and engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

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

    Engineering and construction.    Engineering and construction firms that work with process manufacturers compete on a global basis by bidding on and executing on complex, large-scale projects. They need a digital environment in which optimal plant designs can be produced quickly and efficiently, incorporating highly accurate modeling, analysis and cost estimation technology. In addition, these projects require software that enables significant collaboration internally, with the manufacturer, and in many cases, with other engineering and construction firms.

        Companies in the consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels industries are also seeking process optimization solutions that help them deliver improved financial and operating results in the face of varied process manufacturing challenges.

Complexity of the Process Industries

        Companies in the process industries constantly face pressure on margins causing them to continually seek ways to operate more efficiently. At the same time, these manufacturers face complexity as a result of the following:

    Globalization of markets.    Process manufacturers are continuously expanding their operations in order to take advantage of growing demand and more economically viable sources of feedstocks. Process manufacturers must be able to design, build and operate plants efficiently and economically, and they need to economically manage and optimize ever broadening supply chains.

    Market volatility.    Process manufacturers must react quickly to frequent changes in feedstock prices, temporary or longer-term feedstock shortages, and rapid changes in finished product prices. Unpredictable commodity markets strain the manufacturing and supply chain operations of process manufacturers, which must consider, and when appropriate implement, changes in inventory levels, feedstock inputs, equipment usage and operational processes in order to remain competitive.

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

        Process manufacturers employ highly skilled technical personnel specializing in areas such as process design, equipment design, control engineering, manufacturing operations, planning, scheduling, and supply chain management. To drive efficiency and improve operating margins, these personnel need to collaborate across functional areas and increasingly rely on software to enable this collaboration as well as automate complex tasks associated with their jobs. Process companies must adapt to the changing nature of the technical workforce. A generation of highly experienced plant operators and engineers is nearing retirement. Companies are looking for intelligent software applications that capture and automate expert knowledge and are intuitive and easy-to-learn.

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

    aspenONE Engineering.    Our engineering software is used to develop process designs of new plants, re-vamp existing plants, and simulate and optimize existing processes.

    aspenONE Manufacturing and Supply Chain.    Our manufacturing software is used to optimize day-to-day processing activities, enabling process manufacturers to make better, more profitable decisions and to improve plant performance. Our supply chain management software is designed to enable process manufacturers to reduce inventory levels, increase asset efficiency, respond rapidly to market demands and optimize supply chain operations.

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

Our Competitive Strengths

        In addition to the breadth and depth of our integrated aspenONE software and the flexibility of our aspenONE licensing model, we believe our key competitive advantages include the following:

    Industry-leading innovation based on substantial process expertise.    Over the past 34 years, our significant investment in research and development has led to a number of major process engineering advances considered to be industry-standard applications. Our development organization is comprised of software engineers and chemical engineers. This combination of expertise has been essential to the development of leading products embedded with chemical engineering principles, optimization algorithms, and the process industries' workflows and best practices.

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

Growth Strategy

        We seek to maintain and extend our position as a leading global provider of process optimization software and related services to the process industries. Our primary growth strategy is to expand organically within our core verticals by leveraging our market leadership position and driving increased usage and product adoption (UPA) of the broad capabilities in our aspenONE offerings. Additionally, we seek acquisitions to accelerate our overall growth. To accomplish this, we will pursue the following activities:

    Continue to provide innovative, market-leading solutions.    Our recent innovations include adaptive process control, modeling of solids processes, rundown blending optimization, crude assays characterization using molecular science, electrolyte and biofuel characterizations, and methodologies for carbon management. We intend to continue to invest in research and development in order to develop and offer new and enhanced solutions for our aspenONE suites. We have pioneered a number of industry standard and award-winning software applications. For example, Aspen Plus, our process modeling tool for the chemicals industry, has won the Chemical Processing magazine Readers' Choice Award for "Process Simulation Software" multiple times. We have also been recognized by R&D Magazine for innovation in out of the box modeling capabilities that we developed with the National Institute of Standards and Technology. Additionally, we have been ranked number eleven on Forbes magazine's 2014 and 2015 lists of the World's 100 Most Innovative Growth Companies.

    Further penetrate existing customer base.    We have an installed base of approximately 2,100 customers. Many of our customers only use a fraction of our products. We work with our customers to identify ways in which they can improve their business performance by using the entire licensed suite of aspenONE applications, both at an individual user level and across all of their plant locations. Our customers are segmented based on their size and complexity. Our large complex customers are serviced by our Field Sales organization, while our other customers are serviced by our inside sales Small and Medium Business (SMB) group. Additionally, we regularly enhance our products to make them easier to use and seek to increase productivity of users by offering more integrated workflows.

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

    Pursue acquisitions.    As part of our ongoing make-vs-buy analysis, we regularly explore and evaluate acquisitions. We have made several small acquisitions in recent years and believe the opportunity exists to do more.

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

        Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific mission-critical operational business processes in each industry. As of June 30, 2015, we had a total of 435 employees in our products group, which is comprised of product management, software development and quality assurance. Research and development expenses were $69.6 million in fiscal 2015, $68.4 million in fiscal 2014 and $62.5 million in fiscal 2013.

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

        We have established channel relationships with select companies that we believe can help us pursue opportunities in non-core target markets. We also license our software products to universities that agree to use our products in teaching and research. We believe that students' familiarity with our products will stimulate future demand once the students enter the workplace.

        We supplement our sales efforts with a variety of marketing initiatives, including industry analyst and public relations activities, campaigns to promote product usage and adoption, user group meetings and customer relationship programs. Our broad user base spans multiple verticals and geographies and these users possess a variety of skills, experience and business needs. In order to reach each of them in an effective, productive and leveraged manner we will increasingly capitalize on digital customer engagement solutions. Using webinars, digital communities, social media, videos, email and other digital means, we seek to engage our extensive user base with targeted messages intended to address the specific needs of each market, customer and user.

        Our overall sales force, which consists of sales account managers, technical sales personnel, indirect-channel personnel, inside sales personnel, and marketing personnel, consisted of 420 employees as of June 30, 2015.

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

        We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer's location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. We have also introduced a wide range of online computer-based training courses offering customers on-demand training in basic and advanced features of our products directly from within the products. As of June 30, 2015, we had a total of 293 employees in our customer support, professional services and training groups.

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

        We were subject to compliance obligations under the FTC consent decree which expired December 31, 2014. The compliance obligations are described in our previous annual reports on Form 10-K.

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

Employees

        As of June 30, 2015, we had a total of 1,372 full-time employees, of whom 772 were located in the United States. None of our employees is represented by a labor union, except for one employee of our subsidiary Hyprotech UK Limited who belongs to the Prospect union for professionals. We have experienced no work stoppages and believe that our employee relations are satisfactory.

Corporate Information

        Aspen Technology, Inc. was formed in Massachusetts in 1981 and reincorporated in Delaware in 1998. Our principal executive offices are at 20 Crosby Drive, Bedford, MA 01730, and our telephone number at that address is (781) 221-6400. Our website address is http://www.aspentech.com. The information on our website is not part of this Form 10-K, unless expressly noted.

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

Risks Related to Our Business

If we fail to increase usage and product adoption of our aspenONE offerings, or fail to continue to provide innovative, market-leading solutions, we may be unable to implement our growth strategy successfully, and our business could be seriously harmed.

        The maintenance and extension of our market leadership and our future growth is largely dependent upon our ability to develop new software products that achieve market acceptance with acceptable operating margins, and increase usage and product adoption of our aspenONE offerings. Our strategy is to continue to provide innovative, market leading solutions, further penetrate our existing customer base, invest in high-growth markets, deploy a comprehensive digital engagement strategy, pursue acquisitions and expand our total addressable market. Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. Our business and operating results could suffer if we cannot successfully execute our strategy and drive usage and product adoption.

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

        As of June 30, 2015, we operated in 31 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

        Customers outside the United States accounted for the majority of our total revenue during the fiscal years ended June 30, 2015, 2014 and 2013. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

        During fiscal 2015, 2014 and 2013, 13.8%, 15.7% and 19.1% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During fiscal 2015, 2014 and 2013, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

        The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Our intellectual property rights may expire or be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses on commercially reasonable terms. Any misappropriation of our technology or development of competitive technologies could harm our business and could diminish or cause us to lose the competitive advantages associated with our proprietary technology, and could subject us to substantial costs in protecting and enforcing our intellectual property rights, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services. The laws of some countries in which our products are licensed do not protect our intellectual property rights to the same extent as the laws of the United States. Moreover, in some non-U.S. countries, laws affecting intellectual property rights are uncertain in their application, which can affect the scope of enforceability of our intellectual property rights.

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

        The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations often have been unrelated to the operating performance of particular companies. In addition, the market price of our common stock may be affected by other factors, such as: (i) our financial performance; (ii) becoming a U.S. corporate cash taxpayer in fiscal 2016, based on our current projections; (iii) announcements of technological innovations or new products by us or our competitors; and (iv) market conditions in the computer software or hardware industries.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located in leased facilities in Bedford, Massachusetts, consisting of approximately 143,000 square feet of office space to accommodate our product development, sales, marketing, operations, finance and administrative functions. The lease for our Bedford executive offices commenced in November, 2014 and is scheduled to expire March 2025. Subject to the terms and conditions of the lease, we may extend the term of the lease for two successive terms of five years each.

        During fiscal 2015 we relocated and consolidated our Burlington, Massachusetts executive offices (lease expired January 31, 2015) and Nashua, New Hampshire product development office (lease expires August 31, 2015) into the Bedford facilities.

        We also leased approximately 76,000 square feet in Houston, Texas, which includes approximately 8,000 square feet of subleased space. In August 2015, an amendment to the Houston lease was executed which reduces the leased space to approximately 63,000 and returns the subleased space. In addition to our Bedford and Houston locations, we lease office space in Shanghai, Reading (UK), Singapore, Bahrain and Tokyo, to accommodate sales, services and product development functions.

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

        None.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock currently trades on The NASDAQ Global Select Market under the symbol "AZPN." The closing price of our common stock on June 30, 2015 was $45.55. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Global Select Market:

	2015		2014
Period	Low	High	Low	High
Quarter ended June 30	$38.10	$46.52	$37.60	$46.40
Quarter ended March 31	32.25	39.93	40.43	47.84
Quarter ended December 31	32.59	40.33	33.75	42.22
Quarter ended September 30	36.69	47.05	29.29	35.27

Holders

        On August 6, 2015, there were 454 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

Purchases of Equity Securities by the Issuer

        As of June 30, 2015, we had repurchased an aggregate of 17,103,318 shares of our common stock pursuant a series of repurchases beginning on November 1, 2010.

        On January 28, 2015, our Board of Directors approved a share repurchase program for up to $450 million worth of our common stock. This share repurchase program replaced and terminated the prior program approved by the Board of Directors on April 23, 2014 that provided for repurchases of up to $200 million.

        The following table sets forth, for the month indicated, our purchases of common stock during the fourth quarter of fiscal 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to 30, 2015	852,671	$40.07	852,671
May 1 to 31, 2015	476,017	43.20	476,017
June 1 to 30, 2015	422,743	44.74	422,743

	1,751,431	$42.05	1,751,431	$301,358,696

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,756,689	$29.99	4,146,931
Equity compensation plans not approved by security holders	—	—	—

Total	1,756,689	$29.99	4,146,931

        Equity compensation plans approved by security holders consist of our 2010 equity incentive plan. Options issuable under the equity incentive plan have a maximum term of ten years.

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

        The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2010 and tracks it through June 30, 2015.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aspen Technology, Inc., the NASDAQ Composite Index
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 6/30/10 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Year Ended June 30,
	2010	2011	2012	2013	2014	2015
Aspen Technology, Inc.	$100.00	$157.76	$212.58	$264.37	$426.08	$418.27
NASDAQ Composite	$100.00	$132.14	$142.90	$169.55	$223.20	$253.21
NASDAQ Computer & Data Processing	$100.00	$129.86	$138.45	$166.63	$224.67	$250.44

Item 6.    Selected Financial Data.

        The following tables present selected consolidated financial data for Aspen Technology, Inc. The consolidated statements of operations data set forth below for fiscal 2015, 2014 and 2013 and the consolidated balance sheets data as of June 30, 2015, and 2014, are derived from our consolidated financial statements included beginning on page F-1 of this Form 10-K. The consolidated statements of operations data for fiscal 2012 and 2011 and the consolidated balance sheet data as of June 30, 2013, 2012, and 2011 are derived from our consolidated financial statements that are not included in this Form 10-K. The data presented below should be read in conjunction with our consolidated financial statements and accompanying notes beginning on page F-1 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(in Thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue(1)	$440,401	$391,453	$311,387	$243,134	$198,154
Gross profit	390,825	338,765	261,039	190,857	145,809
Income (loss) from operations	179,792	129,724	55,600	(15,007)	(54,576)

Net income (loss)(2)	$118,407	$85,783	$45,262	$(13,808)	$10,257
Basic income (loss) per share	$1.34	$0.93	$0.48	$(0.15)	$0.11
Diluted income (loss) per share	$1.33	$0.92	$0.47	$(0.15)	$0.11
Weighted average shares outstanding—Basic	88,398	92,648	93,586	93,780	93,488
Weighted average shares outstanding—Diluted	89,016	93,665	95,410	93,780	95,853

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

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(in Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$156,249	$199,526	$132,432	$165,242	$149,985
Marketable securities	62,244	98,889	92,368	—	—
Working capital	(32,836)	63,178	69,890	65,744	80,188
Accounts receivable, net	30,721	38,532	36,988	31,450	27,866
Installments receivable, net	1,842	1,451	14,732	47,230	86,476
Collateralized receivables, net	—	—	—	6,297	25,039
Total assets	315,361	407,972	382,748	368,335	399,794
Deferred revenue	288,887	274,882	231,353	187,173	128,943
Secured borrowings	—	—	—	10,756	24,913
Total stockholders' (deficit) equity	(48,546)	83,676	101,898	113,592	157,803

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

        Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2015" refers to the year ended June 30, 2015).

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

        We have approximately 2,100 customers globally. Our customers consists of companies engaged in process industries such as energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

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

        In fiscal 2012, we introduced Premier Plus SMS. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. Premier Plus SMS is exclusively available as a component of our term contract arrangements and we are unable to establish VSOE for this deliverable because we don't offer it on a stand-alone basis.

        Revenue related to our aspenONE licensing model and point product arrangements with Premier Plus SMS are both recognized over the term of the arrangement on a ratable basis. The changes to our licensing model resulted in a significant reduction in license revenue in fiscal 2010, as compared to fiscal periods preceding our licensing model changes. From fiscal 2010 through fiscal 2015, as customer license arrangements previously executed under the upfront revenue model reached the end of their terms, and were renewed under the aspenONE licensing model, we recognized increasing amounts of subscription revenue and deferred revenue. The value of our installed base of software licenses was also growing during this period, which further contributed to growth in subscription and deferred revenue. Many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010, and consequently, a number of arrangements executed under the upfront revenue model did not reach the end of their original term until the end of fiscal 2015. For fiscal 2016 and beyond, we do not expect the changes to our licensing model to have any material impact on subscription revenue or deferred revenue.

        The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. In addition, the changes to our licensing model did not impact the incurrence or timing of our expenses. Since there was no corresponding expense reduction to offset the lower revenue during fiscal years 2010 through 2015, operating income was lower than what would have been reported under a fully transitioned revenue model, and during fiscal 2010, 2011 and 2012, the lower revenue resulted in operating losses.

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

        We manage legacy SMS as a part of our broader software licensing business and assess business performance on a combined basis. Our President and Chief Executive Officer evaluates software licensing and maintenance on an aggregate basis when assessing performance. Effective July 1, 2013, we re-aligned our operating and reportable segments into i) subscription and software and ii) services.

        The subscription and software segment is engaged in the licensing of process optimization software solutions and associated support services. The services segment includes professional services and training.

        For additional information on segment revenues and their operating results, please refer to Note 10 "Segment and Geographic Information" to our consolidated financial statements included under "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Our prior period reportable segment information was reclassified to reflect the current segment structure and conform to the current period presentation.

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

  i)
  Legacy SMS revenue had decreased since fiscal 2010, and had been offset by a corresponding increase in subscription and software revenue as customers transitioned to our aspenONE licensing model and to point product arrangements with Premier Plus SMS.

  ii)
  Legacy SMS revenue was no longer significant in relation to our total revenue due to the number of our term license arrangements that had been converted to the aspenONE licensing model.

  iii)
  We expected legacy SMS revenue to continue to decrease as expiring license arrangements were renewed on the aspenONE licensing model.

  iv)
  We managed legacy SMS as a part of our broader software licensing business. The distinction between legacy SMS revenue and revenue from aspenONE licensing and point product arrangements with Premier Plus SMS included for the full contract term no longer represented a meaningful difference from a line of business standpoint since we assessed business performance on a combined basis.

  v)
  Legacy SMS revenue and revenue from our aspenONE license arrangements share the same revenue recognition methodology and are both recognized on a ratable basis.

        The following table summarizes the impact of revenue and cost of revenue reclassifications for fiscal 2013:

	Classification in Consolidated Statements of Operations for the Year Ended June 30,		Year Ended June 30,
	2015 and 2014	2013	2015	2014	2013
			(Dollars in Thousands)
Legacy SMS revenue	Subscription and software	Services and other	$20,467	$30,341	$36,931
Cost of Legacy SMS revenue	Subscription and software	Services and other	$4,036	$5,571	$7,360

        Prior to fiscal 2014, services and other revenue included revenue related to professional services, training, legacy SMS and other revenue. Beginning with fiscal 2014, legacy SMS revenue is included within subscription and software revenue in our consolidated statements of operations.

        The following tables summarize the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented consolidated statements of operations for fiscal 2013:

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

        Interest Expense.    During fiscal 2013 interest expense consisted primarily of charges related to our secured borrowings which were repaid in full in fiscal 2013. During fiscal 2015 and 2014, interest expense was comprised of miscellaneous interest charges.

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

Key Business Metrics

  Background

        The changes to our licensing model in fiscal 2010 resulted in a reduction to license revenue in fiscal 2010, as compared to the fiscal years preceding our licensing model changes. By fiscal 2013, the number of license arrangements renewed on the aspenONE licensing model resulted in sufficient ratable revenue to generate an operating profit, but we would not recognize levels of revenue reflective of the value of our active license agreements until all term license agreements executed under our upfront revenue model (i) reached the end of their original terms; and (ii) were renewed. As a result, we believed that until the revenue transition was completed, a number of our performance indicators based on GAAP, including revenue, gross profit, operating income (loss), net income (loss), and trend in deferred revenue, should be reviewed in conjunction with certain non-GAAP and other business measures in assessing our performance, growth and financial condition. During the transition period, from fiscal year 2010 through 2015, we utilized the following non-GAAP and other key business metrics to track our business performance.

  •
  Total term contract value;

  •
  Annual spend;

  •
  Adjusted total costs; and

  •
  Free cash flow.

        As of June 30, 2015, we had fully transitioned our term license arrangements to the aspenONE licensing model. For fiscal 2016 and beyond, we do not expect the changes to our licensing model to have any material impact on subscription revenue results. Consequently, we believe that starting in fiscal 2016, our performance indicators based on GAAP, including revenue, gross profit, operating income (loss), net income (loss), and trend in deferred revenue, will provide a more meaningful representation of business performance.

        Nonetheless, we will continue to utilize certain key non-GAAP and other business measures to track and assess the performance of our business and we plan to make these measures available to investors. We have refined the set of appropriate business metrics in the context of our evolving business and in consideration of the completion of the revenue transition and now expect to use the following non-GAAP business metrics in addition to GAAP measures, to track our business performance:

  •
  Annual spend;

  •
  Free cash flow; and

  •
  Non-GAAP operating income.

        The annual spend metric is closely related to the total term contract metric because both provide insight into the growth component of license bookings during a fiscal period. However, we believe that annual spend is a more meaningful metric because its value and growth rate are more closely related to the value and growth rate of subscription and software revenue. We now use non-GAAP operating income instead of adjusted total costs because non-GAAP operating income provides additional insight into our business and financial performance and incorporates the elements of adjusted total cost.

        None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

Annual Spend

        Annual spend is an estimate of the annualized value of our portfolio of term license arrangements, as of a specific date. Annual spend is calculated by summing the most recent annual invoice value of each of our active term license contracts. Annual spend also includes the annualized value of standalone SMS agreements purchased in conjunction with term license agreements. Comparing annual spend for different dates can provide insight into the growth and retention rates of our business, and since annual spend represents the estimated annualized billings associated with our active term license agreements, it provides insight into the future value of subscription and software revenue.

        Annual spend increases as a result of:

  •
  New term license agreements with new or existing customers;

  •
  Renewals or modifications of existing term license agreements that result in higher license fees due to price escalation or an increase in the number of tokens (units of software usage) or products licensed; and

  •
  Escalation of annual payments in our active term license contracts.

        Annual spend is adversely affected by term license and standalone SMS agreements that are not renewed.

        We estimate that annual spend grew by approximately 10.5% during fiscal 2015, from $379.5 million at June 30, 2014 to $419.3 million at June 30, 2015. We estimate that annual spend grew by approximately 12.3% during fiscal 2014, from $337.9 million at June 30, 2013 to $379.5 million at June 30, 2014. The growth was attributable primarily to an increase in the number of tokens or products sold.

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

        The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Net cash provided by operating activities	$191,985	$200,131	$146,562
Purchase of property, equipment, and leasehold improvements	(7,645)	(4,011)	(4,507)
Insurance proceeds	—	—	2,222
Capitalized computer software development costs	(359)	(685)	(1,156)
Excess tax benefits from stock-based compensation	37,024	727	478
Non-capitalized acquired technology	2,621	3,856	—

Free cash flow (non-GAAP)	$223,626	$200,018	$143,599

  Fiscal 2015 Compared to Fiscal 2014

        Total free cash flow increased $23.6 million during fiscal 2015 as compared to the prior fiscal year.

        Excess tax benefits are related to stock-based compensation tax deductions in excess of book compensation expense and reduce our income taxes payable. We have included the impact of excess tax benefits from free cash flow to be consistent with the treatment of other tax benefits.

        In fiscal 2015 and 2014, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from free cash flow to be consistent with transactions where the acquired assets were capitalized.

  Fiscal 2014 Compared to Fiscal 2013

        Total free cash flow increased $56.4 million during fiscal 2014 as compared to the prior fiscal year.

        We have realized steadily improving free cash flow due to growth of our portfolio of term license contracts as well as from the renewal of customer contracts on an installment basis that were previously paid upfront.

Non-GAAP Results

        Non-GAAP operating income excludes certain non-cash and non-recurring expenses, and is used as a supplement to operating income presented on a GAAP basis. We believe that non-GAAP operating income is a useful financial measure because removing non-recurring and certain non-cash items, provides additional insight into recurring profitability and cash flow from operations.

        The following table presents our net income, as adjusted for stock-based compensation expense, non-capitalized acquired technology, restructuring charges, and amortization of purchased technology intangibles, for the indicated periods:

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
GAAP income from operations	$179,792	$129,724	$55,600	$50,068	38.6%	$74,124	133%
Plus:
Stock-based compensation	14,584	14,056	14,637	528	3.8%	(581)	–4%
Non-capitalized acquired technology	3,277	4,856	—	(1,579)	–32.5%	4,856	*
Restructuring charges	—	(15)	(5)	15	–100.0%	(10)	200%
Amortization of purchased technology intangibles	748	922	702	(174)	–18.9%	220	31%

Non-GAAP net income	$198,401	$149,543	$70,934	$48,858	32.7%	$78,609	111%

*
not meaningful

        Non-GAAP operating income increased $48.9 million or approximately 33% in fiscal year 2015 as compared to the prior year. In fiscal year 2014, Non-GAAP operating income increased $78.6 million or approximately 111%, as compared to the prior year.

        In fiscal 2015 and 2014, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from non-GAAP operating income to be consistent with transactions where the acquired assets were capitalized.

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

        We also estimate a license-only TCV, which we refer to as TLCV, by removing the SMS portion of TCV using our historic estimated selling price for SMS. During the revenue transition period, from fiscal year 2010 through 2015, our portfolio of active license agreements reflected a mix of (a) license agreements that included SMS for the entire license term and (b) legacy license agreements that did not include SMS. TLCV provided a consistent basis for assessing growth while customers were transitioning to arrangements that included SMS for the term of the arrangement.

        We believe TCV and TLCV were useful metrics for analyzing our business performance while we were transitioning to our aspenONE licensing model or to point product arrangements with Premier Plus SMS included for the full term, and revenue comparisons between fiscal periods did not reflect the actual growth rate of our business. Comparing TCV and TLCV for different dates provided insight into the growth and retention rate of our business during the period between those dates.

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

        We estimate that TLCV grew by approximately 11.8% during fiscal 2015, from $1.85 billion at June 30, 2014 to $2.07 billion at June 30, 2015. We estimate that TCV grew by approximately 12.3% during fiscal 2015, from $2.19 billion at June 30, 2014 to $2.46 billion at June 30, 2015. The growth was attributable primarily to an increase in the number of tokens or products sold.

Results of Operations

        The following table sets forth the results of operations, percentage of total revenue and the year-over-year percentage change in certain financial data for fiscal 2015, 2014 and 2013:

	Year Ended June 30,						2015 Compared to 2014%	2014 Compared to 2013%
	2015		2014		2013
	(Dollars in Thousands)
Revenue:
Subscription and software	$405,640	92.1%	$350,486	89.5%	$276,585	88.8%	15.7%	26.7%
Services and other	34,761	7.9	40,967	10.5	34,802	11.2	(15.1)	17.7

Total revenue	440,401	100.0	391,453	100.0	311,387	100.0	12.5	25.7

Cost of revenue:
Subscription and software	21,165	4.8	20,141	5.2	20,148	6.5	5.1	—
Services and other	28,411	6.5	32,547	8.3	30,200	9.7	(12.7)	7.8

Total cost of revenue	49,576	11.3	52,688	13.5	50,348	16.2	(5.9)	4.6

Gross profit	390,825	88.7	338,765	86.5	261,039	83.8	15.4	29.8

Operating expenses:
Selling and marketing	92,736	21.1	94,827	24.2	93,655	30.1	(2.2)	1.3
Research and development	69,584	15.8	68,410	17.5	62,516	20.1	1.7	9.4
General and administrative	48,713	11.1	45,819	11.7	49,273	15.8	6.3	(7.0)
Restructuring charges	—	—	(15)	—	(5)	—	*	*

Total operating expenses	211,033	47.9	209,041	53.4	205,439	66.0	1.0	1.8

Income (loss) from operations	179,792	40.8	129,724	33.1	55,600	17.8	*	*
Interest income	487	0.1	1,124	0.3	3,379	1.1	(56.7)	(66.7)
Interest expense	(30)	—	(37)	—	(424)	(0.1)	(18.9)	(91.3)
Other (expense) income, net	(778)	(0.2)	(2,278)	(0.6)	(1,117)	(0.4)	(65.8)	*

Income (loss) before provision for (benefit from) income taxes	179,471	40.8	128,533	32.8	57,438	18.4	*	*
Provision for (benefit from) income taxes	61,064	13.9	42,750	10.9	12,176	3.9	*	*

Net income (loss)	$118,407	26.9%	$85,783	21.9%	$45,262	14.5%	38.0%	89.5%

*
Not meaningful

Revenue

  Fiscal 2015 Compared to Fiscal 2014

        Total revenue increased by $48.9 million during fiscal 2015 as compared to the prior fiscal year. The increase was due to higher subscription and software revenue of $55.1 million, partially offset by lower services and other revenue of $6.2 million.

        Total revenue recognized during fiscal 2014 included $7.6 million related to the completion of a significant customer arrangement recognized under completed contract accounting. This amount was recognized as $4.9 million of subscription and software revenue and $2.7 million of services and other revenue. We did not have a comparable event in fiscal 2015.

  Fiscal 2014 Compared to Fiscal 2013

        Total revenue increased by $80.1 million during fiscal 2014 as compared to the prior fiscal year. The increase was due to higher subscription and software revenue of $73.9 million and higher services and other revenue of $6.2 million. Total revenue recognized during fiscal 2014 included $7.6 million related to the completion of a significant customer arrangement recognized under completed contract accounting, as described above.

Subscription and Software Revenue

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Subscription and software revenue	$405,640	$350,486	$276,585	$55,154	15.7%	$73,901	26.7%
As a percent of revenue	92.1%	89.5%	88.8%

  Fiscal 2015 Compared to Fiscal 2014

        The increase in subscription and software revenue during fiscal 2015 as compared to the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis. The subscription and software revenue for fiscal 2014 included $4.9 million of revenue on a significant customer arrangement recognized under completed contract accounting, as noted above. We did not have a comparable event in fiscal 2015.

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

Services and Other Revenue

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Services and other revenue	$34,761	$40,967	$34,802	$(6,206)	(15.1)	$6,165	17.7%
As a percent of revenue	7.9%	10.5%	11.2%

        Services and other revenue consists primarily of revenue related to professional services and training.

  Fiscal 2015 Compared to Fiscal 2014

        The decrease in services and other revenue of $6.2 million during fiscal 2015 as compared to the prior fiscal year was attributable to lower professional services revenue of $5.1 million and lower training revenue of $1.1 million.

        The year-over-year decrease in professional services revenue of $5.1 million was attributable to the recognition, in fiscal 2014, of $2.7 million of previously deferred professional services revenue on the significant customer arrangement noted above, combined with lower levels of professional service activity in fiscal year 2015.

        Under the aspenONE licensing model, revenue from committed professional service arrangements that are sold as a single arrangement with, or in contemplation of, a new aspenONE licensing transaction is deferred and recognized on a ratable basis over the longer of (a) the period the services are performed or (b) the term of the related software arrangement. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than the period over which the services are performed. Revenue from professional service arrangements bundled with and recognized over the term of aspenONE transactions was consistent year-over-year.

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

Gross Profit

        Gross profit increased by $52.1 million during fiscal 2015 as compared to the prior fiscal year and gross profit margin increased to 88.7% in fiscal 2015 from 86.5% in fiscal 2014. The year-to-year increase in gross profit and gross margin was primarily attributable to the growth of our subscription and software revenue, partially offset by a $1.1 million increase in our costs of subscription and software revenue.

        Gross profit increased by $77.8 million during fiscal 2014 as compared to the prior fiscal year and gross profit margin increased to 86.5% in fiscal 2014 from 83.8% in fiscal 2013. The year-to-year increase in gross profit and gross margin was primarily attributable to the growth of our subscription and software revenue combined with flat cost of subscription and software revenue.

        Please refer to the "Cost of Subscription and Software Revenue" and "Cost of Services and Other Revenue" sections below.

Expenses

Cost of Subscription and Software Revenue

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Cost of subscription and software revenue	$21,165	$20,141	$20,148	$1,024	5.1%	$(7)	—%
As a percent of revenue	4.8%	5.1%	6.5%

        Cost of subscription and software revenue increased by $1.1 million during fiscal 2015 as compared with the prior fiscal year and was consistent during fiscal years 2014 and 2013. Subscription and software gross profit margin was 94.8% in fiscal 2015 and increased from 94.3% and 92.7% in fiscal years 2014 and 2013 respectively. Subscription and software gross margins increased due to revenue growth exceeding increases in cost of revenue over the periods shown.

Cost of Services and Other Revenue

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$28,411	$32,547	$30,200	$(4,136)	(12.7)%	$2,347	7.8%
As a percent of revenue	6.5%	8.3%	9.7%

        Cost of services and other revenue includes the cost of providing professional services and training.

  Fiscal 2015 Compared to Fiscal 2014

        Cost of services and other revenue decreased by $4.1 million during fiscal 2015 as compared to the prior fiscal year. The decrease was due to lower cost of professional services revenue of $4.3 million, slightly offset by higher cost of training revenue of $0.2 million.

        The year-over-year decrease of $4.3 million in cost of professional services revenue is attributable to lower cost of revenue of $2.6 million related to projects accounted for under the completed contract method and lower costs of revenue of $1.7 million related to lower professional service business activity during fiscal year 2015.

        The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from year to year. During fiscal 2014, we recognized net costs of $2.3 million on a significant customer arrangement recognized under completed contract accounting, as discussed in the "Revenue" section.

        Gross profit margin on services and other revenue decreased from 20.5% during fiscal 2014 to 18.3% during fiscal 2015 primarily due to lower revenue and flat costs.

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

Selling and Marketing Expense

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Selling and marketing expense	$92,736	$94,827	$93,655	$(2,091)	(2.2)%	$1,172	1.3%
As a percent of revenue	21.1%	24.2%	30.1%

  Fiscal 2015 Compared to Fiscal 2014

        The year-over-year decrease in selling and marketing expense in fiscal 2015 as compared to the prior fiscal year was primarily the result of lower compensation expense of $1.7 million, lower severance costs of $0.7 million, lower third-party commissions of $0.6 million and lower net other costs of $1.3 million. These lower expense items were partially offset by higher overhead allocations of $1.5 million and higher marketing costs of $0.7 million related to our global customer conference held in fiscal 2015. We typically host our global customer conference every other fiscal year.

        Overhead allocations consist of information systems costs, facility costs and certain benefit costs. The overhead expenses are allocated to departments based on relative headcount, geographic location and total salary.

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

Research and Development Expense

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Research and development expense	$69,584	$68,410	$62,516	$1,174	1.7%	$5,894	9.4%
As a percent of revenue	15.8%	17.5%	20.1%

  Fiscal 2015 Compared to Fiscal 2014

        Research and development expenses increased by approximately $1.2 million during fiscal 2015 as compared to the prior fiscal year. The increase resulted primarily from higher overhead allocations of $2.0 million, higher compensation costs of $0.4 million and higher other net costs of $0.3 million, partially offset by lower costs of acquired technology of $1.6 million.

        In fiscal 2015 and 2014, we acquired technology in two separate transactions for $3.3 million and $4.9 million, respectively. We plan to modify and enhance the acquired technology prior to releasing as commercially available products. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense. We continue to expect that we will develop the acquired technology into commercially available products.

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

General and Administrative Expense

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
General and administrative expense	$48,713	$45,819	$49,273	$2,894	6.3%	$(3,454)	(7.0)%
As a percent of revenue	11.1%	11.7%	15.8%

  Fiscal 2015 Compared to Fiscal 2014

        The year-over-year increase in general and administrative expense during fiscal 2015 as compared to the prior fiscal year was primarily attributable to higher consulting and contractor costs of $1.2 million, higher allocation costs of $1.0 million, higher stock-based compensation expense of $1.0 million, and higher compensation costs of $0.8 million. These increases were partially offset by a $0.9 million business tax refund and lower other net costs of $0.1 million.

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

Interest Income

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Interest income	$487	$1,124	$3,379	$(637)	(56.7)%	$(2,255)	(66.7)%
As a percent of revenue	0.1%	0.3%	1.1%

        The year-over-year decrease in interest income during fiscal 2015 and 2014 as compared to each respective prior fiscal year was primarily attributable to the decrease of our installments receivable portfolio. We expect interest income to continue to decrease going forward as our installments receivable balance continues to decrease.

Interest Expense

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Interest expense	$(30)	$(37)	$(424)	$(7)	(18.9)%	$(387)	(91.3)%
As a percent of revenue	—%	—%	(0.1)%

  Fiscal 2015 Compared to Fiscal 2014

        Interest expense in fiscal 2015 was consistent with fiscal 2014.

  Fiscal 2014 Compared to Fiscal 2013

        The year-over-year decrease in interest expense during fiscal 2014 as compared to the prior fiscal year was attributable to the pay-down of our secured borrowings which were repaid in full during fiscal 2013.

Other Income (Expense), Net

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Other income (expense), net	$(778)	$(2,278)	$(1,117)	$1,500	65.8%	$1,161	*	%
As a percent of revenue	(0.2)%	(0.6)%	(0.4)%

*
Not meaningful

        Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

        During fiscal 2015, 2014 and 2013, other income (expense), net was comprised primarily of $0.8 million, $2.3 million and $1.2 million of net currency losses, respectively.

Provision for (Benefit from) Income Taxes

	Year Ended June 30,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Provision for (benefit from) income taxes	$61,064	$42,750	$12,176	$18,314	(42.8)	$30,574	*
Effective tax rate	34.0%	33.3%	(21.2)%

*
Not meaningful

  Fiscal 2015 Compared to Fiscal 2014

        The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

        Our effective tax rate was 34.0% and 33.3% during fiscal 2015 and 2014, respectively.

        We recognized an income tax expense of $61.1 million during fiscal 2015 compared to $42.8 million during fiscal 2014. The $18.3 million year-over-year increase was generally attributable to additional income tax expense of $19.4 million resulting from higher U.S. pre-tax profit offset by an increased tax benefit of $1.1 million related to a Domestic Production Activity Deduction.

        As of June 30, 2015, we maintained a valuation allowance in the U.S. primarily for certain deferred tax assets related to capital losses that are anticipated to expire unused. We also maintain a valuation allowance on certain foreign subsidiary NOL carryforwards because it is more likely than not that a benefit will not be realized. As of June 30, 2015 and 2014, our total valuation allowance was $10.1 million and $10.0 million, respectively.

        We made cash tax payments totaling $4.6 million during fiscal 2015. We paid $3.0 million for foreign tax liabilities and $1.6 million for state tax liabilities. These payments were partially offset by cash tax refunds of $0.9 million.

  Fiscal 2014 Compared to Fiscal 2013

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

        As of June 30, 2014, we maintained a valuation allowance in the U.S. primarily for certain deferred tax assets related to capital losses that are anticipated to expire unused. We also maintain a valuation allowance on certain foreign subsidiary NOL carryforwards because it is more likely than not that a benefit will not be realized. As of June 30, 2014 and 2013, our total valuation allowance was $10.0 million and $9.9 million, respectively.

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

Liquidity and Capital Resources

Resources

        In recent years, we have financed our operations with cash generated from operating activities. As of June 30, 2015, our principal sources of liquidity consisted of $156.2 million in cash and cash equivalents and $62.2 million of marketable securities. As of June 30, 2014, our principal sources of liquidity consisted of $199.5 million in cash and cash equivalents and $98.9 million of marketable securities.

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

        Our cash equivalents of $130.2 million and $175.9 million as of June 30, 2015 and 2014, respectively, consisted primarily of money market funds. Our investments in marketable securities of $62.2 million and $98.9 million as of June 30, 2015 and 2014 consisted primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 14 months and less than one month to 23 months, respectively. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

        The following table summarizes our cash flow activities for the periods indicated:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$191,985	$200,131	$146,562
Investing activities	27,466	(13,187)	(97,391)
Financing activities	(261,259)	(120,170)	(81,771)
Effect of exchange rates on cash balances	(1,469)	320	(210)

Increase (decrease) in cash and cash equivalents	$(43,277)	$67,094	$(32,810)

Operating Activities

        Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

  Fiscal 2015 Compared to Fiscal 2014

        Cash from operating activities provided $192.0 million during fiscal 2015. This amount resulted from net income of $118.4 million, adjusted for non-cash items of $40.5 million, and net sources of cash of $33.1 million due to decreases in operating assets of $12.3 million and increases in operating liabilities of $20.8 million.

        Cash flow from operations for fiscal 2015 was reduced by our expensing a $2.6 million payment related to the purchase of non-capitalized acquired technology. Other past acquisitions of technology qualified for capitalization and therefore the cash outflow was shown in the investing section of the consolidated statements of cash flows. Refer to the 'Key Business Metrics—Free Cash Flow" and "Non-GAAP Operating Income" for further discussion of the non-capitalized acquired technology transaction.

        Non-cash expenses within net income consisted primarily of deferred income tax expense of $20.1 million, stock-based compensation expense of $14.6 million, and depreciation and amortization expense of $6.2 million.

        A decrease in operating assets of $12.3 million and an increase in operating liabilities of $20.8 million contributed $33.1 million to net cash from operating activities. Sources of cash consisted of increases in deferred revenue of $14.9 million, decreases in accounts receivable of $8.0 million, net increases in accounts payable, accrued expenses and other current liabilities of $5.9 million, decreases in prepaid expenses, prepaid income taxes and other assets totaling $4.1 million and decreases in unbilled services of $0.5 million. Partially offsetting these sources of cash were increases in installment receivables of $0.4 million.

  Fiscal 2014 Compared to Fiscal 2013

        Cash from operating activities provided $200.1 million during fiscal 2014. This amount resulted from net income of $85.8 million, adjusted for non-cash items of $59.4 million, and net sources of cash of $54.9 million due to decreases in operating assets of $11.7 million and increases in operating liabilities of $43.2 million.

        Cash flow from operations for fiscal 2014 was reduced by our expensing of a $3.9 million payment related to the purchase of non-capitalized acquired technology.

        Non-cash expenses within net income consisted primarily of deferred income tax expense of $34.6 million, stock-based compensation expense of $14.1 million and depreciation and amortization expense of $5.2 million.

        A decrease in operating assets of $11.7 million and an increase in operating liabilities of $43.2 million contributed $54.9 million to net cash from operating activities. Sources of cash consisted of increases in deferred revenue of $42.3 million, decreases in installments receivable totaling $13.6 million, decreases in prepaid expenses, prepaid income taxes and other assets totaling $0.9 million, net increases in accounts payable, accrued expenses and other current liabilities of $0.9 million and decreases in unbilled services of $0.3 million. Partially offsetting these sources of cash were increases in accounts receivable of $3.2 million.

Investing Activities

  Fiscal 2015 Compared to Fiscal 2014

        During fiscal 2015, we provided $27.5 million of cash from investing activities. The source of cash was from $85.5 million related to the maturity of marketable securities. Partially offsetting this source of cash were a $50.1 million use related to the purchases of marketable securities, a $7.6 million use of cash for capital expenditures, primarily related to our new principal executive offices located in Bedford, Massachusetts, and a $0.4 million use of cash related to the capitalization of internally developed software costs.

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

Financing Activities

  Fiscal 2015 Compared to Fiscal 2014

        During fiscal 2015, we used $261.3 million of cash for financing activities. We paid $297.2 million for repurchases of our common stock and paid withholding taxes of $5.7 million on vested and settled restricted stock units. Sources of cash in the period included $37.0 million related to stock-based compensation tax deductions in excess of book compensation expense that reduced taxes payable and increased additional paid in capital and proceeds of $4.7 million from the exercise of employee stock options.

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

Contractual Obligations and Requirements

        Our contractual obligations consisted primarily of royalties and operating lease and commitments for our headquarters and other facilities and were as follows as of June 30, 2015:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Cash Obligations:
Operating leases	$45,961	$8,325	$10,622	$9,239	$17,775
Fixed fee royalty obligations	5,717	1,792	3,507	227	191
Contractual royalty obligations	2,084	2,084
Other obligations	9,476	4,730	3,675	1,070	—

Total contractual cash obligations	$63,238	$16,931	$17,804	$10,536	$17,966

Other Commercial Commitments:
Standby letters of credit	$2,195	$399	$1,389	$126	$281

Total commercial commitments	$65,433	$17,330	$19,193	$10,662	$18,247

        In August 2015, we executed a lease amendment for our Houston, Texas, location. The amendment extended the original lease termination date from July 2016 until February 2023 and increased future non-cancelable lease payments from $1.8 million, reflected in the above table, to $9.9 million. Base annual rent under the amended lease ranges between $1.3 million and $1.5 million, excluding our pro-rata share of taxes and expenses.

        In August 2015, we entered into a new lease agreement for our office location in Singapore. The initial term of the lease is for 60 months and approximately 11,343 square feet, commencing December 2015. Base annual rent will be $0.6 million, excluding our proportionate share of taxes and other expenses. Subject to the terms and conditions of the lease, we may extend the lease for an additional 36 month term. Future minimum non-cancelable lease payments due over the term of the lease amount to approximately $3.1 million. Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises, are estimated to total approximately $1.1 million. Payments of $0.7 million for binding contractual obligations related to the new facility capital expenditures are expected to be made in fiscal 2016.

        Except for the commitments under the aforementioned lease agreement, we are not currently a party to any other material purchase contracts related to future capital expenditures, and we do not expect our future investment in capital expenditures to be materially different from recent levels.

        The standby letters of credit were issued by Silicon Valley Bank in the United States and secure our performance on professional services contracts and certain facility leases.

        The above table does not reflect a liability for uncertain tax positions of $19.9 million as of June 30, 2015. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Off-Balance Sheet Arrangements

        As of June 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

        Delivery of our product—Software and the corresponding access keys are generally delivered to customers via disk media with standard shipping terms of Free Carrier, our warehouse (i.e., FCA, named place) or electronic delivery. Our software license agreements do not contain conditions for acceptance.

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

  Vendor-Specific Objective Evidence of Fair Value

        We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we were no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in fiscal 2015 and is not expected to have a material impact on our revenue in future periods.

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

        Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we were no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in fiscal 2015 and is not expected to have a material impact on our revenue in future periods.

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

Recently Adopted Accounting Pronouncements

        In fiscal 2015, we adopted ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which did not have an impact on our reported financial position or results of operations and cash flows.

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

        ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of ASU No. 2014-09 is not permitted. The amendments included within ASU No. 2014-09 should be applied by using one of the following methods:

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

        We will adopt ASU No. 2014-09 during the first quarter of fiscal 2019. We are currently evaluating the impact of ASU No. 2014-09 on our financial position, results of operations and cash flows.

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

Foreign Currency Risk

        During fiscal 2015 and 2014, 13.8% and 15.7% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2014 and fiscal 2013. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

        During fiscal 2015 and fiscal 2014, we recorded $0.8 million and $(2.3) million of net foreign currency exchange gains and losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $5.0 million for fiscal 2015 and by approximately $6.0 million for fiscal 2014, respectively.

Interest Rate Risk

        We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

        We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than 1 month to 14 months as of June 30, 2015 and less than 1 month to 23 months as of June 30, 2014, respectively. We do not use derivative financial instruments in our investment portfolio.

        Our analysis of our investment portfolio and interest rates at June 30, 2015 and 2014 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.3 million for fiscal 2015 and $0.8 million for fiscal 2014 in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Item 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP, are presented following Item 15 of this Form 10-K:

Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended June 30, 2015, 2014 and 2013
Consolidated Balance Sheets as of June 30, 2015 and 2014
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended June 30, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

a)    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria established in "Internal Control—Integrated Frameworks (2013) issued by the Committee of Sponsors Organizations of the Treadway Commission (COSO), and concluded that, as of June 30, 2015, our internal control over financial reporting was effective.

        KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2015. This report appears below.

c)     Changes in Internal Control over Financial Reporting

        During the three months ended June 30, 2015, no changes were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited Aspen Technology, Inc.'s and subsidiaries (the "Company") internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2014 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended June 30, 2015, and our report dated August 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
August 13, 2015

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Certain information required under this Item 10 will appear under the sections entitled "Executive Officers of the Registrant," "Election of Directors," "Information Regarding our Board of Directors and Corporate Governance," "Code of Business Conduct and Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation.

        Certain information required under this Item 11 will appear under the sections entitled "Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation" and "Employment and Change in Control Agreements" in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Certain information required under this Item 12 will appear under the sections entitled "Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Certain information required under this Item 13 will appear under the sections entitled "Information Regarding the Board of Directors and Corporate Governance" and "Related Party Transactions" in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Certain information required under this Item 14 will appear under the section entitled "Independent Registered Public Accountants" in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

        The consolidated financial statements appear immediately following page 62 ("Signatures").

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

ASPEN TECHNOLOGY, INC.
Date: August 13, 2015	By:	/s/ ANTONIO J. PIETRI Antonio J. Pietri President and Chief Executive Officer
Date: August 13, 2015	By:	/s/ MARK P. SULLIVAN Mark P. Sullivan Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONIO J. PIETRI Antonio J. Pietri	President and Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2015
/s/ MARK P. SULLIVAN Mark P. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2015
/s/ ROBERT M. WHELAN, JR. Robert M. Whelan, Jr.	Chairman of the Board of Directors	August 13, 2015
/s/ DONALD P. CASEY Donald P. Casey	Director	August 13, 2015
/s/ GARY E. HAROIAN Gary E. Haroian	Director	August 13, 2015

Signature	Title	Date

/s/ JOAN C. MCARDLE Joan C. McArdle	Director	August 13, 2015
/s/ SIMON OREBI GANN Simon Orebi Gann	Director	August 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aspen Technology, Inc.:

        We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
August 13, 2015

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$405,640	$350,486	$276,585
Services and other	34,761	40,967	34,802

Total revenue	440,401	391,453	311,387

Cost of revenue:
Subscription and software	21,165	20,141	20,148
Services and other	28,411	32,547	30,200

Total cost of revenue	49,576	52,688	50,348

Gross profit	390,825	338,765	261,039

Operating expenses:
Selling and marketing	92,736	94,827	93,655
Research and development	69,584	68,410	62,516
General and administrative	48,713	45,819	49,273
Restructuring charges	—	(15)	(5)

Total operating expenses	211,033	209,041	205,439

Income from operations	179,792	129,724	55,600
Interest income	487	1,124	3,379
Interest expense	(30)	(37)	(424)
Other (expense), net	(778)	(2,278)	(1,117)

Income before provision for income taxes	179,471	128,533	57,438
Provision for income taxes	61,064	42,750	12,176

Net income	$118,407	$85,783	$45,262

Net income per common share:
Basic	$1.34	$0.93	$0.48
Diluted	$1.33	$0.92	$0.47
Weighted average shares outstanding:
Basic	88,398	92,648	93,586
Diluted	89,016	93,665	95,410

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Net income	$118,407	$85,783	$45,262
Other comprehensive income (loss):
Net unrealized (losses) gains on available for sale securities, net of tax effects of $15, ($32) and $28 for fiscal years 2015, 2014 and 2013	(29)	59	(52)
Foreign currency translation adjustments	(2,873)	2,050	(780)

Total other comprehensive income (loss)	(2,902)	2,109	(832)

Comprehensive income	$115,505	$87,892	$44,430

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$156,249	$199,526
Short-term marketable securities	59,197	67,619
Accounts receivable, net	30,721	38,532
Current portion of installments receivable, net	1,589	640
Unbilled services	1,108	1,656
Prepaid expenses and other current assets	8,055	10,567
Prepaid income taxes	542	605
Current deferred tax assets	6,169	10,537

Total current assets	263,630	329,682
Long-term marketable securities	3,047	31,270
Non-current installments receivable, net	253	811
Property, equipment and leasehold improvements, net	18,039	7,588
Computer software development costs, net	1,026	1,390
Goodwill	17,360	19,276
Non-current deferred tax assets	10,444	12,765
Other non-current assets	1,562	5,190

Total assets	$315,361	$407,972

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,240	$412
Accrued expenses and other current liabilities	38,483	34,984
Income taxes payable	1,775	2,168
Current deferred revenue	250,968	228,940

Total current liabilities	296,466	266,504
Non-current deferred revenue	37,919	45,942
Other non-current liabilities	29,522	11,850
Commitments and contingencies (Note 8)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of June 30, 2015 and 2014 Issued and outstanding—none as of June 30, 2015 and 2014	—	—
Stockholders' (deficit) equity:
Common stock, $0.10 par value—Authorized—210,000,000 shares Issued—101,607,520 shares at June 30, 2015 and 101,033,740 shares at June 30, 2014 Outstanding—84,504,202 shares at June 30, 2015 and 91,661,850 shares at June 30, 2014	10,161	10,103
Additional paid-in capital	641,883	591,324
Accumulated deficit	(145,627)	(264,034)
Accumulated other comprehensive income	6,470	9,372
Treasury stock, at cost—17,103,318 shares of common stock at June 30, 2015 and 9,371,890 shares at June 30, 2014	(561,433)	(263,089)

Total stockholders' (deficit) equity	(48,546)	83,676

Total liabilities and stockholders' (deficit) equity	$315,361	$407,972

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock					Treasury Stock
					Accumulated Other Comprehensive Income			Total Stockholders' (Deficit) Equity
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Accumulated Deficit		Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2012	96,663,580	$9,666	$547,546	$(395,079)	$8,095	3,197,625	$(56,636)	$113,592

Comprehensive income (loss):
Net income	—	—	—	45,262	—	—	—	45,262
Other comprehensive income (loss)	—	—	—	—	(832)	—	—	(832)
Exercise of stock options	2,743,772	275	20,868	—	—	—	—	21,143
Issuance of restricted stock units	538,193	54	(7,759)	—	—	—	—	(7,705)
Repurchase of common stock	—	—	—	—	—	3,064,151	(84,677)	(84,677)
Stock-based compensation	—	—	14,637	—	—	—	—	14,637
Excess tax benefits from stock-based compensation	—	—	478					478

Balance June 30, 2013	99,945,545	$9,995	$575,770	$(349,817)	$7,263	6,261,776	$(141,313)	$101,898

Comprehensive income (loss):
Net income	—	—	—	85,783	—	—	—	85,783
Other comprehensive income (loss)	—	—	—	—	2,109	—	—	2,109
Exercise of stock options	723,330	72	8,638	—	—	—	—	8,710
Issuance of restricted stock units	364,865	36	(7,867)	—	—	—	—	(7,831)
Repurchase of common stock	—	—	—	—	—	3,110,114	(121,776)	(121,776)
Stock-based compensation	—	—	14,056	—	—	—	—	14,056
Excess tax benefits from stock-based compensation	—	—	727					727

Balance June 30, 2014	101,033,740	$10,103	$591,324	$(264,034)	$9,372	9,371,890	$(263,089)	$83,676

Comprehensive income (loss):
Net income	—	—	—	118,407	—	—	—	118,407
Other comprehensive income (loss)	—	—	—	—	(2,902)			(2,902)
Exercise of stock options	308,847	31	4,635	—	—	—		4,666
Issuance of restricted stock units	264,933	27	(5,684)	—	—	—	—	(5,657)
Repurchase of common stock	—	—	—	—	—	7,731,428	(298,344)	(298,344)
Stock-based compensation	—	—	14,584	—	—	—	—	14,584
Excess tax benefits from stock-based compensation	—	—	37,024					37,024

Balance June 30, 2015	101,607,520	$10,161	$641,883	$(145,627)	$6,470	17,103,318	$(561,433)	$(48,546)

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$118,407	$85,783	$45,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,216	5,215	5,229
Net foreign currency loss (gain)	(1,552)	1,934	(952)
Stock-based compensation	14,584	14,056	14,637
Deferred income taxes	20,112	34,596	5,127
Provision for bad debts	(513)	1,793	489
Tax benefits from stock-based compensation	37,024	727	478
Excess tax benefits from stock-based compensation	(37,024)	(727)	(478)
Other non-cash operating activities	1,619	1,847	818
Changes in assets and liabilities:
Accounts receivable	8,028	(3,179)	(6,094)
Unbilled services	526	301	(380)
Prepaid expenses, prepaid income taxes, and other assets	4,070	947	3,827
Installment receivables	(364)	13,607	39,419
Accounts payable, accrued expenses and other liabilities	5,933	906	(5,425)
Deferred revenue	14,919	42,325	44,605

Net cash provided by operating activities	191,985	200,131	146,562

Cash flows from investing activities:
Purchase of marketable securities	(50,065)	(68,356)	(97,597)
Maturities of marketable securities	85,535	60,265	4,549
Purchase of property, equipment and leasehold improvements	(7,645)	(4,011)	(4,507)
Insurance proceeds	—	—	2,222
Purchase of technology intangibles	—	(400)	(902)
Capitalized computer software development costs	(359)	(685)	(1,156)

Net cash provided by (used in) investing activities	27,466	(13,187)	(97,391)

Cash flows from financing activities:
Exercise of stock options	4,662	8,710	21,143
Repayments of secured borrowings	—	—	(11,010)
Repurchases of common stock	(297,246)	(121,776)	(84,677)
Payment of tax withholding obligations related to restricted stock	(5,699)	(7,831)	(7,705)
Excess tax benefits from stock-based compensation	37,024	727	478

Net cash used in financing activities	(261,259)	(120,170)	(81,771)

Effect of exchange rate changes on cash and cash equivalents	(1,469)	320	(210)

(Decrease) increase in cash and cash equivalents	(43,277)	67,094	(32,810)
Cash and cash equivalents, beginning of year	199,526	132,432	165,242

Cash and cash equivalents, end of year	$156,249	$199,526	$132,432

Supplemental disclosure of cash flow information:
Income tax paid, net	$3,712	$7,157	$4,645
Interest paid	30	37	424

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations

        Aspen Technology, Inc., together with its subsidiaries, is a leading global provider of mission-critical process optimization software solutions designed to manage and optimize plant and process design, operational performance, and supply chain planning. Our aspenONE software and related services have been developed for companies in the process industries, which consist of energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. We operate globally in 31 countries as of June 30, 2015.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

(d)   Marketable Securities

        The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of June 30, 2015 and 2014:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
June 30, 2015:
U.S. corporate bonds	$59,197	$59,223	$8	$(34)

Total short-term marketable securities	$59,197	$59,223	$8	$(34)

U.S. corporate bonds	$3,047	$3,055	$—	$(8)

Total long-term marketable securities	$3,047	$3,055	$—	$(8)

June 30, 2014:
U.S. corporate bonds	$67,619	$67,587	$39	$(7)

Total short-term marketable securities	$67,619	$67,587	$39	$(7)

U.S. corporate bonds	$31,270	$31,290	$1	$(21)

Total long-term marketable securities	$31,270	$31,290	$1	$(21)

        Our marketable securities are classified as available-for-sale and reported at fair value on the consolidated balance sheets. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on investments are recognized in earnings as incurred. Our investments consist primarily of investment grade fixed income corporate debt securities with maturity dates ranging from July 2015 through August 2016 as of June 30, 2015 and from July 2014 through May 2016 as of June 30, 2014, respectively.

        We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments—Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. During fiscal 2015 and 2014, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the periods then ended. Unrealized losses are attributable to changes in interest rates.

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

        Depreciation expense was $4.7 million, $3.3 million and $3.4 million for fiscal 2015, 2014 and 2013, respectively.

(f)    Revenue Recognition

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

        In fiscal 2012, we introduced Premier Plus SMS. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules. Premier Plus SMS is exclusively available as a component of our term contract arrangements and we are unable to establish VSOE for this deliverable because we don't offer it on a stand-alone basis.

        Revenue related to our aspenONE licensing model and point product arrangements with Premier Plus SMS are both recognized over the term of the arrangement on a ratable basis. The changes to our licensing model resulted in a significant reduction to license revenue in fiscal 2010, as compared to fiscal periods preceding our licensing model changes. From fiscal 2010 through fiscal 2015, as customer license arrangements previously executed under the upfront revenue model reached the end of their terms, and were renewed under the aspenONE licensing model, we recognized increasing amounts of

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

subscription revenue and deferred revenue. The value of our installed base of software licenses was also growing during this period which further contributed to growth in subscription and deferred revenue. Many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010, and consequently, a number of arrangements executed under the upfront revenue model did not reach the end of their original term until the end of fiscal 2015. For fiscal 2016 and beyond, we do not expect the changes to our licensing model to have any material impact on subscription revenue or deferred revenue.

        The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. In addition, the changes to our licensing model did not impact the incurrence or timing of our expenses. Since there was no corresponding expense reduction to offset the lower revenue during fiscal years 2010-2015, operating income was lower than what would have been reported under a fully transitioned revenue model, and during fiscal 2010, 2011 and 2012, the lower revenue resulted in operating losses.

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

  Vendor-Specific Objective Evidence of Fair Value

        We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in fiscal 2015 and is not expected to have a material impact on our revenue in future periods.

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

        Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for our legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in fiscal 2015 and is not expected to have a material impact on our revenue in future periods.

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

  i)
  Legacy SMS revenue had decreased since fiscal 2010, and been offset by a corresponding increase in subscription and software revenue as customers transitioned to our aspenONE licensing model and to point product arrangements with Premier Plus SMS.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

  ii)
  Legacy SMS revenue was no longer significant in relation to our total revenue due to the number of our term license arrangements that had been converted to the aspenONE licensing model.

  iii)
  We expected legacy SMS revenue to continue to decrease as expiring license arrangements were renewed on the aspenONE licensing model.

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

        The following table summarizes the impact of revenue and cost of revenue reclassifications for fiscal 2013:

	Classification in Consolidated Statements of Operations for the Year Ended June 30,		Year Ended June 30,
	2015 and 2014	2013	2015	2014	2013
			(Dollars in Thousands)
Legacy SMS revenue	Subscription and software	Services and other	$20,467	$30,341	$36,931
Cost of Legacy SMS revenue	Subscription and software	Services and other	$4,036	$5,571	$7,360

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        The following tables summarize the impact of legacy SMS revenue and cost of revenue reclassification on our previously presented consolidated statements of operations for fiscal 2013:

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

Deferred Revenue

        Deferred revenue includes amounts billed or collected in advance of revenue recognition, including arrangements under the aspenONE licensing model, point product arrangements with Premier Plus SMS, legacy SMS arrangements, professional services, and training. Under the aspenONE licensing model and for point product arrangements with Premier Plus SMS, VSOE does not exist for the undelivered elements, and as a result, the arrangement fees are recognized ratably (i.e., on a subscription basis) over the term of the license. Deferred revenue is recorded as each invoice becomes due.

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

        Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2015 and 2014, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

(g)   Installments Receivable

        Installments receivable resulting from product sales under the upfront revenue model are discounted to present value at prevailing market rates at the date the contract is signed, taking into consideration the customer's credit rating. The finance element is recognized using the effective interest method over the relevant license term and is classified as interest income. Installments receivable are classified as current and non-current in our consolidated balance sheets based on the maturity date of the related installment. Non-current installments receivable consist of receivables with a due date greater than one year from the period-end date. Current installments receivable consist of invoices with a due date of less than one year but greater than 45 days from the period-end date. Once an installments receivable invoice becomes due within 45 days, it is reclassified as a trade accounts receivable in our consolidated balance sheets. As a result, we did not have any past due installments receivable as of June 30, 2015.

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

        As of June 30, 2015, our current and non-current installments receivable of $1.6 million and $0.3 million are presented net of unamortized discounts of less than $0.1 million each, respectively.

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

        The following table presents our allowance for doubtful accounts activity for accounts receivable in fiscal 2015 and 2014, respectively:

	Year Ended June 30,
	2015	2014
	(Dollars in Thousands)
Balance, beginning of year	$3,465	$1,615
Provision for bad debts	(1,032)	1,922
Write-offs	(797)	(72)

Balance, end of year	$1,636	$3,465

        The following table summarizes our accounts receivable, net of the related allowance for doubtful accounts, as of June 30, 2015 and 2014:

	Gross	Allowance	Net
	(Dollars in Thousands)
June 30, 2015:
Accounts Receivable	$32,357	$1,636	$30,721

	$32,357	$1,636	$30,721

June 30, 2014:
Accounts Receivable	$41,997	$3,465	$38,532

	$41,997	$3,465	$38,532

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

        The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
June 30, 2015:
Cash equivalents	$130,232	$—
Marketable securities	—	62,244
June 30, 2014:
Cash equivalents	$175,875	$—
Marketable securities	—	98,889

        At June 30, 2015 and 2014, we did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs ("Level 3 Inputs").

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

        Total computer software costs capitalized were $0.4 million, $0.7 million and $1.2 million during the years ended June 30, 2015, 2014 and 2013, respectively. Total amortization expense charged to operations was approximately $0.7 million, $1.0 million and $1.1 million for the years ended June 30, 2015, 2014 and 2013, respectively. Computer software development accumulated amortization totaled $73.3 million and $72.7 million as of June 30, 2015 and 2014, respectively. Weighted average remaining useful life of computer software development costs was 1.1 years and 1.9 years at June 30, 2015 and 2014, respectively.

        At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. During the years ending June 30, 2015, 2014 and 2013, our computer software development costs were not considered impaired and as such, we did not recognize impairment losses during the periods then ended.

(k)   Foreign Currency Translation

        The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment and is the local currency of the subsidiary. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to accumulated other comprehensive income included in stockholders' equity in the consolidated balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. Foreign currency transaction and remeasurement losses were $0.8 million, $2.3 million and $1.2 million in fiscal 2015, 2014 and 2013, respectively.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        For the years ended June 30, 2015, 2014 and 2013, certain employee equity awards were anti-dilutive based on the treasury stock method. The calculations of basic and diluted net income (loss) per share and basic and diluted weighted average shares outstanding are as follows:

	Year Ended June 30,
	2015	2014	2013
	(Dollars and Shares in Thousands, Except per Share Data)
Net income (loss)	$118,407	$85,783	$45,262

Weighted average shares outstanding	88,398	92,648	93,586
Dilutive impact from:
Employee equity awards	618	1,017	1,824
Dilutive weighted average shares outstanding	89,016	93,665	95,410
Income (loss) per share
Basic	$1.34	$0.93	$0.48
Dilutive	$1.33	$0.92	$0.47

        The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date:

	Year Ended June 30,
	2015	2014	2013
	(Shares in Thousands)
Employee equity awards	587	291	443

(m)  Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, marketable securities, accounts receivable and installments receivable. Our cash is held in financial institutions, and our cash equivalents are invested in money market mutual funds that we believe to be of high credit quality. At June 30, 2015, our investments in marketable securities consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 14 months. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

        Concentration of credit risk with respect to receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not require collateral or other security in support of our receivables. As of June 30, 2015, one customer receivable balance represented approximately 11% of our total receivables. The balance was collected subsequent to June 30, 2015.

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

        Intangible assets consist of the following as of June 30, 2015 and 2014:

	Gross Carrying Amount	Accumulated Amortization	Effect of currency translation	Net Carrying Amount	Weighted Average Remaining Life (in Years)
	(Dollars in Thousands)
June 30, 2015:
Technology and patents	$2,596	$(2,646)	$197	$147	0.4

Total	$2,596	$(2,646)	$197	$147	0.4

June 30, 2014:
Technology and patents	$2,596	$(1,899)	$197	$894	1.1

Total	$2,596	$(1,899)	$197	$894	1.1

        Amortization expense for technology and patents is included in operating expenses and amounted to $0.7 million, $0.9 million and $0.7 million in fiscal 2015, 2014 and 2013, respectively. Amortization expense is expected to approximate $0.1 million for fiscal 2016.

  Goodwill:

        During fiscal 2014, we re-aligned our reporting units to reflect our revised operating and reportable segment structure (refer to Note 10). As a result of this re-alignment, goodwill previously assigned to our SMS, training and other reporting unit was combined with goodwill in our license reporting unit, which is currently known as the subscription and software reporting unit. The carrying amount of goodwill of our professional services reporting unit, currently known as the services reporting unit, was zero at June 30, 2015 and 2014 and consisted of gross goodwill of $5.1 million offset by accumulated impairment losses of $(5.1) million as of the end of each period.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

        The changes in the carrying amount of goodwill for our subscription and software reporting unit during fiscal years ending June 30, 2015 and 2014 were as follows:

Amount
(Dollars in Thousands)
Balance as of June 30, 2013:
Goodwill	$84,701
Accumulated impairment losses	(65,569)

$19,132

Effect of currency translation	144

Balance as of June 30, 2014:
Goodwill	$84,845
Accumulated impairment losses	(65,569)

$19,276

Effect of currency translation	(1,916)

Balance as of June 30, 2015:
Goodwill	$82,929
Accumulated impairment losses	(65,569)

$17,360

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

        We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2014 and, based upon the results of our

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Significant Accounting Policies (Continued)

qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during fiscal 2015 and 2014.

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

        In fiscal 2015, 2014, and 2013, we capitalized direct labor costs of $0.3 million, $0.8 million and $0.6 million, respectively associated with our development of software for internal use. These costs are included within property, plant and equipment in our consolidated balance sheets.

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

(o)   Comprehensive Income

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) and its components for fiscal 2015, 2014 and 2013 are disclosed in the accompanying consolidated statements of comprehensive income (loss).

        As of June 30, 2015, 2014 and 2013, accumulated other comprehensive income is comprised of foreign translation adjustments of $6.5 million, $9.4 million $7.3 million, respectively, and net unrealized gains (losses) on available for sale securities of less than ($0.1) million, $0.1 million and ($0.1) million, respectively.

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

(r)   Loss Contingencies

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

(s)   Advertising Costs

        Advertising costs are expensed as incurred and are classified as sales and marketing expenses. We incurred advertising expenses of $2.9 million, $2.1 million and $2.9 million during fiscal 2015, 2014 and 2013, respectively. We had less than $0.1 million in prepaid advertising costs included in the accompanying consolidated balance sheets as of June 30, 2015 and 2014.

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

        During fiscal 2015 and 2014, we acquired certain technologies for $3.3 million and $4.9 million, respectively, that we plan to modify and enhance for release as a commercially available product. At the time we acquired the technology, the project to develop a commercially available product did not meet the definition of having reached technological feasibility and as such, the entire cost of the acquired technology was expensed as research and development expense.

(u)   Recently Adopted Accounting Pronouncements

        In fiscal 2015, we adopted ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which did not have an impact on our reported financial position or results of operations and cash flows.

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

        ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of ASU No. 2014-09 is not permitted. The amendments included within ASU No. 2014-09 should be applied by using one of the following methods:

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

        We will adopt ASU No. 2014-09 during the first quarter of fiscal 2019. We are currently evaluating the impact of ASU No. 2014-09 on our financial position, results of operations and cash flows.

(3) Secured Borrowings and Collateralized Receivables

        We had no outstanding secured borrowings as of June 30, 2015 and 2014 since the balance due to the financial institutions was repaid in full during fiscal 2013. Prior to the repayment of secured borrowings, we maintained arrangements with financial institutions for borrowings secured by our installments receivable contracts for which limited recourse existed against us. Under these programs, we and the financial institution negotiated the amount borrowed and interest rate secured by each receivable for each transaction. The customers' payments of the underlying receivables funded the repayment of the related amounts borrowed. The collateralized receivables earned interest income, and the secured borrowings accrued borrowing costs at approximately the same interest rate. These arrangements were accounted for as secured borrowings.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Secured Borrowings and Collateralized Receivables (Continued)

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

(4) Supplemental Balance Sheet Information

        Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2015	2014
	(Dollars in Thousands)
Property, equipment and leasehold improvements—at cost:
Computer equipment	$11,614	$11,772
Purchased software	23,338	23,720
Furniture & fixtures	6,653	4,530
Leasehold improvements	12,225	3,448
Accumulated depreciation	(35,791)	(35,882)

Property, equipment and leasehold improvements—net	$18,039	$7,588

        We account for asset retirement obligations in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations. Our asset retirement obligations relate to leasehold improvements for leased properties. The balance of our asset retirement obligations was $0.6 million as of June 30, 2015 and 2014.

        We account for restructuring activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. We have undertaken no restructuring actions during fiscal 2015, 2014, or 2013. Net restructuring charges consisted of credits of less than $0.1 million in fiscal 2015, 2014 and 2013. Accrued facility exit costs were $0.1 million as of June 30, 2015, 2014 and 2013. Cash payments related to accrued facility exit costs were less than $0.1 million during fiscal 2015 and 2014 and $0.8 million during fiscal 2013. We expect to pay the remaining facility exit cost obligations over the remaining lease terms that will expire on various dates through 2017.

        Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2015	2014
	(Dollars in Thousands)
Royalties and outside commissions	$2,879	$3,596
Payroll and payroll-related	18,965	19,347
Other	16,639	12,041

Total accrued expenses and other current liabilities	$38,483	$34,984

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Supplemental Balance Sheet Information (Continued)

        Other non-current liabilities in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2015	2014
	(Dollars in Thousands)
Deferred rent	$5,273	$402
Other*	24,249	11,448

Total other non-current liabilities	$29,522	$11,850

(1)
During fiscal 2015, we received $6.1 million of landlord-funded leasehold improvements related to our new principal executive offices located in Bedford, Massachusetts. The landlord-funded leasehold improvements were recorded as property, plant and equipment and deferred rent in our consolidated balance sheets as of June 30, 2015 and are being amortized as a reduction to rent expense over the life of the lease. During fiscal 2014, we determined that $1.5 million of improvements made to the Bedford, Massachusetts offices were owned by the landlord. As of June 30, 2014, the $1.5 million of improvements were recorded within other non-current assets in our consolidated balance sheets and were reclassified as a reduction to deferred rent during fiscal 2015 when we occupied the facility. The improvements are being amortized as additional rent expense over the life of the lease. Please refer to Note 8 for further information on the lease.

(2)
Other was comprised primarily of our net reserve for uncertain tax positions of $22.6 million and $9.3 million as of June 30, 2015 and June 30, 2014, respectively. We account for unrecognized tax benefits in accordance with ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In accordance with ASU 2013-11, deferred tax assets should be presented net of liabilities for uncertain tax positions provided there are specific deferred tax assets available to settle the uncertain income tax liabilities. As of June 30, 2014, we had sufficient deferred tax assets available to settle a portion of our reserve for uncertain tax positions, and consequently, only a portion of our total reserve for uncertain tax positions was reported as a non-current liability in our consolidated balance sheets. As of June 30, 2015, we no longer had deferred tax assets available to net against our reserve for uncertain tax positions, and, as a result, the total reserve for uncertain tax positions was presented as a non-current liability in our unaudited consolidated balance sheets as of June 30, 2015. Our total reserve for uncertain tax positions was approximately $22.6 million and $21.2 million as of June 30, 2015 and June 30, 2014, respectively.

(5) Common Stock

        On January 28, 2015, our Board of Directors approved a share repurchase program for up to $450 million worth of our common stock. This share repurchase program replaced the prior program approved by the Board of Directors on April 23, 2014 that had a value of up to $200 million and remaining capacity of approximately $25.4 million and was terminated on January 28, 2015. The

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Common Stock (Continued)

program approved on April 23, 2014, had replaced the prior program approved by the Board of Directors on April 23, 2013 that had a value of up to $150 million. The program approved on April 23, 2013 had replaced a repurchase program approved by the Board of Directors on October 24, 2012 with a value of up to $100 million. The program approved on October 24, 2012 had replaced a repurchase program approved by the Board of Directors on November 1, 2011 with a value of up to $100 million. The timing and amount of any shares repurchased are based on market conditions and other factors. All share repurchases of our common stock have been recorded as treasury stock under the cost method.

        We repurchased 7,731,428 shares and 3,110,114 shares of our common stock for $298.3 million and $121.8 million during fiscal 2015 and 2014, respectively. As of June 30, 2015, the remaining dollar value under the stock repurchase program approved on January 28, 2015 was $301.4 million.

(6) Stock-Based Compensation

Stock Compensation Plans

        In April 2010, the shareholders approved the establishment of the 2010 Equity Incentive Plan (the 2010 Plan), which provides for the issuance of a maximum of 7,000,000 shares of common stock. The 2010 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2015, there were 4,146,931 shares of common stock available for issuance subject to awards under the 2010 Plan.

        In May 2005, the shareholders approved the establishment of the 2005 Stock Incentive Plan (the 2005 Plan), which provides for the issuance of a maximum of 4,000,000 shares of common stock. The 2005 Plan provides for the grant of incentive and nonqualified stock options and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. Restricted stock and other stock-based awards granted under the 2005 Plan may not exceed, in the aggregate, 4,000,000 shares of common stock. The 2005 Plan expired on March 31, 2015.

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

        The weighted average estimated fair value of option awards granted during fiscal 2015, 2014 and 2013 was $13.43, $11.56 and $9.76 respectively.

        We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2015	2014	2013
Risk-free interest rate	1.5%	1.3%	0.6%
Expected dividend yield	None	None	None
Expected life (in years)	4.6	4.6	4.8
Expected volatility factor	35%	39%	49%

        The stock-based compensation expense and its classification in the accompanying consolidated statements of operations for fiscal 2015, 2014 and 2013 was as follows:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Recorded as expenses:
Cost of service and other	$1,351	$1,239	$1,281
Selling and marketing	3,056	3,280	3,890
Research and development	3,881	4,129	2,969
General and administrative	6,296	5,408	6,497

Total stock-based compensation	$14,584	$14,056	$14,637

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Stock-Based Compensation (Continued)

        A summary of stock option and RSU activity under all equity plans in fiscal 2015 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	1,246,528	$20.30	7.14	$32,543	617,269	$25.74
Granted	315,521	42.66			373,071	42.65
Settled (RSUs)					(408,654)	27.23
Exercised	(308,847)	15.10
Cancelled / Forfeited	(38,945)	25.96			(39,254)	27.29

Outstanding at June 30, 2015	1,214,257	$27.25	7.26	$22,232	542,432	$36.13

Exercisable at June 30, 2015	764,052	$22.00	6.55	$18,000
Vested and expected to vest at June 30, 2015	1,160,576	$26.57	7.17	$22,024	478,028	$36.48

        During fiscal 2015, 2014 and 2013, the weighted average grant-date fair value of RSUs granted was $42.65, $33.07 and $23.46, respectively. During fiscal 2015, 2014 and 2013 the total fair value of vested shares from RSU grants amounted to $16.1 million, $22.2 million and $22.5 million, respectively.

        As of June 30, 2015, the total future unrecognized compensation cost related to stock options and RSUs was $4.9 million and $17.4 million, respectively, and both are expected to be recorded over a weighted average period of 2.5 years.

        During fiscal 2015, 2014 and 2013 the weighted average exercise price of stock options granted was $42.66, $33.06 and $23.40. The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $8.2 million, $19.9 million and $55.7 million, respectively. We received $4.6 million, $8.7 million and $21.1 million in cash proceeds from option exercises during fiscal 2015, 2014 and 2013, respectively. We paid $5.7 million, $7.8 million and $7.7 million for withholding taxes on vested RSUs during fiscal 2015, 2014 and 2013, respectively.

        At June 30, 2015, common stock reserved for future issuance or settlement under equity compensation plans was 5.9 million shares.

        The compensation committee and Board of Directors completed its annual program grant for fiscal 2016 and authorized and approved the grant of 320,968 RSUs and 350,933 stock options with a grant date of August 3, 2015.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Income Taxes

        Income (loss) before provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Domestic	$175,805	$121,329	$54,587
Foreign	3,666	7,204	2,851

Income (loss) before provision for (benefit from) income taxes	$179,471	$128,533	$57,438

        The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations is composed of the following:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Federal—
Current	$—	$—	$—
Deferred	55,895	32,996	7,867
State—
Current	2,176	528	136
Deferred	729	1,005	693
Foreign—
Current	3,382	7,785	7,068
Deferred	(1,118)	436	(3,588)

	$61,064	$42,750	$12,176

        The provision for (benefit from) income taxes differs from that based on the federal statutory rate due to the following:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Federal tax provision (benefit) at statutory rate	$62,815	$44,989	$20,103
State income taxes	2,114	78	88
Subpart F and dividend income	2,799	6,667	4,456
Foreign taxes and rate differences	(222)	1,881	2,298
Stock-based compensation	763	631	900
Tax credits	(3,562)	(8,902)	(4,816)
Tax contingencies	(641)	(261)	(168)
Return to provision adjustments	384	150	(149)
Domestic Production Activity Deduction	(3,600)	(2,443)	—
Valuation allowance	176	(16)	(1,813)
Benefit from foreign restructuring	—	—	(9,266)
Other	38	(24)	543

Provision for (benefit from) income taxes	$61,064	$42,750	$12,176

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Income Taxes (Continued)

        Deferred tax assets (liabilities) consist of the following at June 30, 2015 and 2014:

	Year Ended June 30,
	2015	2014
	(Dollars in Thousands)
Deferred tax assets:
Federal and state credits	$2,144	$4,354
Foreign tax credits	—	4,752
Federal and state loss carryforwards		104
Capital loss carryforwards	8,028	8,012
Foreign loss carryforwards	2,133	1,672
Deferred revenue	5,620	4,823
Restructuring accruals	19	26
Other reserves and accruals	6,819	6,074
Intangible assets	2,478	419
Property, leasehold improvements, and other basis differences	2,136	2,005
Other temporary differences	2,916	3,065

	32,293	35,306
Deferred tax liabilities:
Deferred revenue	(1,362)	(194)
Intangible assets	(1,065)	(1,295)
Property, leasehold improvements, and other basis differences	(2,812)	(298)
Other temporary differences	(645)	(826)

	(5,884)	(2,613)
Valuation allowance	(10,144)	(9,959)

Net deferred tax assets	$16,265	$22,734

        Reflected in the deferred tax assets above at June 30, 2015, we have foreign net operating loss carryforwards of $8.0 million some of which will expire beginning in 2019 and others with unlimited carryforwards, state research and development credits of $1.8 million which begin to expire in 2023, and U.S. federal alternative minimum tax credit carryforwards of $0.4 million which has an unlimited carryforward.

        In addition, for U.S. federal income tax purposes at June 30, 2015, we had $2.6 million in foreign tax credits and $1.9 million of research and development tax credits, which will expire between 2024 and 2033. These credits are excluded from the above deferred tax schedule at June 30, 2015 and will be credited to additional paid in capital when such credits reduce taxes payable on the "with and without" approach.

        In fiscal 2015 and fiscal 2014, we recorded reductions in the income taxes payable of $37.0 million and $0.7 million, respectively, with an increase to additional paid in capital, for the benefits of excess stock-based compensation deductions recognized during the period in the United States and United Kingdom.

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

        Our valuation allowance for deferred tax assets was $10.1 million and $9.9 million as of June 30, 2015 and 2014 respectively. The most significant portion of the valuation allowance is attributable to reserve against US capital loss carryforward deferred tax asset of $8.0 million discussed in the preceding paragraph.

        We have determined that we underwent an ownership change (as defined under section 382 of the Internal Revenue Code of 1986, as amended) during fiscal 2011. As such, the utilization of certain tax attributes is subject to an annual limitation. The annual limitation is not expected to impact the realizability of the deferred tax assets.

        For fiscal 2015, our income tax provision included amounts determined under the provisions of ASC 740 intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." Tax liabilities were recorded as a component of our income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.

        A reconciliation of the reserve for uncertain tax positions is as follows:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Uncertain tax positions, beginning of year	$21,193	$22,031	$21,906
Gross increases—tax positions in prior period	238	112	1,150
Gross decreases—lapse of statutes	(1,024)	(823)	(1,172)
Currency translation adjustment	(537)	(127)	147

Uncertain tax positions, end of year	$19,870	$21,193	$22,031

        At June 30, 2015, the total amount of unrecognized tax benefits is $19.9 million, upon recognized, the amount would reduce the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as provision for (benefit from) income taxes. At June 30, 2015, we had approximately $1.9 million of accrued interest and $0.8 million of penalties related to uncertain tax positions. We recorded a benefit for interest and penalties of approximately $0.2 million during fiscal 2015. We do not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.

        Fiscal years 2007-2014 are subject to audit in the United States and Canada.

        Subsidiaries of Aspen Technology in a number of countries outside of the U.S. and Canada are also subject to tax audits. The Company estimates that the effects of such tax audits are not material to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Commitments and Contingencies

Operating Leases

        We lease certain facilities and various office equipment under non-cancellable operating leases with terms in excess of one year. Rental expense, including short term leases, maintenance charges and taxes on leased facilities, was approximately $8.3 million, $7.1 million and $6.7 million for fiscal years 2015, 2014 and 2013, respectively.

        Future minimum lease payments under these leases and scheduled sublease payments as of June 30, 2015 are as follows:

Year Ended June 30,	Gross Payments	Scheduled Sublease Payments	Net Payments
	(Dollars in Thousands)
2016	$8,325	$159	$8,166
2017	5,607	13	5,594
2018	5,015		5,015
2019	4,770		4,770
2020	4,469		4,469
Thereafter	17,775		17,775

Total	$45,961	$172	$45,789

        In August 2015, we executed a lease amendment for our Houston, Texas, location. The amendment extended the original lease termination date from July 2016 until February 2023 and increased future non-cancelable lease payments from $1.8 million, reflected in the above table, to $9.9 million. Base annual rent under the amended lease ranges between $1.3 million and $1.5 million, excluding our pro-rata share of taxes and expenses. In addition, under the amended lease we will not receive the $0.2 million of sub-lease income detailed in the above table.

        In August 2015, we entered into a new lease agreement for our office location in Singapore. The initial term of the lease is for 60 months and approximately 11,343 square feet, commencing December 2015. Base annual rent will be $0.6 million, excluding our proportionate share of taxes and other expenses. Subject to the terms and conditions of the lease, we may extend the lease for an additional 36 month term. Future minimum non-cancelable lease payments due over the term of the lease amount to approximately $3.1 million. Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises are estimated to total approximately $1.1 million. Payments of $0.7 million for binding contractual obligations related to the new facility capital expenditures are expected to be made in fiscal 2016.

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

        While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters, as of June 30, 2015 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at June 30, 2015, and are not material to our financial position for the periods then ended. As of June 30, 2015, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys' fees and costs, diversion of management resources and other factors.

(9) Retirement and Profit Sharing Plans

        We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (IRC) covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee's pretax contribution. We made matching contributions of approximately $2.2 million, $2.0 million and $1.9 million in fiscal 2015, 2014 and 2013, respectively. Additionally, we participate in certain government mandated and defined contribution plans throughout the world for which we comply with all funding requirements.

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

        The following table presents a summary of our reportable segments' profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Year Ended June 30, 2015:
Segment revenue	$405,640	$34,761	$440,401
Segment expenses(1)	(183,485)	(28,411)	(211,896)

Segment profit	$222,155	$6,350	$228,505

Year Ended June 30, 2014:
Segment revenue	$350,486	$40,967	$391,453
Segment expenses(1)	(183,378)	(32,547)	(215,925)

Segment profit	$167,108	$8,420	$175,528

Year Ended June 30, 2013:
Segment revenue	$276,585	$34,802	$311,387
Segment expenses(1)	(176,319)	(30,200)	(206,519)

Segment profit	$100,266	$4,602	$104,868

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Segment and Geographic Information (Continued)

Reconciliation to Income (Loss) Before Provision for (Benefit from) Income Taxes

        The following table presents a reconciliation of total segment operating profit to income (loss) before provision for (benefit from) income taxes:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Total segment profit for reportable segments	$228,505	$175,528	$104,868
General and administrative	(48,713)	(45,819)	(49,273)
Restructuring charges	—	15	5
Other income (expense), net	(778)	(2,278)	(1,117)
Interest income (net)	457	1,087	2,955

Income (loss) before provision for (benefit from) income taxes	$179,471	$128,533	$57,438

Geographic Information:

        Revenue to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenue are as follows:

	Year Ended June 30,
	2015	2014	2013
United States	34.6%	35.5%	38.5%
Europe	30.6	30.2	29.3
Other(1)	34.8	34.3	32.2

	100.0%	100.0%	100.0%

(1)
Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.

        We have long-lived assets of approximately $23.8 million that are located domestically and $14.2 million that reside in other geographic locations as of June 30, 2015. We had long-lived assets of approximately $16.7 million that were located domestically and $16.8 million that reside in other geographic locations as of June 30, 2014.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Quarterly Financial Data (Unaudited)

        The following tables present quarterly consolidated statement of operations data for fiscal 2015 and 2014. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars and Shares in Thousands, Except per Share Data)
Total revenue	$114,186	$111,299	$107,790	$107,126
Gross profit	101,565	98,990	95,525	94,745
Income from operations	46,906	41,731	46,521	44,634
Net income	30,806	28,170	30,464	28,967
Net income per common share:
Basic	$0.36	$0.32	$0.34	$0.32
Diluted	$0.36	$0.32	$0.34	$0.32
Weighted average shares outstanding:
Basic	85,056	87,355	89,942	91,183
Diluted	85,585	87,853	90,471	91,891

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars and Shares in Thousands, Except per Share Data)
Total revenue	$101,532	$103,587	$98,769	$87,565
Gross profit	88,653	88,299	86,326	75,487
Income from operations	37,361	31,402	36,112	24,849
Net income	26,678	20,843	23,263	14,999
Net income per common share:
Basic	$0.29	$0.23	$0.25	$0.16
Diluted	$0.29	$0.22	$0.25	$0.16
Weighted average shares outstanding:
Basic	91,916	92,414	92,839	93,410
Diluted	92,710	93,365	93,816	94,522

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
3.1		Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2		By-laws of Aspen Technology, Inc.		8-K	March 27, 1998	3.2

4.1		Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

10.1		Lease dated May 7, 2007 between Aspen Technology, Inc. and One Wheeler Road Associates regarding 200 Wheeler Road, Burlington, Massachusetts		10-K	April 11, 2008	10.3

10.2		Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts		10-Q	January 30, 2014	10.1

10.3		System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

10.4		Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

10.5	^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)		10-K	November 9, 2009	10.39

10.6	^	Form of Terms and Conditions of Stock Option Agreement granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.7	^	Form of Restricted Stock Unit Agreement granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

				Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.8	^	Form of Restricted Stock Unit Agreement—G granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.9	^	Terms and Conditions of Restricted Stock Unit Agreement granted under 2005 Stock Incentive Plan		10-K	November 9, 2009	10.43

10.10	^	Aspen Technology, Inc. 2010 Equity Incentive Plan		8-K	April 21, 2010	10.1

10.11	^	Form of Terms and Conditions of Restricted Stock Unit Agreement granted under Aspen Technology, Inc. 2010 Equity Incentive Plan		10-K	September 2, 2010	10.42

10.12	^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan		10-K	September 2, 2010	10.43

10.13	^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.14	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013)		8-K	July 26, 2012	10.1

10.15	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2013), as amended		8-K	October 30, 2012	10.1

10.16	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2014)		8-K	July 25, 2013	10.1

10.17	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2015)		8-K	July 25, 2014	10.1

10.18	^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2016)		8-K	July 24, 2015	10.1

10.19	^	Form of Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Mark E. Fusco and Antonio J. Pietri)		10-Q	February 9, 2010	10.1

Incorporated by Reference
Exhibit Number		Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
10.20	^	Form of Amended and Restated Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Antonio J. Pietri)		10-K	August 13, 2014	10.29

10.21	^	Offer letter dated April 24, 2013 by and between Aspen Technology, Inc and Antonio J. Pietri		10-K	August 15, 2013	10.28

10.22	^	Amended and Restated Executive Retention Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri		10-K	August 15, 2013	10.29

10.23	^	Non-Competition and Non-Solicitation Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri		10-K	August 15, 2013	10.30

21.1		Subsidiaries of Aspen Technology, Inc.	X

23.1		Consent of KPMG LLP	X

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS		Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema Document	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X

Incorporated by Reference
Exhibit Number	Description	Filed with this Form 10-K	Form	Filing Date with SEC(1)	Exhibit Number
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(1)
The SEC File No. is 001-34630 for Exhibits 10.9 through 10.11; and 10.13 through 10.15, inclusive. The SEC File No. for all other exhibits is 000-24786.

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