Form 10-Q
period 2015-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2015-10-29
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 22, 2015, there were 83,285,474 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

ASPENONE is one of our registered trademarks. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30, and references to a specific fiscal year are to the twelve months ended June 30 of such year (for example, “fiscal 2016” refers to the year ending June 30, 2016).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$111,859	$98,743
Services and other	8,437	8,383
Total revenue	120,296	107,126
Cost of revenue:
Subscription and software	5,242	5,201
Services and other	7,730	7,180
Total cost of revenue	12,972	12,381
Gross profit	107,324	94,745
Operating expenses:
Selling and marketing	22,436	21,618
Research and development	16,597	16,268
General and administrative	12,862	12,225
Total operating expenses	51,895	50,111
Income from operations	55,429	44,634
Interest income	82	135
Interest expense	(1)	(3)
Other income, net	896	188
Income before provision for income taxes	56,406	44,954
Provision for income taxes	19,635	15,987
Net income	$36,771	$28,967
Net income per common share:
Basic	$0.44	$0.32
Diluted	$0.44	$0.32
Weighted average shares outstanding:
Basic	83,876	91,183
Diluted	84,320	91,891

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)

Net income	$36,771	$28,967
Other comprehensive loss:
Net unrealized gains (losses) on available for sale securities, net of tax effects of ($12) and $21 for the three months ended September 30, 2015 and 2014	23	(39)
Foreign currency translation adjustments	(1,733)	(1,529)
Total other comprehensive loss	(1,710)	(1,568)
Comprehensive income	$35,061	$27,399

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2015	2015
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$129,739	$156,249
Short-term marketable securities	51,757	59,197
Accounts receivable, net	21,951	30,721
Current portion of installments receivable, net	262	1,589
Unbilled services	1,005	1,108
Prepaid expenses and other current assets	8,529	8,055
Prepaid income taxes	538	542
Current deferred tax assets	6,156	6,169
Total current assets	219,937	263,630
Long-term marketable securities	—	3,047
Non-current installments receivable, net	255	253
Property, equipment and leasehold improvements, net	17,353	18,039
Computer software development costs, net	841	1,026
Goodwill	16,610	17,360
Non-current deferred tax assets	10,377	10,444
Other non-current assets	1,407	1,562
Total assets	$266,780	$315,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,799	$5,240
Accrued expenses and other current liabilities	27,107	38,483
Income taxes payable	16,710	1,775
Current deferred revenue	217,436	250,968
Total current liabilities	264,052	296,466
Non-current deferred revenue	36,078	37,919
Other non-current liabilities	29,671	29,522
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of September 30, 2015 and June 30, 2015 Issued and outstanding— none as of September 30, 2015 and June 30, 2015	—	—
Stockholders’ deficit:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 101,707,709 shares at September 30, 2015 and 101,607,520 shares at June 30, 2015 Outstanding— 83,264,892 shares at September 30, 2015 and 84,504,202 shares at June 30, 2015	10,171	10,161
Additional paid-in capital	647,403	641,883
Accumulated deficit	(108,856)	(145,627)
Accumulated other comprehensive income	4,760	6,470
Treasury stock, at cost—18,442,817 shares of common stock at September 30, 2015 and 17,103,318 shares at June 30, 2015	(616,499)	(561,433)
Total stockholders’ deficit	(63,021)	(48,546)
Total liabilities and stockholders’ deficit	$266,780	$315,361

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$36,771	$28,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,547	1,352
Net foreign currency gains	(1,189)	(660)
Stock-based compensation	4,423	4,204
Deferred income taxes	—	15,560
Provision for bad debts	26	(1,329)
Tax benefits from stock-based compensation	1,577	72
Excess tax benefits from stock-based compensation	(1,577)	(72)
Other non-cash operating activities	159	462
Changes in assets and liabilities:
Accounts receivable	8,769	14,990
Unbilled services	95	527
Prepaid expenses, prepaid income taxes, and other assets	(609)	1,242
Installments receivable	1,326	253
Accounts payable, accrued expenses, and other liabilities	2,348	(7,961)
Deferred revenue	(35,220)	(17,664)
Net cash provided by operating activities	18,446	39,943
Cash flows from investing activities:
Purchase of marketable securities	—	(11,985)
Maturities of marketable securities	10,370	14,513
Purchase of property, equipment and leasehold improvements	(1,119)	(2,891)
Capitalized computer software development costs	—	(136)
Net cash provided by (used in) investing activities	9,251	(499)
Cash flows from financing activities:
Exercise of stock options	611	1,050
Repurchases of common stock	(55,033)	(45,000)
Payment of tax withholding obligations related to restricted stock	(1,125)	(1,411)
Excess tax benefits from stock-based compensation	1,577	72
Net cash used in financing activities	(53,970)	(45,289)
Effect of exchange rate changes on cash and cash equivalents	(237)	(547)
Decrease in cash and cash equivalents	(26,510)	(6,392)
Cash and cash equivalents, beginning of period	156,249	199,526
Cash and cash equivalents, end of period	$129,739	$193,134

Supplemental disclosure of cash flow information:
Income taxes paid, net	$2,895	$1,551
Interest paid	1	3

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2015, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Revenue Recognition

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

In fiscal 2012, we introduced Premier Plus SMS. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules.  Premier Plus SMS is exclusively available as a component of our term contract arrangements and we are unable to establish VSOE for this deliverable because we don’t offer it on a stand-alone basis.

Revenue related to our aspenONE licensing model and point product arrangements with Premier Plus SMS are both recognized over the term of the arrangement on a ratable basis. The changes to our licensing model resulted in a significant reduction to license revenue in fiscal 2010, as compared to fiscal periods preceding our licensing model changes.  From fiscal 2010 through fiscal 2015, as customer license arrangements previously executed under the upfront revenue model reached the end of their terms, and were renewed under the aspenONE licensing model, we recognized increasing amounts of subscription revenue and deferred revenue.  The value of our installed base of software licenses was also growing during this period which further contributed to growth in subscription and deferred revenue.  Many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010, and consequently, a number of arrangements executed under the upfront revenue model did not reach the end of their original term until the end of fiscal 2015.  For fiscal 2016 and beyond, we do not expect the changes to our licensing model to have a material impact on subscription revenue or deferred revenue.

The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. In addition, the changes to our licensing model did not impact the incurrence or timing of our expenses.  Since there was no corresponding expense reduction to offset the lower revenue during fiscal years 2010-2015, operating income was lower than what would have been reported under a fully transitioned revenue model.

Revenue Recognition

We generate revenue from the following sources: (1) licensing software products; (2) providing SMS and training; and (3) providing professional services. We sell our software products to end users primarily under fixed-term licenses and perpetual licenses. As a standard business practice, we offer extended payment term options for our fixed-term license arrangements, which are generally payable on an annual basis. Certain of our fixed-term license agreements include product mixing rights that allow customers the flexibility to change or alternate the use of multiple products included in the license arrangement after those products are delivered to the customer. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the number of tokens purchased by the customer.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for our legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in the three months ended September 30, 2015 and is not expected to have a material impact on our revenue in future periods.

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

Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2015 and June 30, 2015, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income, net. Net foreign currency gains were $0.9 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively.

(e)          Recently Issued Accounting Pronouncements

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

ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of ASU No. 2014-09 is permitted but not before December 15, 2016. The amendments included within ASU No. 2014-09 should be applied by using one of the following methods:

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The amendment will be effective for reporting periods beginning on or after December 15, 2015. We are currently evaluating the impact of ASU No. 2015-05 on our financial position, results of operations and cash flows.

(f)            Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of September 30, 2015 and June 30, 2015:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
September 30, 2015:
U.S. corporate bonds	$51,757	$51,756	$14	$(13)
Total short-term marketable securities	$51,757	$51,756	$14	$(13)

U.S. corporate bonds	$—	$—	$—	$—
Total long-term marketable securities	$—	$—	$—	$—

June 30, 2015:
U.S. corporate bonds	$59,197	$59,223	$8	$(34)
Total short-term marketable securities	$59,197	$59,223	$8	$(34)

U.S. corporate bonds	$3,047	$3,055	$—	$(8)
Total long-term marketable securities	$3,047	$3,055	$—	$(8)

Our marketable securities were classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) were reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains (losses) on investments were recognized in earnings as incurred. Our investments consisted primarily of investment grade fixed income corporate debt securities with maturity dates ranging from October 2015 through August 2016 as of September 30, 2015 and from July 2015 through August 2016 as of June 30, 2015.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of September 30, 2015 and June 30, 2015, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the three-month periods then ended. Unrealized losses were attributable to changes in interest rates.

4. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the three months ended September 30, 2015 and fiscal year ended June 30, 2015 were as follows:

Amount
(Dollars in Thousands)
Balance as of June 30, 2014:
Goodwill	$84,845
Accumulated impairment losses	(65,569)
$19,276

Effect of currency translation	(1,916)

Balance as of June 30, 2015:
Goodwill	$82,929
Accumulated impairment losses	(65,569)
$17,360

Effect of currency translation	(750)

Balance as of September 30, 2015:
Goodwill	$82,179
Accumulated impairment losses	(65,569)
$16,610

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2014 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three months ended September 30, 2015.

5.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended September 30, 2015 was 34.8% as compared to 35.6% for the corresponding period of the prior fiscal year. During the three months ended September 30, 2015 and 2014, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, predominately a U.S. domestic production activity deduction, slightly offset by non-deductible stock-based compensation expense. Our effective tax rate for the three months ended September 30, 2015 and 2014 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

We use the “with and without” ordering approach to calculate our tax provision.  This methodology requires us to utilize all other tax attributes before recognizing excess tax benefits. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits are not included as a component of deferred tax assets. When realized, excess tax benefits reduce income taxes payable and increase additional paid in capital. In our unaudited consolidated statements of cash flows, the excess tax benefits of $1.6 million and $0.1 million were reported as sources of cash flows from financing activities with offsetting reductions to cash flows from operating activities during the three months ended September 30, 2015 and 2014, respectively.

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

Cash equivalents of $100.9 million and $130.2 million as of September 30, 2015 and June 30, 2015, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $51.8 million and $62.2 million as of September 30, 2015 and June 30, 2015, respectively, were reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that were directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

7.  Supplementary Balance Sheet Information

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of September 30, 2015 and June 30, 2015.

	Gross	Allowance	Net
	(Dollars in Thousands)
September 30, 2015:
Accounts receivable	$23,634	$1,683	$21,951
	$23,634	$1,683	$21,951

June 30, 2015:
Accounts receivable	$32,357	$1,636	$30,721
	$32,357	$1,636	$30,721

As of September 30, 2015, one customer receivable balance represented approximately 21% of our total receivables. The balance was collected subsequent to September 30, 2015.

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	September 30, 2015	June 30, 2015
	(Dollars in Thousands)
Property, equipment and leasehold improvements - at cost:
Computer equipment	$10,934	$11,614
Purchased software	23,337	23,338
Furniture & fixtures	6,613	6,653
Leasehold improvements	12,304	12,225
Accumulated depreciation	(35,835)	(35,791)
Property, equipment and leasehold improvements - net	$17,353	$18,039

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	September 30, 2015	June 30, 2015
	(Dollars in Thousands)

Royalties and outside commissions	$2,943	$2,879
Payroll and payroll-related	9,664	18,965
Other	14,500	16,639
Total accrued expenses and other current liabilities	$27,107	$38,483

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	September 30, 2015	June 30, 2015
	(Dollars in Thousands)

Deferred rent	$5,777	$5,273
Other (1)	23,894	24,249
Total other non-current liabilities	$29,671	$29,522

(1)         Other was comprised primarily of our reserve for uncertain tax positions of $22.6 million as of both September 30, 2015 and June 30, 2015.

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

The weighted average estimated fair value of option awards granted during the three months ended September 30, 2015 and 2014 was $13.59 and $13.64, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	September 30,
	2015	2014
Risk-free interest rate	1.4%	1.5%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.5
Expected volatility factor	34.1%	35.0%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$357	$338
Selling and marketing	912	750
Research and development	824	991
General and administrative	2,330	2,125
Total stock-based compensation	$4,423	$4,204

A summary of stock option and RSU activity under all equity plans for the three months ended September 30, 2015 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	1,214,257	$27.25	7.26	$22,232	542,432	$36.13
Granted	356,097	44.33			326,382	44.33
Settled (RSUs)	—				(89,900)	36.62
Exercised	(39,313)	15.46			—
Cancelled / Forfeited	(41,374)	34.81			(47,848)	35.47
Outstanding at September 30, 2015	1,489,667	$31.43	7.59	$13,439	731,066	$39.78

Vested and exercisable at September 30, 2015	811,059	$24.03	6.40	$12,031	—

Vested and expected to vest as of September 30, 2015	1,413,489	$30.95	7.52	$13,278	649,061	$39.78

The weighted average grant-date fair value of RSUs granted during the three months ended September 30, 2015 and 2014 was $44.33 and $43.44, respectively. During the three months ended September 30, 2015 and 2014, the total fair value of shares vested from RSU grants was $3.4 million and $4.3 million, respectively.

At September 30, 2015, the total future unrecognized compensation cost related to stock options and RSUs was $7.7 million and $25.8 million, respectively, and both are expected to be recorded over a weighted average period of 3.0 years.

The total intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was $0.9 million and $2.3 million, respectively. We received $0.6 million and $1.1 million in cash proceeds from option exercises during the three months ended September 30, 2015 and 2014, respectively.  We paid $1.1 million and $1.4 million for withholding taxes on vested RSUs during the three months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, common stock reserved for future issuance or settlement under equity compensation plans was 5.8 million shares.

9.  Stockholders’ Deficit

Stock Repurchases

On January 28, 2015, we publicly announced a share repurchase program for up to $450 million worth of our common stock and terminated the previous program that had been approved by the Board of Directors on April 23, 2014. The previous program had an authorized value of up to $200 million and remaining capacity of approximately $25.4 million when terminated. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

We repurchased 1,339,499 shares of our common stock for $55.1 million during the three months ended September 30, 2015. We repurchased 7,731,428 shares of our common stock for $298.3 million during fiscal 2015. As of September 30, 2015, the remaining dollar value under the stock repurchase program approved on January 28, 2015 was $246.3 million.

Accumulated Other Comprehensive Income

As of September 30, 2015, accumulated other comprehensive income was comprised of foreign translation adjustments of $4.8 million and net unrealized gains on available for sale securities of less than $0.1 million. As of September 30, 2014, accumulated other comprehensive income was comprised of foreign translation adjustments of $7.8 million and net unrealized gains on available for sale securities of less than $0.1 million.

As of June 30, 2015, accumulated other comprehensive income was comprised of foreign translation adjustments of $6.5 million and net unrealized losses on available for sale securities of less than $0.1 million. As of June 2014, accumulated other comprehensive income was comprised of foreign translation adjustments of $9.4 million and net unrealized gains on available for sale securities of less than $0.1 million.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended
	September 30,
	2015	2014
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$36,771	$28,967

Weighted average shares outstanding	83,876	91,183

Dilutive impact from:
Share-based payment awards	444	708
Dilutive weighted average shares outstanding	84,320	91,891

Income per share
Basic	$0.44	$0.32
Dilutive	$0.44	$0.32

For the three months ended September 30, 2015 and 2014, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, options to purchase 621,054 shares of our common stock were not included in the computation of dilutive weighted average shares outstanding, as of September 30, 2015, because their exercise prices ranged from $41.87 per share to $47.40 per share and were greater than the average market price of our common stock.  The options were outstanding as of September 30, 2015 and expire at various dates through August 2025.

The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
	(Shares in Thousands)

Employee equity awards	1,187	633

11. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.1 million and $1.8 million during the three months ended September 31, 2015 and 2014, respectively.

In August 2015, we executed a lease amendment for our Houston, Texas, location. The amendment extended the original lease termination date from July 2016 until February 2023 and increased future non-cancelable lease payments from $1.8 million to $7.0 million ($9.9 million of base rent net of $2.9 million landlord incentive applied against base rent).  Base annual rent under the amended lease ranges between $1.3 million and $1.5 million, excluding our pro-rata share of taxes and expenses.

In August 2015, we entered into a new lease agreement for our office location in Singapore. The initial term of the lease is for 60 months and approximately 11,343 square feet, commencing December 2015. Base annual rent is $0.6 million, excluding our proportionate share of taxes and other expenses. Subject to the terms and conditions of the lease, we may extend the lease for an additional 36 month term. Future minimum non-cancelable lease payments due over the term of the lease amount to approximately $3.1 million. Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises are estimated to total approximately $1.1 million and expected to be made in fiscal 2016.

Standby letters of credit for $4.0 million as of September 30, 2015 secure our performance on professional services contracts, certain facility leases and potential liabilities. This is an increase from $2.2 million as of June 30, 2015. The letters of credit expire at various dates through fiscal 2025.

Legal Matters

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer’s expectations. In March 2014, a judgment was issued in favor of the claimant customer against us in the amount of approximately $2.6 million plus interest and a portion of legal fees. We have filed an appeal of the judgment.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of September 30, 2015 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at September 30, 2015, and are not material to our financial position for the period then ended. As of September 30, 2015, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys’ fees and costs, diversion of management resources and other factors.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2 in the financial statements of our Form 10-K for the year ended June 30, 2015). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to present assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of our reportable segments’ profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Three Months Ended September 30, 2015
Segment revenue	$111,859	$8,437	$120,296
Segment expenses (1)	(44,275)	(7,730)	(52,005)
Segment profit	$67,584	$707	$68,291
Three Months Ended September 30, 2014
Segment revenue	$98,743	$8,383	$107,126
Segment expenses (1)	(43,087)	(7,180)	(50,267)
Segment profit	$55,656	$1,203	$56,859

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

Reconciliation to Income Before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)

Total segment profit for reportable segments	$68,291	$56,859
General and administrative	(12,862)	(12,225)
Other income, net	896	188
Interest income (net)	81	132
Income before income taxes	56,406	44,954

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes beginning on page 7.  In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read “Item 1A. Risk Factors,” of Part II for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Our fiscal year ends on June 30th, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2016” refers to the year ending on June 30, 2016).

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

We have approximately 2,100 customers globally. Our customers consist of companies engaged in process industries such as energy, chemicals, engineering and construction, as well as consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels.

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

In fiscal 2012, we introduced Premier Plus SMS. As part of this offering, customers receive 24x7 support, faster response times, dedicated technical advocates and access to web-based training modules.  Premier Plus SMS is exclusively available as a component of our term contract arrangements and we are unable to establish VSOE for this deliverable because we don’t offer it on a stand-alone basis.

Revenue related to our aspenONE licensing model and point product arrangements with Premier Plus SMS are both recognized over the term of the arrangement on a ratable basis. The changes to our licensing model resulted in a significant reduction in license revenue in fiscal 2010, as compared to fiscal periods preceding our licensing model changes.  From fiscal 2010 through fiscal 2015, as customer license arrangements previously executed under the upfront revenue model reached the end of their terms and were renewed under the aspenONE licensing model, we recognized increasing amounts of subscription revenue and deferred revenue.  The value of our installed base of software licenses was also growing during this period, which further contributed to growth in subscription and deferred revenue.  Many of our license arrangements were five or six years in duration when the aspenONE licensing model was introduced at the start of fiscal 2010, and consequently, a number of arrangements executed under the upfront revenue model did not reach the end of their original term until the end of fiscal 2015.  For fiscal 2016 and beyond, we do not expect the changes to our licensing model to have a material impact on subscription revenue or deferred revenue.

The changes to our licensing model introduced in fiscal 2010 did not change the method or timing of customer billings or cash collections. In addition, the changes to our licensing model did not impact the incurrence or timing of our expenses.  Since there was no corresponding expense reduction to offset the lower revenue during fiscal years 2010 through 2015, operating income was lower than what would have been reported under a fully transitioned revenue model.

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

Interest Expense.  During the three months ended September 30, 2015 and 2014, interest expense was comprised of miscellaneous interest charges.

Other Income, Net.  Other income, net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.

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

•                  Total term contract value;

•                  Annual spend;

•                  Adjusted total costs; and

•                  Free cash flow.

As of June 30, 2015, we had fully transitioned our term license arrangements to the aspenONE licensing model.  For fiscal 2016 and beyond, we do not expect the changes to our licensing model to have a material impact on subscription revenue results.  Consequently, we believe that starting in fiscal 2016, our performance indicators based on GAAP, including revenue, gross profit, operating income (loss), net income (loss), and trend in deferred revenue, will provide a more meaningful representation of business performance.

Nonetheless, we will continue to utilize certain key non-GAAP and other business measures to track and assess the performance of our business and we plan to make these measures available to investors.  We have refined the set of appropriate business metrics in the context of our evolving business and in consideration of the completion of the revenue transition and now expect to use the following non-GAAP business metrics in addition to GAAP measures to track our business performance:

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

We estimate that annual spend grew by approximately 1.0% during the first quarter of fiscal 2016, from $419.3 million at June

30, 2015 to $423.4 million at September 30, 2015. The growth was attributable primarily to a net increase in the number of tokens or products sold.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) capitalized computer software development costs, (c) excess tax benefits from stock-based compensation and (d) non-capitalized acquired technology.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Three Months Ended September 30,
	2015	2014
	(Dollars in Thousands)

Net cash provided by operating activities	$18,446	$39,943
Purchase of property, equipment, and leasehold improvements	(1,119)	(2,891)
Capitalized computer software development costs	—	(136)
Excess tax benefits from stock-based compensation	1,577	72
Non-capitalized acquired technology	1,250	—
Free cash flow (non-GAAP)	$20,154	$36,988

Total free cash flow on a non-GAAP basis decreased $16.8 million during the three months ended September 30, 2015 as compared to the same period of the prior fiscal year.

Excess tax benefits are related to stock-based compensation tax deductions in excess of book compensation expense and reduce our income taxes payable. We have included the impact of excess tax benefits in free cash flow to be consistent with the treatment of other tax benefits.

Non-GAAP Operating Income

Non-GAAP operating income excludes certain non-cash and non-recurring expenses, and is used as a supplement to operating income presented on a GAAP basis.  We believe that non-GAAP operating income is a useful financial measure because excluding non-recurring and certain non-cash items, provides additional insight into recurring profitability and cash flow from operations.

The following table presents our operating income, as adjusted for stock-based compensation expense, non-capitalized acquired technology and amortization of purchased technology intangibles, for the indicated periods:

	Three Months Ended September 30,		2015 Compared to 2014
	2015	2014	$	%
GAAP income from operations	$55,429	$44,634	$10,795	24.2%
Plus:
Stock-based compensation	4,423	4,204	219	5.2%
Non-capitalized acquired technology	250	—	250	100.0%
Amortization of purchased technology intangibles	113	224	(111)	-49.6%
Non-GAAP income from operations	$60,215	$49,062	$11,153	22.7%

Non-GAAP operating income increased $11.2 million or approximately 22.7% in the three months ended September 30, 2015 as compared to the same period of the prior fiscal year.

In fiscal 2016, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from non-GAAP operating income to be consistent with transactions where the acquired assets were capitalized.

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

We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our unaudited consolidated financial statements:

•                                          revenue recognition;

•                                          accounting for income taxes; and

•                                          loss contingencies.

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we were no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three months ended September 30, 2015.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we were no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three months ended September 30, 2015.

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

Accounting for Income Taxes and Loss Contingencies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 for a discussion of our critical accounting policies and estimates related to accounting for income taxes and loss contingencies.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2015 and 2014:

	Three Months Ended				Increase / (Decrease)
	September 30,				Change
	2015		2014		%
	(Dollars in Thousands)
Revenue:
Subscription and software	$111,859	93.0%	$98,743	92.2%	13.3%
Services and other	8,437	7.0	8,383	7.8	0.6
Total revenue	120,296	100.0	107,126	100.0	12.3
Cost of revenue:
Subscription and software	5,242	4.4	5,201	4.9	0.8
Services and other	7,730	6.4	7,180	6.7	7.7
Total cost of revenue	12,972	10.8	12,381	11.6	4.8
Gross profit	107,324	89.2	94,745	88.4	13.3
Operating expenses:
Selling and marketing	22,436	18.7	21,618	20.2	3.8
Research and development	16,597	13.8	16,268	15.2	2.0
General and administrative	12,862	10.6	12,225	11.3	5.2
Total operating expenses	51,895	43.0	50,111	46.7	3.6
Income from operations	55,429	46.1	44,634	41.7	24.2
Interest income	82	0.1	135	0.1	(39.3)
Interest expense	(1)	(0.0)	(3)	(0.0)	(66.7)
Other income, net	896	0.7	188	0.2	376.6
Income before provision for income taxes	56,406	46.9	44,954	42.0	25.5
Provision for income taxes	19,635	16.4	15,987	15.0	22.8
Net income	$36,771	$30.6%	$28,967	27.0%	26.9%

Revenue

Total revenue increased by $13.2 million during the three months ended September 30, 2015 as compared to the corresponding period of the prior fiscal year. The increase was primarily attributable to higher subscription and software revenue of $13.1 million.

During the three months ended September 30, 2015, we recognized revenue of $2.9 million related to the completion of customer arrangements recognized under completed contract accounting. This amount was recognized as $2.0 million of subscription and software revenue and $0.9 million of services and other revenue. No such events occurred during the corresponding period of the prior fiscal year.

Subscription and Software Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Subscription and software revenue	$111,859	$98,743	$13,116	13.3%
As a percent of revenue	93.0%	92.2%

The increase in subscription and software revenue during the three months ended September 30, 2015 as compared to the corresponding period of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis and $2.0 million of revenue, recognized during the three months ended September 30, 2015, related to the completed contract customer arrangements, as noted above. No such events occurred during the corresponding period in the prior fiscal year.

We expect subscription and software revenue to continue to increase during fiscal 2016 as a result of: (i) having a larger base of license arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Services and other revenue	$8,437	$8,383	$54	0.6%
As a percent of revenue	7.0%	7.8%

Services and other revenue consists primarily of revenue related to professional services and training.

The increase in services and other revenue of less than $0.1 million during the three months ended September 30, 2015 as compared to the corresponding period of the prior fiscal year was attributable to higher professional services revenue of $0.5 million, partially offset by lower training revenue of $0.4 million.

The period-over-period increase in professional services revenue of $0.5 million during the three months ended September 30, 2015 was primarily attributable to the recognition of $0.9 million of revenue recognized during the three months ended September 30, 2015, related to customer contracts recognized under completed contract accounting, as noted above, offset by a $0.5 million revenue decrease related to fewer professional service arrangements being bundled with aspenONE transactions.

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

Gross Profit

Gross profit increased from $94.7 million during the three months ended September 30, 2014 to $107.3 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $13.1 million.

Gross profit margin increased from 88.4% during the three months ended September 30, 2014 to 89.2% during the corresponding period of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections below.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Cost of subscription and software revenue	$5,242	$5,201	$41	0.8%
As a percent of revenue	4.4%	4.9%

Cost of subscription and software revenue was consistent during the three months ended September 30, 2015 as compared to the corresponding period of the prior fiscal year.

Subscription and software gross profit margin increased from 94.7% during the three months ended September 30, 2014 to 95.3% during the corresponding period of the current fiscal year as a result of subscription and software revenue growth of $13.1 million, with flat cost of subscription and software revenue.

Cost of Services and Other Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Cost of services and other revenue	$7,730	$7,180	$550	7.7%
As a percent of revenue	6.4%	6.7%

Cost of services and other revenue includes the cost of providing professional services and training.

Cost of services and other revenue increased by $0.6 million during the three months ended September 30, 2015 as compared to the corresponding period of the prior fiscal year. The increase was primarily attributable to the recognition of costs related to customer contracts recognized under completed contract accounting, as noted above, of $0.6 million, higher cost of revenue related to professional service business activity of $0.2 million and other net costs of $0.2 million, partially offset by lower personnel-related costs of $0.4 million.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from year to year.

Gross profit margin on services and other revenue decreased from 14.4% during the three months ended September 30, 2014 to 8.4% during the corresponding period of the current fiscal year primarily due to higher net cost of services and other revenue.

Selling and Marketing Expense

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Selling and marketing expense	$22,436	$21,618	$818	3.8%
As a percent of revenue	18.7%	20.2%

The period-over-period increase of $0.8 million in selling and marketing expense during the three months ended September 30, 2015 was primarily the result of higher overhead allocations of $0.5 million, increased travel activities of $0.2 million and higher net other costs of $0.4 million. These increases were partially offset by lower commissions of $0.3 million.

Research and Development Expense

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Research and development expense	$16,597	$16,268	$329	2.0%
As a percent of revenue	13.8%	15.2%

Research and development expense was relatively consistent during the three months ended September 30, 2015 as compared to the corresponding period of the prior fiscal year.

General and Administrative Expense

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

General and administrative expense	$12,862	$12,225	$637	5.2%
As a percent of revenue	10.6%	11.3%

The period-over-period increase of $0.6 million in general and administrative expense during the three months ended September 30, 2015 was primarily attributable to higher personnel-related expense of $0.5 million, higher bad debt expense of $0.4 million, higher stock based compensation of $0.2 million and higher overhead allocations of $0.2 million. These increases were partially offset by lower auditing fees of $0.4 million, and lower legal costs of $0.3 million.

Interest Income

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Interest income	$82	$135	$(53)	-39.3%
As a percent of revenue	0.1%	0.1%

The period-over-period decrease in interest income during the three months ended September 30, 2015 was attributable to the decrease in interest income from investments.

Interest Expense

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Interest expense	$(1)	$(3)	$2	-66.7%
As a percent of revenue	0.0%	0.0%

The period-over-period decrease in interest expense during the three months ended September 30, 2015 was attributable to miscellaneous interest charges.

Other Income, Net

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Other income , net	$896	$188	$708	376.6%
As a percent of revenue	0.7%	0.2%

Other income, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income, net also includes miscellaneous non-operating gains and losses.

During the three months ended September 30, 2015 and 2014, other income, net was comprised of $0.9 million and $0.2 million of net currency gains and losses, respectively.

Provision for Income Taxes

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	$	%
	(Dollars in Thousands)

Provision for income taxes	$19,635	$15,987	$3,648	22.8%
Effective tax rate	34.8%	35.6%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended September 30, 2015 was 34.8% as compared to 35.6% for the corresponding period of the prior fiscal year.

We recognized an income tax expense of $19.6 million during the three months ended September 30, 2015 compared to $16.0 million during the corresponding period of the prior fiscal year. The $3.6 million period-over-period increase was primarily attributable to higher U.S. pre-tax profit.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of September 30, 2015, our principal sources of liquidity consisted of $129.7 million in cash and cash equivalents and $51.8 million of marketable securities. As of September 30, 2014, our principal sources of liquidity consisted of $193.1 million in cash and cash equivalents and $96.0 million of marketable securities.

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

Our cash equivalents of $100.9 million and $176.0 million consist primarily of money market funds as of September 30, 2015 and 2014, respectively. Our investments in marketable securities of $51.8 million and $96.0 million as of September 30, 2015 and 2014 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 11 months and from 1 month to 20 months, respectively. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$18,446	$39,943
Investing activities	9,251	(499)
Financing activities	(53,970)	(45,289)
Effect of exchange rates on cash balances	(237)	(547)
Decrease in cash and cash equivalents	$(26,510)	$(6,392)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

During fiscal 2015 and 2014, we utilized our tax credits and net operating losses to offset U.S. corporate income taxes payable. We will be a U.S. corporate tax payer in fiscal year 2016.

Cash from operating activities provided $18.4 million during the three months ended September 30, 2015. This amount resulted from net income of $36.8 million, adjusted for non-cash items of $5.0 million and net uses of cash of $23.3 million related to changes in working capital.

Non-cash items consisted primarily of stock-based compensation expense of $4.4 million, depreciation and amortization expense of $1.5 million and other net items of $0.2 million partially offset by net foreign currency gains of $1.2 million.

Cash used by working capital of $23.3 million was primarily attributable to cash outflows related to decreases in deferred revenue of $35.2 million and an increase in prepaid expenses and prepaid income taxes and other assets of $0.6 million, partially offset by cash inflows related to decreases in accounts receivable of $8.8 million and increases in accounts payable, accrued expenses, and other liabilities of $2.3 million, decreases in installments receivable of $1.3 million and other net items of $0.1 million.

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

Investing Activities

During the three months ended September 30, 2015, we gained $9.3 million of cash from investing activities. The sources of cash consisted primarily of $10.4 million resulting from the maturities of marketable securities, partially offset by $1.1 million in capital expenditures.

Financing Activities

During the three months ended September 30, 2015, we used $54.0 million of cash for financing activities.  We used $55.0 million for repurchases of our common stock and $1.1 million for withholding taxes on vested and settled restricted stock units. Sources of cash in the period included $1.6 million in excess tax benefits from stock-based compensation and proceeds of $0.6 million from the exercise of employee stock options.

Contractual Obligations

In August 2015, we executed a lease amendment for our Houston, Texas location. The amendment extended the original lease termination date from July 2016 until February 2023 and increased future non-cancelable lease payments from $1.8 million to $7.0 million ($9.9 million of base rent net of $2.9 million landlord incentive applied against base rent).  Base annual rent under the amended lease ranges between $1.3 million and $1.5 million, excluding our pro-rata share of taxes and expenses.

In August 2015, we entered into a new lease agreement for our office location in Singapore. The initial term of the lease is for 60 months and approximately 11,343 square feet, commencing December 2015. Base annual rent will be $0.6 million, excluding our proportionate share of taxes and other expenses. Subject to the terms and conditions of the lease, we may extend the lease for an additional 36 month term. Future minimum non-cancelable lease payments due over the term of the lease amount to approximately $3.1 million. Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises are estimated to total approximately $1.1 million and expected to be made in fiscal 2016.

Except for the commitments under the aforementioned lease agreement, we are not currently a party to any other material purchase contracts related to future capital expenditures, and we do not expect our future investment in capital expenditures to be materially different from recent levels.

Standby letters of credit for $4.0 million as of September 30, 2015 secure our performance on professional services contracts, certain facility leases and potential liabilities. This is an increase from $2.2 million as of June 30, 2015. The letters of credit expire at various dates through fiscal 2025.

Recently Issued Accounting Pronouncements

Refer to Note 2 (e), “Recently Issued Accounting Pronouncements,” in the Notes to the Unaudited Consolidated Financial Statements for information about recent accounting pronouncements.

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

Foreign Currency Risk

During the three months ended September 30, 2015 and 2014, 14.0% and 15.0% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three months ended September 30, 2015 and 2014. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended September 30, 2015 and 2014, we recorded $0.9 million and $0.2 million of net foreign currency exchange gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.3 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than 1 month to 11 months as of September 30, 2015 and from 1 month to 20 months as of September 30, 2014, respectively. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at September 30, 2015 and 2014 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.2 million and $0.6 million, respectively, in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Item 4.         Controls and Procedures

a)             Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)             Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2015, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 11, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2015, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2015 Annual Report on Form 10-K remains current in material respects, with the exception of the revised risk factors below.

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States.

As of September 30, 2015, we operated in 31 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three months ended September 30, 2015 and 2014. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

During the three months ended September 30, 2015 and 2014, 14.0% and 15.0% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three months ended September 30, 2015 and 2014, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2015 of shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)
Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 to 31, 2015	421,250	$44.84	421,250
August 1 to 31, 2015	452,414	$39.99	452,414
September 1 to 30, 2015	465,835	$38.83	465,835
Total	1,339,499	$41.11	1,339,499	$246,292,595

(1)         On January 28, 2015, we publicly announced a share repurchase program for up to $450 million worth of our common stock. This share repurchase program replaced and terminated the prior program approved by the Board of Directors on April 23, 2014 that provided for repurchases of up to $200 million.

(2)         As of September 30, 2015, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 18,442,817 shares.

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

Aspen Technology, Inc.

Date: October 29, 2015	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2015	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
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