Form 10-Q
period 2015-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2016-01-28
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of January 21, 2016, there were 83,389,335 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$110,126	$98,716	$221,985	$197,459
Services and other	9,025	9,074	17,462	17,457
Total revenue	119,151	107,790	239,447	214,916
Cost of revenue:
Subscription and software	4,967	5,208	10,209	10,409
Services and other	6,921	7,057	14,651	14,237
Total cost of revenue	11,888	12,265	24,860	24,646
Gross profit	107,263	95,525	214,587	190,270
Operating expenses:
Selling and marketing	21,178	22,821	43,614	44,439
Research and development	15,981	15,957	32,578	32,225
General and administrative	13,805	10,226	26,667	22,451
Total operating expenses, net	50,964	49,004	102,859	99,115
Income from operations	56,299	46,521	111,728	91,155
Interest income	71	132	153	268
Interest expense	(13)	(4)	(14)	(7)
Other income (expense), net	(157)	(248)	739	(60)
Income before provision for income taxes	56,200	46,401	112,606	91,356
Provision for income taxes	19,517	15,937	39,152	31,924
Net income	$36,683	$30,464	$73,454	$59,432
Net income per common share:
Basic	$0.44	$0.34	$0.88	$0.66
Diluted	$0.44	$0.34	$0.87	$0.65
Weighted average shares outstanding:
Basic	83,315	89,942	83,596	90,562
Diluted	83,703	90,471	84,035	91,196

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Dollars in Thousands)

Net income	$36,683	$30,464	$73,454	$59,432
Other comprehensive loss:
Net unrealized gains (losses) on available for sale securities, net of tax effects of $8 and ($4) for the three and six months ended December 31, 2015, and $20 and $42 for the three and six months ended December 31, 2014	(15)	(39)	8	(78)
Foreign currency translation adjustments	(428)	(945)	(2,161)	(2,475)
Total other comprehensive loss	(443)	(984)	(2,153)	(2,553)
Comprehensive income	$36,240	$29,480	$71,301	$56,879

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2015	2015
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$170,623	$156,249
Short-term marketable securities	29,946	59,197
Accounts receivable, net	14,777	30,721
Current portion of installments receivable, net	254	1,589
Unbilled services	668	1,108
Prepaid expenses and other current assets	7,310	8,055
Prepaid income taxes	538	542
Current deferred tax assets	6,110	6,169
Total current assets	230,226	263,630
Long-term marketable securities	—	3,047
Non-current installments receivable, net	258	253
Property, equipment and leasehold improvements, net	17,049	18,039
Computer software development costs, net	674	1,026
Goodwill	16,258	17,360
Non-current deferred tax assets	10,525	10,444
Other non-current assets	1,403	1,562
Total assets	$276,393	$315,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,924	$5,240
Accrued expenses and other current liabilities	29,996	38,483
Income taxes payable	4,548	1,775
Current deferred revenue	196,191	250,968
Total current liabilities	234,659	296,466
Non-current deferred revenue	33,870	37,919
Other non-current liabilities	30,060	29,522
Commitments and contingencies (Note 11)
Series D redeemable convertible preferred stock, $0.10 par value—
Authorized— 3,636 shares as of December 31, 2015 and June 30, 2015
Issued and outstanding— none as of December 31, 2015 and June 30, 2015	—	—
Stockholders’ deficit:
Common stock, $0.10 par value— Authorized—210,000,000 shares
Issued— 101,832,152 shares at December 31, 2015 and 101,607,520 shares at June 30, 2015
Outstanding— 83,389,335 shares at December 31, 2015 and 84,504,202 shares at June 30, 2015	10,183	10,161
Additional paid-in capital	651,976	641,883
Accumulated deficit	(72,173)	(145,627)
Accumulated other comprehensive income	4,317	6,470
Treasury stock, at cost—18,442,817 shares of common stock at December 31, 2015 and 17,103,318 shares at June 30, 2015	(616,499)	(561,433)
Total stockholders’ deficit	(22,196)	(48,546)
Total liabilities and stockholders’ deficit	$276,393	$315,361

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$73,454	$59,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,020	2,858
Net foreign currency gains	(1,444)	(1,379)
Stock-based compensation	7,935	7,666
Deferred income taxes (benefit)	(133)	21,773
Provision for bad debts	176	338
Tax benefits from stock-based compensation	1,831	7,684
Excess tax benefits from stock-based compensation	(1,831)	(7,684)
Other non-cash operating activities	271	782
Changes in assets and liabilities:
Accounts receivable	15,720	18,519
Unbilled services	423	990
Prepaid expenses, prepaid income taxes, and other assets	231	2,914
Installments receivable	1,339	980
Accounts payable, accrued expenses, and other liabilities	(3,307)	(5,254)
Deferred revenue	(58,513)	(35,844)
Net cash provided by operating activities	39,172	73,775
Cash flows from investing activities:
Purchases of marketable securities	—	(39,048)
Maturities of marketable securities	32,049	39,012
Purchases of property, equipment and leasehold improvements	(1,781)	(4,328)
Capitalized computer software development costs	—	(137)
Net cash provided by (used in) investing activities	30,268	(4,501)
Cash flows from financing activities:
Exercises of stock options	2,445	1,515
Repurchases of common stock	(56,790)	(115,905)
Payments of tax withholding obligations related to restricted stock	(2,188)	(2,574)
Excess tax benefits from stock-based compensation	1,831	7,684
Net cash used in financing activities	(54,702)	(109,280)
Effect of exchange rate changes on cash and cash equivalents	(364)	(1,077)
Increase (decrease) in cash and cash equivalents	14,374	(41,083)
Cash and cash equivalents, beginning of period	156,249	199,526
Cash and cash equivalents, end of period	$170,623	$158,443

Supplemental disclosure of cash flow information:
Income taxes paid, net	$34,497	$2,621
Supplemental disclosure of non-cash investing and financing activities:
Change in landlord improvement allowance included in leasehold improvements and deferred rent liability	$—	$6,064
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	(295)	2,184
Change in common stock repurchases included in accrued expenses	(1,724)	1,712

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2015, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in fiscal 2015 nor in the three and six months ended December 31, 2015 and is not expected to have a material impact on our revenue in future periods.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for our legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in fiscal 2015 nor in the three and six months ended December 31, 2015 and is not expected to have a material impact on our revenue in future periods.

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

Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2015 and June 30, 2015, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income, net. Net foreign currency gains (losses) were ($0.2) million and $0.7 million during the three and six months ended December 31, 2015 and ($0.2) million and ($0.1) million during the three and six months ended December 31, 2014, respectively.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The amendment will be effective for annual reporting periods beginning on or after December 15, 2015. We are currently evaluating the impact of ASU No. 2015-05 on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU No. 2015-03, debt issuance costs were required to be presented as an asset on the balance sheet. We adopted the provisions of ASU No. 2015-03 during the second quarter of fiscal 2016.  Adjustments to prior periods to conform to the current period presentation was not required as we did not have deferred finance costs on the balance sheet in prior periods.  The adoption of ASU No. 2015-03 did not impact our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30):  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU No. 2015-15 codified clarification of the scope of ASU No. 2015-03 provided by the SEC.  ASU No. 2015-15 states that debt issuance costs related to line of credit arrangements can be presented as an asset, similar to the treatment prior to the issuance of ASU No. 2015-03.  The SEC staff guidance is effective upon adoption of ASU No. 2015-03, which we adopted in the second quarter of fiscal 2016.  The adoption of ASU No. 2015-15 did not impact our consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU instead requires an acquirer to recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted.  We adopted ASU No. 2015-16 during the second quarter of fiscal 2016.  The adoption of ASU No. 2015-16 did not impact our consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendment requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted.  We are currently evaluating the impact of ASU No. 2015-05 on our financial position, results of operations and cash flows.

(f)            Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of December 31, 2015 and June 30, 2015:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
December 31, 2015:
U.S. corporate bonds	$29,946	$29,967	$1	$(22)
Total short-term marketable securities	$29,946	$29,967	$1	$(22)

U.S. corporate bonds	$—	$—	$—	$—
Total long-term marketable securities	$—	$—	$—	$—

June 30, 2015:
U.S. corporate bonds	$59,197	$59,223	$8	$(34)
Total short-term marketable securities	$59,197	$59,223	$8	$(34)

U.S. corporate bonds	$3,047	$3,055	$—	$(8)
Total long-term marketable securities	$3,047	$3,055	$—	$(8)

Our marketable securities were classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) were reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains (losses) on investments were recognized in earnings as incurred. Our investments consisted primarily of investment grade fixed income corporate debt securities with maturity dates ranging from January 2016 through August 2016 as of December 31, 2015 and from July 2015 through August 2016 as of June 30, 2015.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of December 31, 2015 and 2014, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the three and six month periods then ended. Unrealized losses were attributable to changes in interest rates.

4. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the six months ended December 31, 2015 and fiscal year ended June 30, 2015 were as follows:

Amount
(Dollars in Thousands)
Balance as of June 30, 2014:
Goodwill	$84,845
Accumulated impairment losses	(65,569)
$19,276

Effect of currency translation	(1,916)

Balance as of June 30, 2015:
Goodwill	$82,929
Accumulated impairment losses	(65,569)
$17,360

Effect of currency translation	(1,102)

Balance as of December 31, 2015:
Goodwill	$81,827
Accumulated impairment losses	(65,569)
$16,258

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2015 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

5.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended December 31, 2015 was 34.7% as compared to 34.3% for the corresponding period of the prior fiscal year. Our effective tax rate for the six months ended December 31, 2015 was 34.8% as compared to 34.9% for the corresponding period of the prior fiscal year.  During the three and six months ended December 31, 2015 and 2014, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, predominately a U.S. domestic production activity deduction, slightly offset by non-deductible stock-based compensation expense. Our effective tax rate for the three and six months ended December 31, 2015 and 2014 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

We use the “with and without” ordering approach to calculate our tax provision.  This methodology requires us to utilize all other tax attributes before recognizing excess tax benefits. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits are not included as a component of deferred tax assets. When realized, excess tax benefits reduce income taxes payable and increase additional paid in capital. In our unaudited consolidated statements of cash flows, the excess tax benefits of $1.8 million and $7.7 million were reported as sources of cash flows from financing activities with offsetting reductions to cash flows from operating activities during the six months ended December 31, 2015 and 2014, respectively.

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

Cash equivalents of $127.8 million and $130.2 million as of December 31, 2015 and June 30, 2015, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $29.9 million and $62.2 million as of December 31, 2015 and June 30, 2015, respectively, were reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that were directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

7.  Supplementary Balance Sheet Information

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of December 31, 2015 and June 30, 2015.

	Gross	Allowance	Net
	(Dollars in Thousands)
December 31, 2015:
Accounts receivable	$16,698	$1,921	$14,777
	$16,698	$1,921	$14,777

June 30, 2015:
Accounts receivable	$32,357	$1,636	$30,721
	$32,357	$1,636	$30,721

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
Property, equipment and leasehold improvements - at cost:
Computer equipment	$11,260	$11,614
Purchased software	23,385	23,338
Furniture & fixtures	6,724	6,653
Leasehold improvements	12,139	12,225
Accumulated depreciation	(36,459)	(35,791)
Property, equipment and leasehold improvements - net	$17,049	$18,039

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	December 31, 2015	June 30, 2015
	(Dollars in Thousands)

Royalties and outside commissions	$3,035	$2,879
Payroll and payroll-related	12,117	18,965
Other	14,844	16,639
Total accrued expenses and other current liabilities	$29,996	$38,483

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	December 31, 2015	June 30, 2015
	(Dollars in Thousands)

Deferred rent	$6,013	$5,273
Other (1)	24,047	24,249
Total other non-current liabilities	$30,060	$29,522

(1)         Other was comprised primarily of our reserve for uncertain tax positions of $22.5 million and $22.6 million as of December 31, 2015 and June 30, 2015, respectively.

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

The weighted average estimated fair value of option awards granted during the three months ended December 31, 2015 was $12.39.  There were no option awards granted during the three months ended December 31, 2014. The weighted average estimated fair value of option awards granted during the six months ended December 31, 2015 and 2014 was $13.52 and $13.64, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	December 31,
	2015	2014
Risk-free interest rate	1.4%	1.5%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.5
Expected volatility factor	34.1%	35.0%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$350	$339	$707	$677
Selling and marketing	837	754	1,750	1,504
Research and development	848	973	1,672	1,964
General and administrative	1,477	1,396	3,806	3,521
Total stock-based compensation	$3,512	$3,462	$7,935	$7,666

A summary of stock option and RSU activity under all equity plans for the six months ended December 31, 2015 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	1,214,257	$27.25	7.26	$22,232	542,432	$36.13
Granted	379,315	43.95			347,975	43.94
Settled (RSUs)	—				(164,812)	36.35
Exercised	(115,474)	21.14			—
Cancelled / Forfeited	(85,970)	36.24			(93,238)	36.02
Outstanding at December 31, 2015	1,392,128	$31.75	7.54	$12,075	632,357	$40.39

Vested and exercisable at December 31, 2015	796,089	$24.95	6.51	$11,144	—

Vested and expected to vest as of December 31, 2015	1,320,061	$31.26	7.46	$11,950	556,672	$40.40

The weighted average grant-date fair value of RSUs granted during the three months ended December 31, 2015 was $38.04. There were no RSUs granted during the three months ended December 31, 2014. The weighted average grant-date fair value of RSUs granted during the six months ended December 31, 2015 and 2014 was $43.94 and $43.44, respectively. During the three months ended December 31, 2015 and 2014, the total fair value of shares vested from RSU grants was $2.9 million and $3.5 million, respectively, and during the six months ended December 31, 2015 and 2014 was $6.3 million and $7.7 million, respectively.

At December 31, 2015, the total future unrecognized compensation cost related to stock options was $6.6 million and is expected to be recorded over a weighted average period of 2.9 years.  At December 31, 2015, the total future unrecognized compensation cost related to RSUs was $22.1 million and is expected to be recorded over a weighted average period of 2.8 years.

The total intrinsic value of options exercised during the three months ended December 31, 2015 and 2014 was $1.4 million and $0.7 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2015 and 2014 was $2.3 million and $3.0 million, respectively. We received $2.4 million and $1.5 million in cash proceeds from option exercises during the six months ended December 31, 2015 and 2014, respectively.  We withheld $2.1 million and $2.7 million for withholding taxes on vested RSUs during the six months ended December 31, 2015 and 2014, respectively.

At December 31, 2015, common stock reserved for future issuance or settlement under equity compensation plans was 5.6 million shares.

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

We repurchased 1,339,499 shares of our common stock for $55.1 million during the three months ended September 30, 2015.  We did not repurchase shares of our common stock during the three months ended December 31, 2015.  We repurchased 7,731,428 shares of our common stock for $298.3 million during fiscal 2015.  As of December 31, 2015, the remaining dollar value under the stock repurchase program approved on January 28, 2015 was $246.3 million.

Accumulated Other Comprehensive Income

As of December 31, 2015, accumulated other comprehensive income was comprised of foreign translation adjustments of $4.3 million and net unrealized losses on available for sale securities of less than $0.1 million. As of December 31, 2014, accumulated other comprehensive income was comprised of foreign translation adjustments of $6.9 million and net unrealized losses on available for sale securities of $0.1 million.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$36,683	$30,464	$73,454	$59,432

Weighted average shares outstanding	83,315	89,942	83,596	90,562

Dilutive impact from:
Share-based payment awards	388	529	439	634
Dilutive weighted average shares outstanding	83,703	90,471	84,035	91,196

Income per share
Basic	$0.44	$0.34	$0.88	$0.66
Dilutive	$0.44	$0.34	$0.87	$0.65

For the three and six months ended December 31, 2015 and 2014, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, during the three and six months ended December 31, 2015, options to purchase 589,299 shares of our common stock were not included in the computation of dilutive weighted average shares outstanding, as of December 31, 2015, because their exercise prices ranged from $41.87 per share to $47.40 per share and were greater than the average market price of our common stock during the three and six months ended December 31, 2015. These options were outstanding as of December 31, 2015 and expire at various dates through August 3, 2025.

The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Shares in Thousands)

Employee equity awards	1,108	832	1,072	640

11. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.1 million during the three months ended December 31, 2015 and 2014 and $4.1 million and $3.8 million during the six months ended December 31, 2015 and 2014, respectively.

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

In August 2015, we entered into a new lease agreement for our office location in Singapore. The initial term of the lease is for 60 months and approximately 11,343 square feet, commencing December 2015. Base annual rent is $0.6 million, excluding our proportionate share of taxes and other expenses. Subject to the terms and conditions of the lease, we may extend the lease for an additional 36 month term. Future minimum non-cancelable lease payments due over the term of the lease amount to approximately $3.1 million. Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises amounted to approximately $1.0 million in fiscal 2016.

Standby letters of credit for $3.7 million as of December 31, 2015 secure our performance on professional services contracts, certain facility leases and potential liabilities. This is an increase from $2.2 million as of June 30, 2015. The letters of credit expire at various dates through fiscal 2025.

Legal Matters

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer’s expectations. In March 2014, a judgment was issued in favor of the claimant customer against us in the amount of approximately 1.9 million Euro (“€”) plus interest and a portion of legal fees. We subsequently filed an appeal of that judgment. In December 2015, the appellate court determined that we must pay damages in the amount of approximately €1.2 million plus interest, with the possibility of additional damages to be determined by the appellate court.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of December 31, 2015 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at December 31, 2015, and are not material to our financial position for the period then ended. As of December 31, 2015, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal proceedings) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys’ fees and costs, diversion of management resources and other factors.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2015
Segment revenue	$110,126	$9,025	$119,151
Segment expenses (1)	(42,126)	(6,921)	(49,047)
Segment profit	$68,000	$2,104	$70,104
Three Months Ended December 31, 2014
Segment revenue	$98,716	$9,074	$107,790
Segment expenses (1)	(43,986)	(7,057)	(51,043)
Segment profit	$54,730	$2,017	$56,747

Six Months Ended December 31, 2015
Segment revenue	$221,985	$17,462	$239,447
Segment expenses (1)	(86,401)	(14,651)	(101,052)
Segment profit	$135,584	$2,811	$138,395

Six Months Ended December 31, 2014
Segment revenue	$197,459	$17,457	$214,916
Segment expenses (1)	(87,073)	(14,237)	(101,310)
Segment profit	$110,386	$3,220	$113,606

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

Reconciliation to Income Before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Dollars in Thousands)

Total segment profit for reportable segments	$70,104	$56,747	$138,395	$113,606
General and administrative	(13,805)	(10,226)	(26,667)	(22,451)
Other income (expense), net	(157)	(248)	739	(60)
Interest income (net)	58	128	139	261
Income before income taxes	$56,200	$46,401	$112,606	$91,356

13.  Subsequent Events

On January 12, 2016, we announced the terms of a recommended all cash offer (the “Offer”) for the entire issued and to be issued share capital of KBC Advanced Technologies plc (“KBC”). Under the terms of the Offer, KBC shareholders will receive 185 Pence Sterling in cash for each share. (Pence Sterling is a subdivision of Pound Sterling [“£”]).  The transaction values KBC at approximately £158 million. The payment amount in U.S. dollars will depend on the exchange rate at the time the transaction closes. Both companies’ boards of directors unanimously support the transaction. The Offer is conditioned on, among other things, KBC’s shareholder approval and the approval of the High Court of Justice in England and Wales. It is expected that the transaction will close in the first calendar quarter of 2016 (the “Acquisition”).

The Offer will be funded by cash on hand of approximately $91.0 million and a Bridge Credit Agreement (the “Bridge Credit Agreement”) entered into on January 12, 2016 with JPMorgan Chase Bank, N.A. , as the administrative agent (“JPMCB”) , and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto. The Bridge Credit Agreement provides a principal amount of up to $140.0 million with a maturity of 364 days from the date of the first drawdown. Borrowings under the Bridge Credit Agreement bear interest and are secured by liens on substantially all of our assets. We are required to grant such liens in favor of the lenders prior to the first drawdown. As of January 28, 2016, we had not drawn down on the Bridge Credit Agreement and would only do so if permanent financing were not in place prior to the closing of the Acquisition. We intend to obtain permanent financing, in the form of revolving credit facility, prior to the closing of the Acquisition, to replace the Bridge Credit Agreement.

On January 11, 2016, we paid $1.1 million in fees to JPMCB to secure the Bridge Credit Agreement and placed $115.1 million in escrow, representing $91.0 million of consideration payable under the terms of the Offer, $23.1 million to fund potential foreign exchange fluctuations in the purchase price and $1.0 million of costs that may become payable to JPMCB under the Bridge Credit Agreement.

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

Acquisition

On January 12, 2016, we announced the terms of a recommended all cash offer (the “Offer”) for the entire issued and to be issued share capital of KBC Advanced Technologies plc (“KBC”). Under the terms of the Offer, KBC shareholders will receive 185 Pence Sterling in cash for each share. (Pence Sterling is a subdivision of Pound Sterling [“£”]).  The transaction values KBC at approximately £158 million. The payment amount in U.S. dollars will depend on the exchange rate at the time the transaction closes. Both companies’ boards of directors unanimously support the transaction. The Offer is conditioned on, among other things, KBC’s shareholder approval and the approval of the High Court of Justice in England and Wales. It is expected that the transaction will close in the first calendar quarter of 2016 (the “Acquisition”).

KBC is a leading provider of strategic consulting and software to the oil and gas industry, focused on operational excellence and profit improvement for both the upstream (oil production) and downstream (oil refining and refinery-integrated petrochemicals) segments.  We believe that the Acquisition will drive greater adoption and usage of our expanding suite of software solutions and provide synergies that will create a highly differentiated solution for the refining industry.

The Offer will be funded by cash on hand of approximately $91.0 million and a Bridge Credit Agreement (the “Bridge Credit Agreement”) entered into on January 12, 2016 with JPMorgan Chase Bank, N.A. , as the administrative agent (“JPMCB”) , and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto. The Bridge Credit Agreement provides a principal amount of up to $140.0 million with a maturity of 364 days from the date of the first drawdown. Borrowings under the Bridge Credit Agreement bear interest and are secured by liens on substantially all of our assets. We are required to grant such liens in favor of the lenders prior to the first drawdown. As of January 28, 2016, we had not drawn down on the Bridge Credit Agreement and would only do so if permanent financing were not in place prior to the closing of the Acquisition. We intend to obtain permanent financing, in the form of revolving credit facility, prior to the closing of the Acquisition, to replace the Bridge Credit Agreement.

On January 11, 2016, we paid $1.1 million in fees to JPMCB to secure the Bridge Credit Agreement and placed $115.1 million in escrow, representing $91.0 million of consideration payable under the terms of the Offer, $23.1 million to fund potential foreign exchange fluctuations in the purchase price and $1.0 million of costs that may become payable to JPMCB under the Bridge Credit Agreement.

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

Interest Expense.  During the three and six months ended December 31, 2015 and 2014, interest expense was comprised of miscellaneous interest charges.

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

We estimate that annual spend grew by approximately 1.6% during the second quarter of fiscal 2016, from $423.4 million at September 30, 2015 to $430.3 million at December 31, 2015, and by approximately 2.6% during the first half of fiscal 2016, from $419.3 million at June 30, 2015. The growth was attributable primarily to a larger number of tokens or products sold.

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

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Six Months Ended December 31,
	2015	2014
	(Dollars in Thousands)

Net cash provided by operating activities	$39,172	$73,775
Purchases of property, equipment, and leasehold improvements	(1,781)	(4,328)
Capitalized computer software development costs	—	(137)
Excess tax benefits from stock-based compensation	1,831	7,684
Non-capitalized acquired technology	1,250	—
Free cash flows (non-GAAP)	$40,472	$76,994

Total free cash flow on a non-GAAP basis decreased by $36.5 million during the six months ended December 31, 2015 as compared to the same period of the prior fiscal year primarily due to U.S tax payments amounting to $34.5 million.

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

The following table presents our operating income, as adjusted for stock-based compensation expense, non-capitalized acquired technology and amortization of purchased technology intangibles, for the indicated periods:

	Three Months Ended December 31,		2015 Compared to 2014		Six Months Ended December 31,		2015 Compared to 2014
	2015	2014	$	%	2015	2014	$	%
GAAP income from operations	$56,299	$46,521	$9,778	21.0%	$111,728	$91,155	$20,573	22.6%
Plus:
Stock-based compensation	3,512	3,462	50	1.4%	7,935	7,666	269	3.5%
Non-capitalized acquired technology	—	—	—	0.0%	250	—	250	100.0%
Amortization of purchased technology intangibles	20	224	(204)	-91.1%	133	448	(315)	-70.3%
Expense associated with pending Acquisition	1,028	—	1,028	100.0%	1,028	—	1,028	100.0%
Non-GAAP income from operations	$60,859	$50,207	$10,652	21.2%	$121,074	$99,269	$21,805	22.0%

Non-GAAP operating income increased by $21.8 million or approximately 22.0% in the six months ended December 31, 2015 as compared to the same period of the prior fiscal year.  Non-GAAP operating income increased $10.6 million or approximately 21.2% in the three months ended December 31, 2015 as compared to the same period of the prior fiscal year.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we were no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and six months ended December 31, 2015 and is not expected to have a material impact on our revenue in future periods.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we were no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and six months ended December 31, 2015 and is not expected to have a material impact on our revenue in future periods.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2015 and 2014

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended		Increase / (Decrease)	Six Months Ended		Increase / (Decrease)
	December 31,		Change	December 31,		Change
	2015	2014	%	2015	2014	%
	(Dollars in Thousands)
Revenue:
Subscription and software	$110,126	$98,716	11.6%	$221,985	$197,459	12.4%
Services and other	9,025	9,074	(0.5)	17,462	17,457	—
Total revenue	119,151	107,790	10.5	239,447	214,916	11.4
Cost of revenue:
Subscription and software	4,967	5,208	(4.6)	10,209	10,409	(1.9)
Services and other	6,921	7,057	(1.9)	14,651	14,237	2.9
Total cost of revenue	11,888	12,265	(3.1)	24,860	24,646	0.9
Gross profit	107,263	95,525	12.3	214,587	190,270	12.8
Operating expenses:
Selling and marketing	21,178	22,821	(7.2)	43,614	44,439	(1.9)
Research and development	15,981	15,957	0.2	32,578	32,225	1.1
General and administrative	13,805	10,226	35.0	26,667	22,451	18.8
Total operating expenses, net	50,964	49,004	4.0	102,859	99,115	3.8
Income from operations	56,299	46,521	21.0	111,728	91,155	22.6
Interest income	71	132	(46.2)	153	268	(42.9)
Interest expense	(13)	(4)	225.0	(14)	(7)	100.0
Other income (expense), net	(157)	(248)	(36.7)	739	(60)	(1,331.7)
Income before provision for income taxes	56,200	46,401	21.1	112,606	91,356	23.3
Provision for income taxes	19,517	15,937	22.5	39,152	31,924	22.6
Net income	$36,683	$30,464	20.4%	$73,454	$59,432	23.6%

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue:
Subscription and software	92.4%	91.6%	92.7%	91.9%
Services and other	7.6	8.4	7.3	8.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.2	4.8	4.3	4.8
Services and other	5.8	6.5	6.1	6.6
Total cost of revenue	10.0	11.4	10.4	11.5
Gross profit	90.0	88.6	89.6	88.5
Operating expenses:
Selling and marketing	17.8	21.2	18.2	20.7
Research and development	13.4	14.8	13.6	15.0
General and administrative	11.6	9.5	11.1	10.4
Total operating expenses, net	42.8	45.5	43.0	46.1
Income from operations	47.3	43.2	46.7	42.4
Interest income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—
Other (expense) income, net	(0.1)	(0.2)	0.3	—
Income before provision for income taxes	47.2	43.0	47.0	42.5
Provision for income taxes	16.4	14.8	16.4	14.9
Net income	30.8%	28.3%	30.7%	27.7%

Revenue

Total revenue increased by $11.4 million and $24.5 million during the three and six months ended December 31, 2015 as compared to the corresponding periods of the prior fiscal year. The increase was primarily attributable to higher subscription and software revenue of $11.4 million and $24.5 million, respectively.

During the six months ended December 31, 2015, we recognized revenue of $2.9 million related to the completion of customer arrangements recognized under completed contract accounting. This amount was recognized as $2.0 million of subscription and software revenue and $0.9 million of services and other revenue. No such events occurred during the corresponding period of the prior fiscal year.

Subscription and Software Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Subscription and software revenue	$110,126	$98,716	$11,410	11.6%	$221,985	$197,459	$24,526	12.4%
As a percent of revenue	92.4%	91.6%			92.7%	91.9%

The increase in subscription and software revenue during the three and six months ended December 31, 2015 as compared to the corresponding period of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis and $2.0 million of revenue, recognized during the six months ended December 31, 2015, related to the completed contract customer arrangements, as noted above. No such events occurred during the corresponding period in the prior fiscal year.

We expect subscription and software revenue to continue to increase during fiscal 2016 as a result of: (i) having a larger base of license arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Services and other revenue	$9,025	$9,074	$(49)	-0.5%	$17,462	$17,457	$5	0.0%
As a percent of revenue	7.6%	8.4%			7.3%	8.1%

Services and other revenue consists primarily of revenue related to professional services and training.

Services and other revenue for the three and six months ended December 31, 2015 was consistent with the corresponding periods of the prior fiscal year.

Professional services revenue for the six months ended December 31, 2015 included recognition of $0.9 million of revenue related to customer contracts recognized under completed contract accounting, as noted above.

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

Gross Profit

Gross profit increased from $95.5 million during the three months ended December 31, 2014 to $107.3 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $11.4 million.

Gross profit increased from $190.3 million during the six months ended December 31, 2014 to $214.6 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $24.5 million.

Gross profit margin increased from 88.6% and 88.5% during the three and six months ended December 31, 2014 to 90.0% and 89.6% during each of the corresponding periods of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections below.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Cost of subscription and software revenue	$4,967	$5,208	$(241)	-4.6%	10,209	10,409	$(200)	-1.9%
As a percent of revenue	4.2%	4.8%			4.3%	4.8%

Cost of subscription and software revenue was consistent for the three and six months ended December 31, 2015 as compared to the corresponding periods of the prior fiscal year.

Subscription and software gross profit margin was 95.5% and 94.7% during the three months ended December 31, 2015 and 2014, respectively. Subscription and software gross profit margin was 95.4% and 94.7% during the six months ended December 31, 2015 and 2014, respectively.

Cost of Services and Other Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Cost of services and other revenue	$6,921	$7,057	$(136)	-1.9%	$14,651	$14,237	$414	2.9%
As a percent of revenue	5.8%	6.5%			6.1%	6.6%

Cost of services and other revenue includes the cost of providing professional services and training.

Cost of services and other revenue was consistent for the three and six months ended December 31, 2015 as compared to the corresponding periods of the prior fiscal year.

Cost of services and other revenue during the six months ended December 31, 2015 included the recognition of $0.6 million of costs related to customer contracts recognized under completed contract accounting, as noted above.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from year to year.

Gross profit margin on services and other revenue of 23.3% for the three months ended December 31, 2015 was consistent with the 22.2% for the corresponding period of the prior fiscal year, primarily due to consistent revenue and lower net costs of $0.1 million.

Gross profit margin on services and other revenue of 16.1% during the six months ended December 31, 2015 decreased from 18.4% during the corresponding period of the prior fiscal year primarily due to consistent revenue and increased net costs of $0.4 million.

Selling and Marketing Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Selling and marketing expense	$21,178	$22,821	$(1,643)	-7.2%	$43,614	$44,439	$(825)	-1.9%
As a percent of revenue	17.8%	21.2%			18.2%	20.7%

The period-over-period decrease of $1.6 million in selling and marketing expense during the three months ended December 31, 2015 was primarily attributable to a decrease in commissions of $1.4 million and a net decrease in other expenses of $0.5 million, partially offset by an increase in overhead allocations of $0.3 million.

The period-over-period decrease of $0.8 million in selling and marketing expense during the six months ended December 31, 2015 was primarily attributable to a decrease in commissions of $1.7 million, partially offset by an increase in overhead allocations of $0.8 million and a net increase in other expenses of $0.1 million.

Research and Development Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Research and development expense	$15,981	$15,957	$24	0.2%	$32,578	$32,225	$353	1.1%
As a percent of revenue	13.4%	14.8%			13.6%	15.0%

Research and development expense was consistent during the three and six months ended December 31, 2015 as compared to the corresponding periods of the prior year.

General and Administrative Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

General and administrative expense	$13,805	$10,226	$3,579	35.0%	$26,667	$22,451	$4,216	18.8%
As a percent of revenue	11.6%	9.5%			11.1%	10.4%

The period-over-period increase of $3.6 million in general and administrative expense during the three months ended December 31, 2015 was primarily attributable to $1.0 million of expenses related to the pending Acquisition, noted above, an increase in compensation of $0.5 million, an increase of $0.5 million in recruiting and a benefit in the three months ended December 31, 2014, of $0.9 million associated with collection of a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action.

The period-over-period increase of $4.2 million in general and administrative expense during the six months ended December 31, 2015 was primarily attributable to $1.0 million of expenses related to the pending Acquisition, noted above, an increase in compensation of $1.3 million, an increase of $0.6 million in recruiting and related and a benefit in the three months ended December 31, 2014, of $0.9 million associated with collection of a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action, partially offset by a net decrease in other expenses of $0.3 million.

Interest Income

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Interest income	$71	$132	$(61)	-46.2%	$153	$268	$(115)	-42.9%
As a percent of revenue	0.1%	0.1%			0.1%	0.1%

The period-over-period decrease in interest income during the three and six months ended December 31, 2015 was attributable to lower level of investment portfolio that resulted in a decrease in interest income from investments.

Interest Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Interest expense	$(13)	$(4)	$(9)	225.0%	$(14)	$(7)	$(7)	100.0%
As a percent of revenue	0.0%	0.0%			0.0%	0.0%

The period-over-period increase in interest expense during the three and six months ended December 31, 2015 was attributable to miscellaneous interest charges.

Other income (expense), net

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Other income (expense), net	$(157)	$(248)	$91	-36.7%	$739	$(60)	$799	-1331.7%
As a percent of revenue	-0.1%	-0.2%			0.3%	0.0%

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

During the three months ended December 31, 2015 and 2014, other income (expense), net was comprised of $0.2 million of net currency losses.

During the six months ended December 31, 2015 and 2014, other income (expense), net was comprised of $0.7 million and ($0.1) million of net currency gains (losses), respectively.

Provision for Income Taxes

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)

Provision for income taxes	$19,517	$15,937	$3,580	22.5%	$39,152	$31,924	$7,228	22.6%
Effective tax rate	34.7%	34.3%			34.8%	34.9%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended December 31, 2015 was 34.7% as compared to 34.3% for the corresponding period of the prior fiscal year. Our effective tax rate for the six months ended December 31, 2015 was 34.8% as compared to 34.9% for the corresponding period of the prior fiscal year.

We recognized an income tax expense of $19.5 million and $39.2 million during the three and six months ended December 31, 2015 compared to $15.9 million and $31.9 million during the corresponding periods of the prior fiscal year. The period-over-period increases of $3.6 million and $7.2 million were primarily attributable to higher U.S. pre-tax profit.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of December 31, 2015, our principal sources of liquidity consisted of $170.6 million in cash and cash equivalents and $29.9 million of marketable securities. As of December 31, 2014, our principal sources of liquidity consisted of $158.4 million in cash and cash equivalents and $98.0 million of marketable securities.

We believe our existing cash and cash equivalents and marketable securities, together with our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have entered into a Bridge Credit Agreement and intend to obtain permanent financing, in the form of a revolving credit facility, prior to the closing of the Acquisition, to replace the Bridge Credit Agreement. We may need to raise additional funds in the event we decide to make one or more acquisitions of businesses, technologies or products in addition to the pending Acquisition. If additional funding is required, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

Our cash equivalents of $127.8 million and $138.8 million consist primarily of money market funds as of December 31, 2015 and 2014, respectively. Our investments in marketable securities of $29.9 million and $98.0 million as of December 31, 2015 and 2014 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 8 months and from less than 1 month to 20 months, respectively. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended
	December 31,
	2015	2014
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$39,172	$73,775
Investing activities	30,268	(4,501)
Financing activities	(54,702)	(109,280)
Effect of exchange rates on cash balances	(364)	(1,077)
(Decrease) increase in cash and cash equivalents	$14,374	$(41,083)

The pending acquisition of KBC will be funded by cash on hand of approximately $91.0 million and Bridge Credit Agreement entered into on January 12, 2016 JPMCB. The Bridge Credit Agreement provides a principal amount of up to $140.0 million with a maturity of 364 days from the date of the first drawdown. Borrowings under the Bridge Credit Agreement bear interest and are secured by liens on substantially all of our assets. We are required to grant such liens in favor of the lenders prior to the first drawdown. As of January 28, 2016, we had not drawn down on the Bridge Credit Agreement and would only do so if permanent financing were not in place prior to the closing of the Acquisition. We intend to obtain permanent financing, in the form of revolving credit facility, prior to the closing of the Acquisition, to replace the Bridge Credit Agreement.

On January 11, 2016, we paid $1.1 million in fees to JPMCB to secure the Bridge Credit Agreement and placed $115.1 million in escrow, representing $91.0 million of consideration payable under the terms of the Offer, $23.1 million to fund potential foreign exchange fluctuations in the purchase price and $1.0 million of costs that may become payable to JPMCB under the Bridge Credit Agreement.

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

During fiscal 2015 and 2014, we utilized our tax credits and net operating losses to offset U.S. corporate income taxes payable. We became a U.S. corporate tax payer in fiscal year 2016.

Cash from operating activities provided $39.2 million during the six months ended December 31, 2015. This amount resulted from net income of $73.5 million, adjusted for non-cash items of $9.8 million and net uses of cash of $44.1 million related to changes in working capital.

Non-cash items consisted primarily of stock-based compensation expense of $7.9 million, depreciation and amortization expense of $3.0 million and other net items of $0.3 million partially offset by net foreign currency gains of $1.4 million.

Cash used by working capital of $44.1 million was primarily attributable to cash outflows related to decreases in deferred revenue of $58.5 million, decreases in accounts payable, accrued expenses and other current liabilities of $3.3 million, partially offset by cash inflows related to decreases in accounts receivable of $15.7 million, decreases in installments receivable of $1.3 million and other net items of $0.7 million.

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

Investing Activities

During the six months ended December 31, 2015, we generated $30.3 million of cash from investing activities. The sources of cash consisted primarily of $32.0 million resulting from the maturities of marketable securities, partially offset by $1.8 million in capital expenditures.

Financing Activities

During the six months ended December 31, 2015, we used $54.7 million of cash for financing activities.  We used $56.8 million for repurchases of our common stock ($55.0 million and $1.8 million in the three months ended September 30, 2015 and December 31, 2015, respectively) and $2.1 million for withholding taxes on vested and settled restricted stock units. Sources of cash in the period included $1.8 million in excess tax benefits from stock-based compensation and proceeds of $2.4 million from the exercise of employee stock options.

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

In August 2015, we entered into a new lease agreement for our office location in Singapore. The initial term of the lease is for 60 months and approximately 11,343 square feet, commencing December 2015. Base annual rent is $0.6 million, excluding our proportionate share of taxes and other expenses. Subject to the terms and conditions of the lease, we may extend the lease for an additional 36 month term. Future minimum non-cancelable lease payments due over the term of the lease amount to approximately $3.1 million. Aggregate capital expenditures, including leasehold improvements, furniture and equipment, with respect to the leased premises amounted to approximately $1.0 million in fiscal 2016.

Except for the commitments under the aforementioned lease agreement, we are not currently a party to any other material purchase contracts related to future capital expenditures, and we do not expect our future investment in capital expenditures to be materially different from recent levels.

Standby letters of credit for $3.7 million as of December 31, 2015 secure our performance on professional services contracts, certain facility leases and potential liabilities. This is an increase from $2.2 million as of June 30, 2015. The letters of credit expire at various dates through fiscal 2025.

Acquisition

On January 12, 2016, we announced the terms of a recommended all cash offer (the “Offer”) for the entire issued and to be issued share capital of KBC Advanced Technologies plc (“KBC”). Under the terms of the Offer, KBC shareholders will receive 185 Pence Sterling in cash for each share. (Pence Sterling is a subdivision of Pound Sterling [“£”]).  The transaction values KBC at approximately £158 million. The payment amount in U.S. dollars will depend on the exchange rate at the time the transaction closes. Both companies’ boards of directors unanimously support the transaction. The Offer is conditioned on, among other things, KBC’s shareholder approval and the approval of the High Court of Justice in England and Wales. It is expected that the transaction will close in the first calendar quarter of 2016 (the “Acquisition”).

The Offer will be funded by cash on hand of approximately $91.0 million and a Bridge Credit Agreement (the “Bridge Credit Agreement”) entered into on January 12, 2016 with JPMorgan Chase Bank, N.A. , as the administrative agent (“JPMCB”) , and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto. The Bridge Credit Agreement provides a principal amount of up to $140.0 million with a maturity of 364 days from the date of the first drawdown. Borrowings under the Bridge Credit Agreement bear interest and are secured by liens on substantially all of our assets. We are required to grant such liens in favor of the lenders prior to the first drawdown. As of January 28, 2016, we had not drawn down on the Bridge Credit Agreement and would only do so if permanent financing were not in place prior to the closing of the Acquisition. We intend to obtain permanent financing, in the form of revolving credit facility, prior to the closing of the Acquisition, to replace the Bridge Credit Agreement.

On January 11, 2016, we paid $1.1 million in fees to JPMCB to secure the Bridge Credit Agreement and placed $115.1 million in escrow, representing $91.0 million of consideration payable under the terms of the Offer, $23.1 million to fund potential foreign exchange fluctuations in the purchase price and $1.0 million of costs that may become payable to JPMCB under the Bridge Credit Agreement.

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

Foreign Currency Risk

During the three months ended December 31, 2015 and 2014, 11.1% and 15.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2015 and 2014, 13.8% and 15.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and six months ended December 31, 2015 and 2014. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended December 31, 2015 and 2014, we recorded ($0.2) million and ($0.2) million of net foreign currency exchange (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.1 million and $1.5 million for the three months ended December 31, 2015 and 2014, respectively.

During the six months ended December 31, 2015 and 2014, we recorded $0.7 million and ($0.1) million of net foreign currency exchange gains (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $2.4 million and $2.9 million for the six months ended December 31, 2015 and 2014, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than 1 month to 8 months as of December 31, 2015 and from less than 1 month to 20 months as of December 31, 2014, respectively. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at December 31, 2015 and 2014 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of approximately $0.1 million in the fair value of our investment portfolio determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

Item 4.   Controls and Procedures

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three months ended December 31, 2015, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

The obligations we undertake to finance the KBC acquisition may limit our flexibility, and we may not be able successfully to complete the proposed acquisition, or if we complete it, to realize the anticipated benefits of the acquisition when expected, if at all.

We will undertake obligations under credit arrangements to fund in part our acquisition of KBC, and these obligations may affect our liquidity, operational and financial flexibility or ability to make other investments.  Also, a change in the exchange rate of Pounds Sterling to the U.S. Dollar could increase the cost of the acquisition.  If we do complete the acquisition, we may be unable to achieve expected synergies and operating efficiencies in connection with the acquisition within the expected time-frames or at all; integration of KBC may be more difficult, time-consuming or costly than expected; the acquisition may result in changes in our customer, supplier and other business relationships; and we may be exposed to lawsuits and contingencies associated with the acquisition.

Other risks and uncertainties related to the proposed acquisition include the risk that KBC’s shareholders do not approve the acquisition, potential adverse reactions or changes to business relationships resulting from the announcement, pendency or completion of the acquisition, uncertainties as to the timing of the acquisition, the possibility that the closing conditions to the proposed acquisition may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary approval, adverse effects on our stock price resulting from the announcement or completion of the acquisition, competitive responses to the announcement or completion of the acquisition, costs and difficulties related to the post-closing integration of KBC’s businesses and operations with our businesses and operations, the inability to obtain, or delays in obtaining, cost savings and synergies from the acquisition, uncertainties as to whether the completion of the acquisition or any transaction will have the accretive effect on our earnings or cash flows that we expect, unexpected costs, liabilities, charges or expenses resulting from the acquisition, litigation relating to the acquisition, the inability to retain key personnel, and any changes in general economic and/or industry-specific conditions.

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States.

As of December 31, 2015, we operated in 31 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three months ended December 31, 2015 and 2014. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including

•                  unexpected changes in regulatory requirements, tariffs and other barriers, including, for example, sanctions or other regulatory restrictions imposed by the United States or foreign governments;

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

During the three months ended December 31, 2015 and 2014, 11.1% and 15.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2015 and 2014, 13.8% and 15.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and six months ended December 31, 2015 and 2014, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

We may be subject to significant expenses and damages because of product-related claims.

In the ordinary course of business, we are, from time to time, involved in product-related lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer’s expectations. In March 2014, a judgment issued in favor of the claimant customer against us in the amount of approximately €1.9 million plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  In December 2015, the appellate court determined that we must pay damages in the amount of approximately €1.2 million plus interest, and with the possibility of additional damages to be determined by the appellate court.  The amount of damages cannot be predicted with certainty, and could materially adversely affect our results of operations, cash flows or financial position.

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

We repurchased 1,339,499 shares of our common stock for $55.1 million during the three months ended September 30, 2015.  We did not repurchase shares of our common stock during the three months ended December 31, 2015.  We repurchased 7,731,428 shares of our common stock for $298.3 million during fiscal 2015.  As of December 31, 2015, the remaining dollar value under the stock repurchase program approved on January 28, 2015 was $246.3 million.

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

Aspen Technology, Inc.

Date: January 28, 2016	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2016	By:	/s/ KARL E. JOHNSEN
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