Form 10-Q
period 2016-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2016-04-28
CIK 929940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting		Smaller reporting company ☐
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of April 21, 2016, there were 81,867,428 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$111,722	$102,543	$333,707	$300,002
Services and other	7,495	8,756	24,957	26,213
Total revenue	119,217	111,299	358,664	326,215
Cost of revenue:
Subscription and software	5,266	5,404	15,475	15,813
Services and other	6,754	6,905	21,405	21,142
Total cost of revenue	12,020	12,309	36,880	36,955
Gross profit	107,197	98,990	321,784	289,260
Operating expenses:
Selling and marketing	23,090	23,160	66,704	67,599
Research and development	17,820	20,323	50,398	52,548
General and administrative	15,606	13,776	42,273	36,227
Total operating expenses, net	56,516	57,259	159,375	156,374
Income from operations	50,681	41,731	162,409	132,886
Interest income	90	122	243	389
Interest expense	(330)	(1)	(344)	(8)
Other income (expense), net	(2,686)	414	(1,947)	354
Income before provision for income taxes	47,755	42,266	160,361	133,621
Provision for income taxes	14,584	14,096	53,736	46,020
Net income	$33,171	$28,170	$106,625	$87,601
Net income per common share:
Basic	$0.40	$0.32	$1.28	$0.98
Diluted	$0.40	$0.32	$1.27	$0.97
Weighted average shares outstanding:
Basic	83,081	87,355	83,425	89,509
Diluted	83,373	87,853	83,842	90,121

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in Thousands)

Net income	$33,171	$28,170	$106,625	$87,601
Other comprehensive loss:
Net unrealized gains (losses) on available for sale securities, net of tax effects of ($7) and ($11) for the three and nine months ended March 31, 2016, and ($28) and $14 for the three and nine months ended March 31, 2015	13	53	21	(25)
Foreign currency translation adjustments	(31)	(1,846)	(2,192)	(4,321)
Total other comprehensive loss	(18)	(1,793)	(2,171)	(4,346)
Comprehensive income	$33,153	$26,377	$104,454	$83,255

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2016	2015
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$96,910	$156,249
Short-term marketable securities	9,025	59,197
Accounts receivable, net	21,749	30,721
Prepaid expenses and other current assets	8,991	10,752
Acquisition bid related deposits	251,670	—
Prepaid income taxes	525	542
Current deferred tax assets	6,117	6,169
Total current assets	394,987	263,630
Long-term marketable securities	—	3,047
Property, equipment and leasehold improvements, net	15,938	18,039
Computer software development costs, net	539	1,026
Goodwill	16,781	17,360
Non-current deferred tax assets	9,731	10,444
Other non-current assets	1,455	1,815
Total assets	$439,431	$315,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,877	$5,240
Accrued expenses and other current liabilities	34,627	38,483
Income taxes payable	3,509	1,775
Borrowings under credit agreement	140,000	—
Current deferred revenue	234,285	250,968
Total current liabilities	416,298	296,466
Non-current deferred revenue	30,537	37,919
Other non-current liabilities	28,051	29,522
Commitments and contingencies (Note 13)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of March 31, 2016 and June 30, 2015 Issued and outstanding— none as of March 31, 2016 and June 30, 2015	—	—
Stockholders’ deficit:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 101,920,507 shares at March 31, 2016 and 101,607,520 shares at June 30, 2015 Outstanding— 82,030,943 shares at March 31, 2016 and 84,504,202 shares at June 30, 2015	10,192	10,161
Additional paid-in capital	655,555	641,883
Accumulated deficit	(39,002)	(145,627)
Accumulated other comprehensive income	4,299	6,470
Treasury stock, at cost—19,889,564 shares of common stock at March 31, 2016 and 17,103,318 shares at June 30, 2015	(666,499)	(561,433)
Total stockholders’ deficit	(35,455)	(48,546)
Total liabilities and stockholders’ deficit	$439,431	$315,361

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$106,625	$87,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,519	4,616
Net foreign currency losses (gains)	1,421	(2,715)
Stock-based compensation	12,313	11,122
Deferred income taxes	695	21,317
Provision for (recovery from) bad debts	174	(471)
Tax benefits from stock-based compensation	1,878	21,843
Excess tax benefits from stock-based compensation	(1,878)	(21,843)
Other non-cash operating activities	257	1,401
Changes in assets and liabilities:
Accounts receivable	8,513	10,897
Prepaid expenses, prepaid income taxes, and other assets	3,446	6,069
Accounts payable, accrued expenses, income taxes payable and other liabilities	(5,583)	(1,198)
Deferred revenue	(23,485)	(222)
Net cash provided by operating activities	108,895	138,417
Cash flows from investing activities:
Purchases of marketable securities	—	(50,065)
Maturities of marketable securities	52,965	66,923
Purchases of property, equipment and leasehold improvements	(2,530)	(5,914)
Acquisition related deposits	(255,067)	—
Payments for capitalized computer software costs	—	(315)
Net cash (used in) provided by investing activities	(204,632)	10,629
Cash flows from financing activities:
Exercises of stock options	2,862	2,046
Repurchases of common stock	(103,128)	(222,878)
Payments of tax withholding obligations related to restricted stock	(3,404)	(3,874)
Excess tax benefits from stock-based compensation	1,878	21,843
Proceeds from credit agreement	140,000	—
Payments of credit agreement issuance costs	(1,587)	—
Net cash provided by (used in) financing activities	36,621	(202,863)
Effect of exchange rate changes on cash and cash equivalents	(223)	(1,747)
Decrease in cash and cash equivalents	(59,339)	(55,564)
Cash and cash equivalents, beginning of period	156,249	199,526
Cash and cash equivalents, end of period	$96,910	$143,962

Supplemental disclosure of cash flow information:
Income taxes paid, net	$51,612	$2,933
Supplemental disclosure of non-cash investing and financing activities:
Change in landlord improvement allowance included in leasehold improvements and deferred rent liability	$—	$6,064
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	(874)	1,913
Change in common stock repurchases included in accrued expenses	1,938	2,450

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2015, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training, based on an analysis of standalone sales of the offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we are no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in fiscal 2015 nor in the three and nine months ended March 31, 2016 and is not expected to have a material impact on our revenue in future periods.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we are no longer able to establish VSOE for our legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 will be recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue in fiscal 2015 nor in the three and nine months ended March 31, 2016 and is not expected to have a material impact on our revenue in future periods.

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

Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2016 and June 30, 2015, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

(c)  Loss Contingencies

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria. Please refer to Note 13 for discussion of these matters and related liability accruals.

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency gains (losses) were ($2.7) million and ($2.0) million during the three and nine months ended March 31, 2016, which included $(3.4) million of foreign exchange losses resulting from amounts in escrow (refer to Note 4 for further discussion of the Acquisition Bid) and $0.4 million during both the three-month and nine-month periods ended March 31, 2015.

(e)          Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 was issued by the FASB as a part of the joint project with the International Accounting Standards Board (IASB) to clarify revenue recognition principles and develop a common revenue standard for the U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU No. 2015-03, debt issuance costs were required to be presented as an asset on the balance sheet. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30):  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU No. 2015-15 states that debt issuance costs related to line of credit arrangements can be presented as an asset, similar to the treatment prior to the issuance of ASU No. 2015-03.  We adopted the provisions of ASU No. 2015-03 and ASU No. 2015-15 during the second quarter of fiscal 2016.  As of March 31, 2016, the issuance costs related to our Credit Agreement (as described in Note 9) were recorded in prepaid expenses and other current assets in our consolidated balance sheet.  Adjustments to prior periods to conform to the current period presentation were not required as we did not have deferred finance costs on the balance sheet in prior periods.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU instead requires an acquirer to recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted.  We adopted ASU No. 2015-16 during the second quarter of fiscal 2016.  The adoption of ASU No. 2015-16 did not impact our consolidated financial position, results of operations or cash flows because we did not have any business combinations during those periods.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendment requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted.  We are currently evaluating the impact of ASU No. 2015-17 on our financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the amendment, lessees will be required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability.  The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted.  We are currently evaluating the impact of ASU No. 2016-02 on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment clarifies the implementation guidance for principal versus agent considerations as contained in ASU No. 2014-09, Revenue from Contracts with Customers. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to a customer. ASU No. 2016-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of ASU No. 2016-08 is permitted but not before December 15, 2016. We will adopt ASU No. 2016-08 during the first quarter of fiscal 2019. We are currently evaluating the impact of ASU No. 2016-08 on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendment identifies several areas for simplification applicable to entities that issue share-based payment awards to their employees, including income tax consequences, the option to recognize gross stock compensation expense with actual forfeitures recognized when they occur, and certain classifications on the statements of cash flows.  The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted.  We are currently evaluating the impact of ASU No. 2016-09 on our financial position, results of operations and cash flows.

(f)            Other

For further information with regard to our “Significant Accounting Policies,” please refer to Note 2 of our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of March 31, 2016 and June 30, 2015:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
March 31, 2016:
U.S. corporate bonds	$9,025	$9,026	$1	$(2)
Total short-term marketable securities	$9,025	$9,026	$1	$(2)

June 30, 2015:
U.S. corporate bonds	$59,197	$59,223	$8	$(34)
Total short-term marketable securities	$59,197	$59,223	$8	$(34)

U.S. corporate bonds	$3,047	$3,055	$—	$(8)
Total long-term marketable securities	$3,047	$3,055	$—	$(8)

Our marketable securities were classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) were reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains (losses) on investments were recognized in earnings as incurred. Our investments consisted primarily of investment grade fixed income corporate debt securities with maturity dates ranging from May 2016 through August 2016 as of March 31, 2016 and from July 2015 through August 2016 as of June 30, 2015.

We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments- Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. As of March 31, 2016 and 2015, our marketable securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the three and nine month periods then ended. Unrealized losses were attributable to changes in interest rates.

4. Acquisition Bid

On January 12, 2016, we announced the terms of a recommended all cash offer (the “Offer”) for the share capital of KBC Advanced Technologies plc (“KBC”). Under the terms of the Offer (the “Acquisition Bid”), KBC shareholders would have received 185 Pence Sterling in cash for each share, which valued KBC at approximately £158 million. The Offer was conditioned on, among other things, KBC’s shareholder approval and the approval of the High Court of Justice of England and Wales.

The Offer was to have been funded by cash on hand of approximately $91.0 million and $140.0 million from a bridge credit agreement (the “Bridge Credit Agreement”) entered into on January 12, 2016 with JPMorgan Chase Bank, N.A. (“JPMCB”).  We deposited $91.0 million in escrow along with $23.1 million to fund potential foreign exchange fluctuations and $0.8 million for potential costs. On February 26, 2016, we entered into a credit agreement (the “Credit Agreement”), providing for a principal amount of up to $250.0 million (refer to Note 9 for further discussion of the Credit Agreement).  On the same day, we borrowed $140.0 million under the Credit Agreement and deposited the amount in the escrow account, and canceled the Bridge Credit Agreement.

On February 17, 2016, KBC announced it had agreed to accept an acquisition offer of 210 Pence Sterling per share from Yokogawa Electric Corporation (“Yokogawa”) and we announced we did not intend to revise our offer. On April 7, 2016, Yokogawa completed its acquisition of KBC and on April 8, 2016, $251.7 million was returned to us from the escrow account. During the three months ended March 31, 2016, a portion of the escrow balance was held in GBP for a period of time, which resulted in $3.4 million of foreign exchange losses and fees that were recognized in our results of operations as a component of other income (expense), net.  During the three and nine months ended March 31, 2016, we incurred $4.2 million and $5.2 million, respectively, of costs related to the Acquisition Bid and the Bridge Credit Agreement which were recognized in our results of operations as a component of general and administrative expenses.

5. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the nine months ended March 31, 2016 and fiscal year ended June 30, 2015 were as follows:

Amount
(Dollars in Thousands)
Balance as of June 30, 2014:
Goodwill	$84,845
Accumulated impairment losses	(65,569)
$19,276

Effect of currency translation	(1,916)

Balance as of June 30, 2015:
Goodwill	$82,929
Accumulated impairment losses	(65,569)
$17,360

Effect of currency translation	(579)

Balance as of March 31, 2016:
Goodwill	$82,350
Accumulated impairment losses	(65,569)
$16,781

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2015 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during the three and nine months ended March 31, 2016.

6.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three months ended March 31, 2016 was 30.6% as compared to 33.4% for the corresponding period of the prior fiscal year. Our effective tax rate for the nine months ended March 31, 2016 was 33.5% as compared to 34.4% for the corresponding period of the prior fiscal year.  Our effective tax rate decreased for the three and nine months ended March 31, 2016 compared to the same period in 2015 primarily due to a statutory reversal of a FIN 48 liability.  During the three and nine months ended March 31, 2016 and 2015, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations,  the impact of permanent items, and the 2016 statutory reversal of a FIN 48 liability mentioned above. The permanent items are predominately a U.S. domestic production activity deduction being slightly offset by non-deductible stock-based compensation expense. Our effective tax rate for the three and nine months ended March 31, 2016 and 2015 differs from the U.S. federal statutory income tax rate primarily as a result of the impact of the permanent items.

We use the “with and without” ordering approach to calculate our tax provision.  This methodology requires us to utilize all other tax attributes before recognizing excess tax benefits. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits are not included as a component of deferred tax assets. When realized, excess tax benefits reduce income taxes payable and increase additional paid in capital. In our unaudited consolidated statements of cash flows, the excess tax benefits of $1.9 million and $21.8 million were reported as sources of cash flows from financing activities with offsetting reductions to cash flows from operating activities during the nine months ended March 31, 2016 and 2015, respectively.

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

7.   Fair Value

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

Cash equivalents of $39.0 million and $130.2 million as of March 31, 2016 and June 30, 2015, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $9.0 million and $62.2 million as of March 31, 2016 and June 30, 2015, respectively, were reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that were directly or indirectly observable, or “Level 2 inputs.”

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, installments receivable and accounts payable. The estimated fair value of these financial instruments approximates their carrying value.

8.  Supplementary Balance Sheet Information

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of March 31, 2016 and June 30, 2015.

	Gross	Allowance	Net
	(Dollars in Thousands)
March 31, 2016:
Accounts receivable	$23,918	$2,169	$21,749
	$23,918	$2,169	$21,749

June 30, 2015:
Accounts receivable	$32,357	$1,636	$30,721
	$32,357	$1,636	$30,721

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2016	June 30, 2015
	(Dollars in Thousands)
Property, equipment and leasehold improvements - at cost:
Computer equipment	$10,272	$11,614
Purchased software	23,154	23,338
Furniture & fixtures	6,735	6,653
Leasehold improvements	12,202	12,225
Accumulated depreciation	(36,425)	(35,791)
Property, equipment and leasehold improvements - net	$15,938	$18,039

During the nine months ended March 31, 2016, we wrote off fully depreciated property, equipment and leasehold improvements that were no longer in use with gross book values of $2.9 million.

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	March 31, 2016	June 30, 2015
	(Dollars in Thousands)

Royalties and outside commissions	$3,000	$2,879
Payroll and payroll-related	13,264	18,965
Other	18,363	16,639
Total accrued expenses and other current liabilities	$34,627	$38,483

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consist of the following:

	March 31, 2016	June 30, 2015
	(Dollars in Thousands)

Deferred rent	$6,177	$5,273
Other (1)	21,874	24,249
Total other non-current liabilities	$28,051	$29,522

(1)         Other was comprised primarily of our reserve for uncertain tax positions of $20.0 million and $22.6 million as of March 31, 2016 and June 30, 2015, respectively.

9.  Credit Agreement

On February 26, 2016, in conjunction with the Acquisition Bid described in Note 4, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent,  Silicon Valley Bank, as syndication agent,  and the lenders and other parties named therein (the “Lenders”), providing for a principal amount of up to $250.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. As of March 31, 2016, we had $140.0 million in outstanding borrowings under the Credit Agreement, which was utilized for the Acquisition Bid related escrow described in Note 4.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or  the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on:  incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0.

10.  Stock-Based Compensation

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

The weighted average estimated fair value of option awards granted during the three months ended March 31, 2016 and 2015 was $10.47 and $11.55, respectively.  The weighted average estimated fair value of option awards granted during the nine months ended March 31, 2016 and 2015 was $13.19 and $13.44, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.4%	1.5%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.7	4.6
Expected volatility factor	34.1%	35.0%

The stock-based compensation expense and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$343	$336	$1,049	$1,014
Selling and marketing	1,797	778	3,547	2,282
Research and development	871	959	2,543	2,923
General and administrative	1,367	1,383	5,174	4,903
Total stock-based compensation	$4,378	$3,456	$12,313	$11,122

A summary of stock option and RSU activity under all equity plans for the nine months ended March 31, 2016 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	1,214,257	$27.25	7.26	$22,232	542,432	$36.13
Granted	424,991	42.71			419,245	41.91
Settled (RSUs)	—				(268,231)	35.69
Exercised	(136,528)	20.94			—
Cancelled / Forfeited	(107,778)	37.18			(111,928)	36.70
Outstanding at March 31, 2016	1,394,942	$31.81	7.39	$10,627	581,518	$40.39

Vested and exercisable at March 31, 2016	837,968	$25.92	6.42	$10,007	—

Vested and expected to vest as of March 31, 2016	1,336,466	$31.39	7.33	$10,568	520,439	$40.33

The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2016 and 2015 was $31.97 and $35.23, respectively.  The weighted average grant-date fair value of RSUs granted during the nine months ended March 31, 2016 and 2015 was $41.91 and $42.64, respectively. During the three months ended March 31, 2016 and 2015, the total fair value of shares vested from RSU grants was $3.6 million and $3.8 million, respectively, and during the nine months ended March 31, 2016 and 2015 was $9.8 million and $11.5 million, respectively.

At March 31, 2016, the total future unrecognized compensation cost related to stock options was $6.2 million and is expected to be recorded over a weighted average period of 2.7 years.  At March 31, 2016, the total future unrecognized compensation cost related to RSUs was $20.7 million and is expected to be recorded over a weighted average period of 2.7 years.

The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $0.3 million and $1.1 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2016 and 2015 was $2.6 million and $4.1 million, respectively. We received $2.9 million and $2.0 million in cash proceeds from option exercises during the nine months ended March 31, 2016 and 2015, respectively.  We withheld $3.4 million and $3.9 million for withholding taxes on vested RSUs during the nine months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, common stock reserved for future issuance or settlement under equity compensation plans was 5.5 million shares.

11.  Stockholders’ Deficit

Stock Repurchases

On January 28, 2015, we publicly announced a share repurchase program for up to $450 million worth of our common stock and terminated the previous program that had been approved by the Board of Directors on April 23, 2014. On April 26, 2016, the Board of Directors approved a $400 million increase in the current share repurchase plan. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

We repurchased 2,786,246 shares of our common stock for $105.1 million during the nine months ended March 31, 2016.  We repurchased 7,731,428 shares of our common stock for $298.3 million during fiscal 2015.  As of March 31, 2016, the remaining dollar value under the stock repurchase program approved on January 28, 2015 was $196.3 million, which was subsequently increased by $400 million.

Accumulated Other Comprehensive Income

As of March 31, 2016, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $4.3 million and net unrealized losses on available for sale securities of less than $0.1 million. As of March 31, 2015, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $5.0 million and net unrealized losses on available for sale securities of less than $0.1 million.

As of June 30, 2015, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $6.5 million and net unrealized losses on available for sale securities of less than $0.1 million. As of June 2014, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $9.4 million and net unrealized gains on available for sale securities of less than $0.1 million.

12.  Net Income Per Share

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars and Shares in Thousands, Except per Share Data)

Net income	$33,171	$28,170	$106,625	$87,601

Weighted average shares outstanding	83,081	87,355	83,425	89,509

Dilutive impact from:
Share-based payment awards	292	498	417	612
Dilutive weighted average shares outstanding	83,373	87,853	83,842	90,121

Income per share
Basic	$0.40	$0.32	$1.28	$0.98
Dilutive	$0.40	$0.32	$1.27	$0.97

For the three and nine months ended March 31, 2016 and 2015, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, during the three and nine months ended March 31, 2016, options to purchase 640,366 shares and 577,105 shares of our common stock were not included in the computation of dilutive weighted average shares outstanding, as of March 31, 2016, because their exercise prices ranged from $34.36 per share to $47.40 per share and were greater than the average market price of our common stock during the periods then ended. These options were outstanding as of March 31, 2016 and expire at various dates through March 28, 2026.

The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of March 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Shares in Thousands)

Employee equity awards	1,250	801	1,092	762

13. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.0 million and $2.2 million during the three months ended March 31, 2016 and 2015 and $6.1 million and $6.0 million during the nine months ended March 31, 2016 and 2015, respectively.

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

Standby letters of credit for $3.5 million as of March 31, 2016 secure our performance on professional services contracts, certain facility leases and potential liabilities. This is an increase from $2.2 million as of June 30, 2015. The letters of credit expire at various dates through fiscal 2025.

Legal Matters

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer’s expectations. In March 2014, a judgment was issued by the trial court against us in the amount of approximately 1.9 million Euro (“€”) plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  As of March 2016, the appellate court has modified the judgement of the trial court and determined that we must pay damages in the amount of approximately €1.7 million plus interest, with the possibility of additional damages yet to be determined by the appellate court.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of March 31, 2016 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at March 31, 2016, and are not material to our financial position for the period then ended. As of March 31, 2016, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal proceedings) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys’ fees and costs, diversion of management resources and other factors.

14.  Segment Information

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2016
Segment revenue	$111,722	$7,495	$119,217
Segment expenses (1)	(46,176)	(6,754)	(52,930)
Segment profit	$65,546	$741	$66,287
Three Months Ended March 31, 2015
Segment revenue	$102,543	$8,756	$111,299
Segment expenses (1)	(48,887)	(6,905)	(55,792)
Segment profit	$53,656	$1,851	$55,507

Nine Months Ended March 31, 2016
Segment revenue	$333,707	$24,957	$358,664
Segment expenses (1)	(132,577)	(21,405)	(153,982)
Segment profit	$201,130	$3,552	$204,682

Nine Months Ended March 31, 2015
Segment revenue	$300,002	$26,213	$326,215
Segment expenses (1)	(135,960)	(21,142)	(157,102)
Segment profit	$164,042	$5,071	$169,113

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing, research and development, stock-based compensation and certain corporate expenses incurred in support of the segments. Segment expenses do not include allocations of general and administrative; interest income, net; and other income (expense), net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Dollars in Thousands)

Total segment profit for reportable segments	$66,287	$55,507	$204,682	$169,113
General and administrative	(15,606)	(13,776)	(42,273)	(36,227)
Other income (expense), net	(2,686)	414	(1,947)	354
Interest income (net)	(240)	121	(101)	381
Income before income taxes	$47,755	$42,266	$160,361	$133,621

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

Recent Events

Acquisition Bid

On January 12, 2016, we announced the terms of a recommended all cash offer (the “Offer”) for the share capital of KBC Advanced Technologies plc (“KBC”). Under the terms of the Offer (the “Acquisition Bid”), KBC shareholders would have received 185 Pence Sterling in cash for each share, which valued KBC at approximately £158 million. The Offer was conditioned on, among other things, KBC’s shareholder approval and the approval of the High Court of Justice of England and Wales.

The Offer was to have been funded by cash on hand of approximately $91.0 million and $140.0 million from a bridge credit agreement (the “Bridge Credit Agreement”) entered into on January 12, 2016 with JPMorgan Chase Bank, N.A. (“JPMCB”).  We deposited $91.0 million in escrow along with $23.1 million to fund potential foreign exchange fluctuations and $0.8 million for potential costs. On February 26, 2016, we entered into a credit agreement (the “Credit Agreement”), providing for a principal amount of up to $250.0 million (refer to Note 9 in the Notes to the Unaudited Consolidated Financial Statements for further discussion of the Credit Agreement).  On the same day, we borrowed $140.0 million under the Credit Agreement and deposited the amount in the escrow account, and canceled the Bridge Credit Agreement.

On February 17, 2016, KBC announced it had agreed to accept an acquisition offer of 210 Pence Sterling per share from Yokogawa Electric Corporation (“Yokogawa”) and we announced we did not intend to revise our offer. On April 7, 2016, Yokogawa completed its acquisition of KBC and on April 8, 2016, $251.7 million was returned to us from the escrow account. During the three months ended March 31, 2016, a portion of the escrow balance was held in GBP for a period of time, which resulted in $3.4 million of foreign exchange losses and fees that were recognized in our results of operations as a component of other income (expense), net.   During the three and nine months ended March 31, 2016, we incurred $4.2 million and $5.2 million, respectively, of costs related to the Acquisition Bid and the Bridge Credit Agreement, which were recognized in our results of operations as a component of general and administrative expenses.

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

Interest Expense.  During the three and nine months ended March 31, 2016 and 2015, interest expense was comprised primarily of interest expense related to our Credit Agreement.

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

We estimate that annual spend grew by approximately 0.1% during the third quarter of fiscal 2016, from $430.3 million at December 31, 2015 to $430.6 million at March 31, 2016, and by approximately 2.7% during the first nine months of fiscal 2016, from $419.3 million at June 30, 2015. The growth was attributable primarily to a larger number of tokens or products sold.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) capitalized computer software development costs, (c) excess tax benefits from stock-based compensation, (d) non-capitalized acquired technology, and (e) other nonrecurring items, such as acquisition and litigation related payments.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Nine Months Ended March 31,
	2016	2015
	(Dollars in Thousands)

Net cash provided by operating activities	$108,895	$138,417
Purchases of property, equipment, and leasehold improvements	(2,530)	(5,914)
Capitalized computer software development costs	—	(315)
Excess tax benefits from stock-based compensation	1,878	21,843
Non-capitalized acquired technology	1,250	2,621
Litigation related payments	2,080	—
Acquisition bid costs	6,068	—
Free cash flows (non-GAAP)	$117,641	$156,652

Total free cash flow on a non-GAAP basis decreased by $39.0 million during the nine months ended March 31, 2016 as compared to the same period of the prior fiscal year primarily due to U.S tax payments amounting to $51.6 million.

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

The following table presents our operating income, as adjusted for stock-based compensation expense, non-capitalized acquired technology and amortization of purchased technology intangibles, and other nonrecurring items, such as acquisition related expenses, for the indicated periods:

	Three Months Ended March 31,		2016 Compared to 2015		Nine Months Ended March 31,		2016 Compared to 2015
	2016	2015	$	%	2016	2015	$	%
GAAP income from operations	$50,681	$41,731	$8,950	21.4%	$162,409	$132,886	$29,523	22.2%
Plus:
Stock-based compensation	4,378	3,456	922	26.7%	12,313	11,122	1,191	10.7%
Non-capitalized acquired technology	—	3,277	(3,277)	-100.0%	250	3,277	(3,027)	-92.4%
Amortization of purchased technology intangibles	14	187	(173)	-92.5%	147	635	(488)	-76.9%
Acquisition bid costs	4,187	—	4,187	100.0%	5,213	—	5,213	100.0%
Non-GAAP income from operations	$59,260	$48,651	$10,609	21.8%	$180,332	$147,920	$32,412	21.9%

Non-GAAP operating income increased by $32.4 million or approximately 21.9% in the nine months ended March 31, 2016 as compared to the same period of the prior fiscal year.  Non-GAAP operating income increased $10.6 million or approximately 21.8% in the three months ended March 31, 2016 as compared to the same period of the prior fiscal year.

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

Vendor-Specific Objective Evidence of Fair Value

We have established VSOE for certain SMS offerings, professional services, and training, but not for our software products or our Premier Plus SMS offering. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2014, we were no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and nine months ended March 31, 2016 and is not expected to have a material impact on our revenue in future periods.

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

Perpetual and legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of perpetual and legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2014 and prior periods, we had VSOE for certain legacy SMS offerings sold with perpetual and term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for perpetual and legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our perpetual and term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2014, we were no longer able to establish VSOE for legacy SMS offerings sold with our perpetual license arrangements. As a result, all perpetual license agreements that include legacy SMS entered into subsequent to June 30, 2014 are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our perpetual license arrangements did not have a material impact on our revenue during the three and nine months ended March 31, 2016 and is not expected to have a material impact on our revenue in future periods.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2016 and 2015

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended		Increase / (Decrease)	Nine Months Ended		Increase / (Decrease)
	March 31,		Change	March 31,		Change
	2016	2015	%	2016	2015	%
	(Dollars in Thousands)
Revenue:
Subscription and software	$111,722	$102,543	9.0%	$333,707	$300,002	11.2%
Services and other	7,495	8,756	(14.4)	24,957	26,213	(4.8)
Total revenue	119,217	111,299	7.1	358,664	326,215	9.9
Cost of revenue:
Subscription and software	5,266	5,404	(2.6)	15,475	15,813	(2.1)
Services and other	6,754	6,905	(2.2)	21,405	21,142	1.2
Total cost of revenue	12,020	12,309	(2.3)	36,880	36,955	(0.2)
Gross profit	107,197	98,990	8.3	321,784	289,260	11.2
Operating expenses:
Selling and marketing	23,090	23,160	(0.3)	66,704	67,599	(1.3)
Research and development	17,820	20,323	(12.3)	50,398	52,548	(4.1)
General and administrative	15,606	13,776	13.3	42,273	36,227	16.7
Total operating expenses, net	56,516	57,259	(1.3)	159,375	156,374	1.9
Income from operations	50,681	41,731	21.4	162,409	132,886	22.2
Interest income	90	122	(26.5)	243	389	(37.6)
Interest expense	(330)	(1)	32,869.0	(344)	(8)	4,196.1
Other income (expense), net	(2,686)	414	(748.8)	(1,947)	354	(650.0)
Income before provision for income taxes	47,755	42,266	13.0	160,361	133,621	20.0
Provision for income taxes	14,584	14,096	3.5	53,736	46,020	16.8
Net income	$33,171	$28,170	17.8%	$106,625	$87,601	21.7%

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue:
Subscription and software	93.7%	92.1%	93.0%	92.0%
Services and other	6.3	7.9	7.0	8.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.4	4.9	4.3	4.8
Services and other	5.7	6.2	6.0	6.5
Total cost of revenue	10.1	11.1	10.3	11.3
Gross profit	89.9	88.9	89.7	88.7
Operating expenses:
Selling and marketing	19.4	20.8	18.6	20.7
Research and development	14.9	18.3	14.1	16.1
General and administrative	13.1	12.4	11.8	11.1
Total operating expenses, net	47.4	51.4	44.4	47.9
Income from operations	42.5	37.5	45.3	40.7
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.3)	—	(0.1)	—
Other (expense) income, net	(2.3)	0.4	(0.5)	0.1
Income before provision for income taxes	40.1	38.0	44.7	41.0
Provision for income taxes	12.2	12.7	15.0	14.1
Net income	27.8%	25.3%	29.7%	26.9%

Revenue

Total revenue increased by $7.9 million and $32.4 million during the three and nine months ended March 31, 2016 as compared to the corresponding periods of the prior fiscal year. The increase was primarily attributable to an increase in subscription and software revenue of $9.2 million and $33.7 million, respectively.

During the three and nine months ended March 31, 2016, we recognized revenue of $3.2 million and $6.1 million, respectively, related to the completion of customer arrangements recognized under completed contract accounting. No such events occurred during the corresponding period of the prior fiscal year.

Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Subscription and software revenue	$111,722	$102,543	$9,179	9.0%	$333,707	$300,002	$33,705	11.2%
As a percent of revenue	93.7%	92.1%			93.0%	92.0%

The increase in subscription and software revenue during the three and nine months ended March 31, 2016, respectively, as compared to the corresponding period of the prior fiscal year was primarily the result of a larger base of license arrangements being recognized on a ratable basis. We also recognized $3.1 million and $5.1 million of revenue during the three and nine months ended March 31, 2016, respectively, related to the completed contract customer arrangements, as noted above. No such events occurred during the corresponding period in the prior fiscal year.

We expect subscription and software revenue to continue to increase during fiscal 2016 as a result of: (i) having a larger base of license arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Services and other revenue	$7,495	$8,756	$(1,261)	-14.4%	$24,957	$26,213	$(1,256)	-4.8%
As a percent of revenue	6.3%	7.9%			7.0%	8.0%

Services and other revenue consists primarily of revenue related to professional services and training.

Services and other revenue decreased by $1.3 million during the three and nine months ended March 31, 2016 as compared to the corresponding periods of the prior fiscal year.  The decrease was primarily attributable to a decrease in demand.

Professional services revenue for the three and nine months ended March 31, 2016 included recognition of $0.1 million and $1.0 million, respectively, of revenue related to customer contracts recognized under completed contract accounting, as noted above.

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

Gross Profit

Gross profit increased from $99.0 million during the three months ended March 31, 2015 to $107.2 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $9.2 million.

Gross profit increased from $289.3 million during the nine months ended March 31, 2015 to $321.8 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $33.7 million.

Gross profit margin increased from 88.9% and 88.7% during the three and nine months ended March 31, 2015 to 89.9% and 89.7% during each of the corresponding periods of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections below.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Cost of subscription and software revenue	$5,266	$5,404	$(138)	-2.6%	15,475	15,813	$(338)	-2.1%
As a percent of revenue	4.4%	4.9%			4.3%	4.8%

Cost of subscription and software revenue was consistent for the three and nine months ended March 31, 2016 as compared to the corresponding periods of the prior fiscal year.

Subscription and software gross profit margin was 95.3% and 94.7% during the three months ended March 31, 2016 and 2015, respectively. Subscription and software gross profit margin was 95.4% and 94.7% during the nine months ended March 31, 2016 and 2015, respectively.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Cost of services and other revenue	$6,754	$6,905	$(151)	-2.2%	$21,405	$21,142	$263	1.2%
As a percent of revenue	5.7%	6.2%			6.0%	6.5%

Cost of services and other revenue includes the cost of providing professional services and training.

Cost of services and other revenue was consistent for the three and nine months ended March 31, 2016 as compared to the corresponding periods of the prior fiscal year.

Cost of services and other revenue during the nine months ended March 31, 2016 included the recognition of $0.6 million of costs related to customer contracts recognized under completed contract accounting, as noted above.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost of professional services revenue from year to year.

Gross profit margin on services and other revenue of 9.9% for the three months ended March 31, 2016 decreased from the 21.1% for the corresponding period of the prior fiscal year, primarily due to lower revenue of $1.3 million.

Gross profit margin on services and other revenue of 14.2% during the nine months ended March 31, 2016 decreased from 19.3% during the corresponding period of the prior fiscal year primarily due to lower revenue of $1.3 million.

Selling and Marketing Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
		(Dollars in Thousands)

Selling and marketing expense	$23,090	$23,160	$(70)	-0.3%	$66,704	$67,599	$(895)	-1.3%
As a percent of revenue	19.4%	20.8%			18.6%	20.7%

The period-over-period decrease of $0.1 million in selling and marketing expense during the three months ended March 31, 2016 was primarily attributable to a decrease in commissions of $1.9 million partially offset by an increase in stock-based compensation expense of $1.0 million and travel related costs $0.4 million.

The period-over-period decrease of $0.9 million in selling and marketing expense during the nine months ended March 31, 2016 was primarily attributable to a decrease in commissions of $3.8 million, partially offset by increases in stock-based compensation expenses of $1.3 million, overhead allocations of $1.0 million and travel related costs of $0.7 million.

Research and Development Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Research and development expense	$17,820	$20,323	$(2,503)	-12.3%	$50,398	$52,548	$(2,150)	-4.1%
As a percent of revenue	14.9%	18.3%			14.1%	16.1%

The period-over-period decrease of $2.5 million in research and development expense during the three months ended March 31, 2016 was primarily attributable to the acquisition of certain technology in the prior year for $3.3 million as part of projects to develop commercially available products, partially offset by an increase in compensation expense of $0.7 million.

The period-over-period decrease of $2.1 million in research and development expense during the nine months ended March 31, 2016 was primarily attributable to the acquisition of certain technology in the prior year for $3.3 million as part of projects to develop commercially available products, partially offset by an increase in compensation expense of $0.5 million and an increase in overhead allocations of $0.3 million.

General and Administrative Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

General and administrative expense	$15,606	$13,776	$1,830	13.3%	$42,273	$36,227	$6,046	16.7%
As a percent of revenue	13.1%	12.4%			11.8%	11.1%

The period-over-period increase of $1.8 million in general and administrative expense during the three months ended March 31, 2016 was primarily attributable to $4.2 million of expenses related to the Acquisition Bid costs, noted above, partially offset by decreases in litigation related costs of $1.4 million and consulting costs of $0.7 million.

The period-over-period increase of $6.0 million in general and administrative expense during the nine months ended March 31, 2016 was primarily attributable to $5.2 million of expenses related to the Acquisition Bid costs, noted above, an increase in compensation of $1.3 million, an increase of $0.5 million in recruiting costs and a benefit in the nine months ended March 31, 2015 of $0.9 million associated with collection of a business tax refund and receipt of $0.7 million for an award in connection with a certain legal action, partially offset by a net decrease in litigation related costs of $2.2 million and consulting costs of $1.1 million.

Interest Income

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Interest income	$90	$122	$(32)	-26.5%	$243	$389	$(146)	-37.6%
As a percent of revenue	0.1%	0.1%			0.1%	0.1%

The period-over-period decrease in interest income during the three and nine months ended March 31, 2016 was attributable to lower level of investment portfolio that resulted in a decrease in interest income from investments.

Interest Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Interest expense	$(330)	$(1)	$(329)	32869.0%	$(344)	$(8)	$(336)	4196.1%
As a percent of revenue	-0.3%	0.0%			-0.1%	0.0%

The period-over-period increase in interest expense during the three and nine months ended March 31, 2016 was comprised primarily of interest expense related to our Credit Agreement.

Other income (expense), net

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Other income (expense), net	$(2,686)	$414	$(3,100)	-748.8%	$(1,947)	$354	$(2,301)	-650.0%
As a percent of revenue	-2.3%	0.4%			-0.5%	0.1%

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.

During the three months ended March 31, 2016 and 2015, other income (expense), net was comprised of ($2.7) million, which included $(3.4) million of foreign exchange losses related to the Acquisition Bid noted above,  and $0.4 million of net currency gains (losses), respectively.

During the nine months ended March 31, 2016 and 2015, other income (expense), net was comprised of ($2.0) million, which included $(3.4) million of foreign exchange losses related to the Acquisition Bid noted above,  and $0.4 million of net currency gains (losses), respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)

Provision for income taxes	$14,584	$14,096	$488	3.5%	$53,736	$46,020	$7,716	16.8%
Effective tax rate	30.5%	33.4%			33.5%	34.4%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate decreased for the three and nine months ended March 31, 2016 compared to the same period in 2015 primarily due to a statutory reversal of a FIN 48 liability.

We recognized an income tax expense of $14.6 million and $53.7 million during the three and nine months ended March 31, 2016 compared to $14.1 million and $46.0 million during the corresponding periods of the prior fiscal year. The period-over-period increases of $0.5 million and $7.7 million were primarily attributable to higher U.S. pre-tax profit.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. During the three months ended March 31, 2016, in connection with the Acquisition Bid, we entered into a Credit Agreement for a principal amount of up to $250.0 million. As of March 31, 2016, our principal sources of liquidity consisted of $96.9 million in cash and cash equivalents and $9.0 million of marketable securities. As of March 31, 2015, our principal sources of liquidity consisted of $144.0 million in cash and cash equivalents and $81.0 million of marketable securities.

We believe our existing cash and cash equivalents and marketable securities, together with our cash flows from operating activities, will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Credit Agreement

On February 26, 2016, in conjunction with the Acquisition Bid, we entered into a Credit Agreement with various lenders, providing for a principal amount of up to $250.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again whole or in part without penalty. As of March 31, 2016, we had $140.0 million in outstanding borrowings under the Credit Agreement, which was utilized for the Acquisition Bid related escrow.

For a more detailed description of the Acquisition Bid and the Credit Agreement, see Note 4, Acquisition Bid, and  Note 9, Credit Agreement, to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $96.9 million and $121.3 million consist primarily of money market funds as of March 31, 2016 and 2015, respectively. Our investments in marketable securities of $9.0 million and $81.0 million as of March 31, 2016 and 2015 consist primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 2 months to 5 months and from less than 1 month to 17 months, respectively. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended
	March 31,
	2016	2015
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$108,895	$138,417
Investing activities	(204,632)	10,629
Financing activities	36,621	(202,863)
Effect of exchange rates on cash balances	(223)	(1,747)
(Decrease) increase in cash and cash equivalents	$(59,339)	$(55,564)

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

Cash from operating activities provided $108.9 million during the nine months ended March 31, 2016. This amount resulted from net income of $106.6 million, adjusted for non-cash items of $19.4 million and net uses of cash of $17.1 million related to changes in working capital.

Non-cash items consisted primarily of stock-based compensation expense of $12.3 million, depreciation and amortization expense of $4.5 million, net foreign currency losses of $1.4 million, and other net items of $1.2 million.

Cash used by working capital of $17.1 million was primarily attributable to cash outflows related to decreases in deferred revenue of $23.5 million and decreases in accounts payable, accrued expenses and other current liabilities of $5.6 million, partially offset by cash inflows related to decreases in accounts receivable of $8.5 million and decreases in prepaid expenses, prepaid income taxes, and other assets installments receivable of $3.4 million.

Cash flows related to deferred revenue vary due to the timing of invoicing, in particular the anniversary dates of annual installments associated with multi-year software license arrangements.

During the nine months ended March 31, 2016 and 2015, we recognized $1.9 million and $21.8 million of excess tax benefits in our unaudited consolidated balance sheets. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits reduced our income tax liabilities and increased our additional paid in capital by $1.9 million and $21.8 million during the nine months ended March 31, 2016 and 2015, respectively.  Excess tax benefits are considered a source of cash flows from financing activities.

Investing Activities

During the nine months ended March 31, 2016, we used $204.6 million of cash for investing activities. We used $255.1 million for acquisition related deposits and $2.5 million for capital expenditures, partially offset by sources of cash of $53.0 million resulting from the maturities of marketable securities.

Financing Activities

Cash from financing activities provided $36.6 million during the nine months ended March 31, 2016.  Sources of cash in the period included proceeds from our Credit Agreement of $140.0 million, $1.9 million in excess tax benefits from stock-based compensation and proceeds of $2.9 million from the exercise of employee stock options.  We used $103.1 million for repurchases of our common stock ($55.0 million, $1.8 million, and $46.3 million in the three months ended September 30, 2015, December 31, 2015, and March 31, 2016, respectively), $3.4 million for withholding taxes on vested and settled restricted stock units, and $1.6 million for the payment of debt issuance costs.

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

Standby letters of credit for $3.5 million as of March 31, 2016 secure our performance on professional services contracts, certain facility leases and potential liabilities. This is an increase from $2.2 million as of June 30, 2015. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended March 31, 2016 and 2015, 10.4% and 13.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2016 and 2015, 11.9% and 14.6% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2016 and 2015. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended March 31, 2016 and 2015, we recorded ($2.7) million, which included $(3.4) million of foreign exchange losses related to the Acquisition Bid costs (see Note 4, Acquisition Bid, to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q) and $0.4 million of net foreign currency exchange gains (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.3 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

During the nine months ended March 31, 2016 and 2015, we recorded ($2.0) million, which included $(3.4) million of foreign exchange losses related to the Acquisition Bid and $0.4 million of net foreign currency exchange gains (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $3.7 million and $4.1 million for the nine months ended March 31, 2016 and 2015, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than 2 months to 5 months as of March 31, 2016 and from less than 1 month to 17 months as of March 31, 2015, respectively. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at March 31, 2016 and 2015 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of less than $0.1 million and approximately $0.5 million in the fair value of our investment portfolio at March 31, 2016 and 2015, respectively, determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We maintain a revolving Credit Agreement that allows us to borrow up to $250.0 million. At March 31, 2016, we had $140.0 million in outstanding borrowings under our Credit Agreement. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2016, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 13, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

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

As of March 31, 2016, we operated in 31 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three months ended March 31, 2016 and 2015. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including

•                  unexpected changes in regulatory requirements, tariffs and other barriers, including, for example, sanctions or other regulatory restrictions imposed by the United States or foreign governments;

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

During the three months ended March 31, 2016 and 2015, 10.4% and 13.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2016 and 2015, 11.9% and 14.6% of  our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and nine months ended March 31, 2016 and 2015, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

We may be subject to significant expenses and damages because of product-related claims.

In the ordinary course of business, we are, from time to time, involved in product-related lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer’s expectations. In March 2014, a judgment issued in favor of the claimant customer against us in the amount of approximately €1.9 million plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  As of March 2016, the appellate court has determined that we must pay damages in the amount of approximately €1.7 million plus interest, with the possibility of additional damages to be determined by the appellate court.

The amount of damages cannot be predicted with certainty, and could materially adversely affect our results of operations, cash flows or financial position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2016 of shares of our common stock.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

January 1 to 31, 2016	—	$0.00	—
February 1 to 29, 2016	292,103	$33.08	292,103
March 1 to 31, 2016	1,154,644	$34.94	1,154,644
Total	1,446,747	$34.44	1,446,747	$196,292,626

(1)         On January 28, 2015, we publicly announced a share repurchase program for up to $450 million worth of our common stock. This share repurchase program replaced and terminated the prior program approved by the Board of Directors on April 23, 2014. On April 26, 2016, the Board of Directors approved a $400 million increase in the current share repurchase plan.

(2)         As of March 31, 2016, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 19,889,564 shares.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)   As of March 31, 2016, the remaining dollar value under the stock repurchase program approved on January 28, 2015 was $196.3 million, which was subsequently increased by $400 million.

Item 6.   Exhibits.

Incorporated by Reference

Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

2.1	Rule 2.7 Announcement, dated January 12, 2016		8-K	January 19, 2016	2.1

10.1	364-Day Bridge Credit Agreement, dated as of January 12, 2016, among Aspen Technology, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner		8-K	January 19, 2016	10.1

10.2	Credit Agreement, dated as of February 26, 2016, among Aspen Technology, Inc., as borrower, the lenders, co-documentation agents and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, and Silicon Valley Bank, as syndication agent, joint lead arranger and joint bookrunner		8-K	February 29, 2016	10.1

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

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

Aspen Technology, Inc.

Date: April 28, 2016	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

2.1	Rule 2.7 Announcement, dated January 12, 2016		8-K	January 19, 2016	2.1

10.1	364-Day Bridge Credit Agreement, dated as of January 12, 2016, among Aspen Technology, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner		8-K	January 19, 2016	10.1

10.2	Credit Agreement, dated as of February 26, 2016, among Aspen Technology, Inc., as borrower, the lenders, co-documentation agents and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, and Silicon Valley Bank, as syndication agent, joint lead arranger and joint bookrunner		8-K	February 29, 2016	10.1

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

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