Form 10-Q
period 2017-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2017-05-02
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of April 25, 2017, there were 74,495,970 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$111,717	$111,722	$338,077	$333,707
Services and other	7,560	7,495	21,184	24,957
Total revenue	119,277	119,217	359,261	358,664
Cost of revenue:
Subscription and software	5,521	5,266	15,766	15,475
Services and other	6,746	6,754	19,586	21,405
Total cost of revenue	12,267	12,020	35,352	36,880
Gross profit	107,010	107,197	323,909	321,784
Operating expenses:
Selling and marketing	22,269	23,090	66,123	66,704
Research and development	20,348	17,820	57,577	50,398
General and administrative	12,120	15,606	37,140	42,273
Total operating expenses	54,737	56,516	160,840	159,375
Income from operations	52,273	50,681	163,069	162,409
Interest income	176	90	665	243
Interest (expense)	(959)	(330)	(2,721)	(344)
Other (expense) income, net	(56)	(2,686)	1,287	(1,947)
Income before provision for income taxes	51,434	47,755	162,300	160,361
Provision for income taxes	15,600	14,584	54,455	53,736
Net income	$35,834	$33,171	$107,845	$106,625
Net income per common share:
Basic	$0.47	$0.40	$1.40	$1.28
Diluted	$0.47	$0.40	$1.39	$1.27
Weighted average shares outstanding:
Basic	75,676	83,081	77,221	83,425
Diluted	76,182	83,373	77,652	83,842

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net income	$35,834	$33,171	$107,845	$106,625
Other comprehensive gain (loss:)
Net unrealized gains (losses) on available for sale securities, net of tax effects of $(8) and $1 for the three and nine months ended March 31, 2017, and $(7) and $(11) for the three and nine months ended March 31, 2016	16	13	(1)	21
Foreign currency translation adjustments	86	(31)	(2,534)	(2,192)
Total other comprehensive gain (loss)	102	(18)	(2,535)	(2,171)
Comprehensive income	$35,936	$33,153	$105,310	$104,454

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	June 30, 2016
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$84,552	$318,336
Short-term marketable securities	17,137	3,006
Accounts receivable, net	35,192	20,476
Prepaid expenses and other current assets	9,655	13,948
Prepaid income taxes	516	5,557
Total current assets	147,052	361,323
Property, equipment and leasehold improvements, net	14,154	15,825
Computer software development costs, net	505	720
Goodwill	50,909	23,438
Intangible assets, net	21,223	5,000
Non-current deferred tax assets	8,868	12,236
Other non-current assets	1,241	1,196
Total assets	$243,952	$419,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,643	$3,559
Accrued expenses and other current liabilities	38,342	36,105
Income taxes payable	3,499	439
Borrowings under credit agreement	140,000	140,000
Current deferred revenue	240,791	252,520
Total current liabilities	427,275	432,623
Non-current deferred revenue	27,661	29,558
Other non-current liabilities	38,511	32,591
Commitments and contingencies (Note 16)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of March 31, 2017 and June 30, 2016 Issued and outstanding— none as of March 31, 2017 and June 30, 2016	—	—
Stockholders’ deficit:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 102,484,948 shares at March 31, 2017 and 102,031,960 shares at June 30, 2016 Outstanding— 74,661,804 shares at March 31, 2017 and 80,177,950 shares at June 30, 2016	10,249	10,203
Additional paid-in capital	679,471	659,287
Retained earnings (deficit)	102,168	(5,676)
Accumulated other comprehensive income	116	2,651
Treasury stock, at cost—27,823,144 shares of common stock at March 31, 2017 and 21,854,010 shares at June 30, 2016	(1,041,499)	(741,499)
Total stockholders’ deficit	(249,495)	(75,034)
Total liabilities and stockholders’ deficit	$243,952	$419,738

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$107,845	$106,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,993	4,519
Net foreign currency (gains) losses	(2,020)	1,421
Stock-based compensation	14,307	12,313
Deferred income taxes	1,169	695
Provision for bad debts	225	174
Tax benefits from stock-based compensation	2,344	1,878
Excess tax benefits from stock-based compensation	(2,344)	(1,878)
Other non-cash operating activities	430	257
Changes in assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	(14,944)	8,513
Prepaid expenses, prepaid income taxes, and other assets	3,648	3,446
Accounts payable, accrued expenses, income taxes payable and other liabilities	6,947	(5,583)
Deferred revenue	(13,562)	(23,485)
Net cash provided by operating activities	109,038	108,895
Cash flows from investing activities:
Purchases of marketable securities	(683,748)	—
Maturities of marketable securities	669,216	52,965
Purchases of property, equipment and leasehold improvements	(2,151)	(2,530)
Acquisition related deposits	—	(255,067)
Payments for business acquisitions, net of cash acquired	(36,171)	—
Payments for capitalized computer software costs	(126)	—
Net cash used in investing activities	(52,980)	(204,632)
Cash flows from financing activities:
Exercises of stock options	7,892	2,862
Repurchases of common stock	(295,642)	(103,128)
Payments of tax withholding obligations related to restricted stock	(4,346)	(3,404)
Excess tax benefits from stock-based compensation	2,344	1,878
Proceeds from credit agreement	—	140,000
Payments of credit agreement issuance costs	—	(1,587)
Net cash (used in) provided by financing activities	(289,752)	36,621
Effect of exchange rate changes on cash and cash equivalents	(90)	(223)
Decrease in cash and cash equivalents	(233,784)	(59,339)
Cash and cash equivalents, beginning of period	318,336	156,249
Cash and cash equivalents, end of period	$84,552	$96,910
Supplemental disclosure of cash flow information:
Income taxes paid, net	$41,742	$51,612
Interest paid	2,499	344
Supplemental disclosure of non-cash investing and financing activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$111	$(874)
Change in common stock repurchases included in accrued expenses	4,358	1,938

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2016, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There were no material changes to our significant accounting policies during the three and nine months ended March 31, 2017.

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
We cannot assert that the fees under our aspenONE licensing model and point product arrangements with Premier Plus SMS are fixed or determinable because of the rights provided to customers, economics of the arrangements, and because we do not have an established history of our arrangements going to term end date without providing concessions to customers. As a result, the amount of revenue recognized for these arrangements is limited by the amount of customer payments that become due.
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

Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2017 and June 30, 2016, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

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

(e)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency (losses) gains were $(0.1) million and $1.3 million during the three and nine months ended March 31, 2017 and $(2.7) million and $(2.0) million during the three and nine months ended and March 31, 2016, respectively.

(f)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
We acquired technology for $0.4 million and $0.3 million during the nine months ended March 31, 2017 and March 31, 2016, respectively. We acquired no technology during the three months ended March 31, 2017 and March 31, 2016, respectively. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.

(g)          Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We will adopt ASU No. 2014-09 during the first quarter of fiscal 2019. Based on our preliminary assessment, the adoption of ASU No. 2014-09 will impact the timing of a portion of the revenue recognized from our term contracts. We are continuing to evaluate the impact of ASU No. 2014-09 on our consolidated financial statements and implementing accounting system changes related to the adoption.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The amendment changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2017-01 on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350) - Simplifying the Test for Goodwill Impairment. The amendment eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2017-04 on our consolidated financial statements.

3.  Marketable Securities

The following table summarizes the fair value, the amortized cost and unrealized holding gains (losses) on our marketable securities as of March 31, 2017 and June 30, 2016:

	Fair Value	Cost	Unrealized Gains	Unrealized Losses
	(Dollars in Thousands)
March 31, 2017:
U.S. corporate bonds	$17,137	$17,139	$—	$(2)
Total short-term marketable securities	$17,137	$17,139	$—	$(2)

June 30, 2016:
U.S. corporate bonds	$3,006	$3,006	$—	$—
Total short-term marketable securities	$3,006	$3,006	$—	$—
Our marketable securities were classified as available-for-sale and reported at fair value on the unaudited consolidated balance sheets. Net unrealized gains (losses) were reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains (losses) on investments were recognized in earnings as incurred. Our investments consisted primarily of investment grade fixed income corporate debt securities with maturity dates ranging from April 2017 through May 2017 as of March 31, 2017 and August 2016 as of June 30, 2016.

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

Cash equivalents of $62.3 million and $286.2 million as of March 31, 2017 and June 30, 2016, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Marketable securities of $17.1 million and $3.0 million as of March 31, 2017 and June 30, 2016, respectively, were reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that were directly or indirectly observable, or “Level 2 inputs.”

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

5.  Accounts Receivable

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of March 31, 2017 and June 30, 2016:

	Gross	Allowance	Net
	(Dollars in Thousands)
March 31, 2017:
Accounts receivable	$36,428	$(1,236)	$35,192
	$36,428	$(1,236)	$35,192

June 30, 2016:
Accounts receivable	$22,080	$(1,604)	$20,476
	$22,080	$(1,604)	$20,476

As of March 31, 2017, we had one customer receivable balance that individually represented approximately 11% of our total receivables.

6.  Property and Equipment

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2017	June 30, 2016
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$9,689	$10,387
Purchased software	23,930	23,705
Furniture & fixtures	6,874	6,712
Leasehold improvements	12,033	12,523
Accumulated depreciation	(38,372)	(37,502)
Property, equipment and leasehold improvements, net	$14,154	$15,825

During the nine months ended March 31, 2017, we wrote off fully depreciated property, equipment and leasehold improvements that were no longer in use with a total gross book value of $2.2 million.

7. Acquisitions
Mtelligence Corporation
On October 26, 2016, we completed the acquisition of all the outstanding shares of Mtelligence Corporation (“Mtell”), a provider of predictive and prescriptive maintenance software and related services used to optimize asset performance, for total cash consideration of $37.4 million. The purchase price consisted of $31.9 million of cash paid at closing and an additional $5.5 million to be held back until April 2018 as security for certain representations, warranties, and obligations of the sellers. The holdback was recorded at its fair value as of the acquisition date of $5.3 million, and is recorded in other non-current liabilities in our consolidated balance sheet.

A preliminary allocation of the purchase price is as follows. The valuation of the net assets acquired and the deferred tax liabilities are considered preliminary as of March 31, 2017.

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$779
Identifiable intangible assets:
Developed technology	11,385
Customer relationships	679
Non-compete agreements	553

Goodwill	25,888
Deferred tax liabilities, net	(2,099)
Total assets acquired	$37,185
We used the income approach to determine the values of the identifiable intangible assets. The weighted-average discount rate (or rate of return) used to determine the value of the Mtell intangible assets was 19% and the effective tax rate used was 34%.  The values of the developed technology, customer relationships and non-compete agreements are being amortized on a straight-line basis, except technology, which is being amortized on a proportional use basis, over their estimated useful lives of 12 years, 6 years and 3 years, respectively.
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

In April 2017, we acquired certain technology for total cash consideration of $1.9 million. The purchase price consisted of $1.4 million of cash paid at closing and up to an additional $0.5 million to be paid in April 2018.
Fidelis Group, LLC
In June 2016, we completed the acquisition of all the outstanding shares of Fidelis Group, LLC ("Fidelis"), a provider of asset reliability software used to predict and optimize asset performance. The purchase price consisted of $8.0 million of cash paid at closing and up to an additional $2.0 million to be paid in December 2017.

An allocation of the purchase price is as follows, including adjustments identified subsequent to the acquisition date.

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$49
Identifiable intangible assets:
Developed technology	1,272
Customer relationships	753
In-process research and development	3,097

Goodwill	6,722
Deferred tax liabilities, net	(1,893)
Total assets acquired	$10,000

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
Intangible assets consisted of the following as of March 31, 2017 and June 30, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
March 31, 2017:
Technology and patents	$19,253	$(2,917)	$16,336
In process research & development	3,097	—	3,097
Customer relationships	1,432	(118)	1,314
Non-compete agreements	553	(77)	476
Total	$24,335	$(3,112)	$21,223
June 30, 2016:
Technology and patents	$3,696	$(2,596)	$1,100
In process research & development	3,200	—	3,200
Customer relationships	700	—	700
Total	$7,596	$(2,596)	$5,000
Total amortization expense related to intangible assets is included in operating expenses and amounted to approximately $0.4 million and $0.5 million for the three and nine months ended March 31, 2017 and $0.1 million for the three and nine months ended March 31, 2016, respectively. Amortization expense is expected to be approximately $1.0 million in fiscal 2017, $2.1 million in fiscal 2018, $2.1 million in fiscal 2019, $2.1 million in fiscal 2020, $2.2 million in fiscal 2021, and $12.2 million thereafter.

9. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the nine months ended March 31, 2017 was as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2016:	$89,007	$(65,569)	$—	$23,438
Goodwill from Mtell acquisition	28,160	—	—	28,160
Goodwill from technology acquisition	2,000	—	—	2,000
Subsequent Fidelis goodwill adjustment	(62)	—	—	(62)
Subsequent Mtell goodwill adjustment	(2,272)	—	—	(2,272)
Foreign currency translation and other	—	—	(355)	(355)
March 31, 2017:	$116,833	$(65,569)	$(355)	$50,909

During the three months ended March 31, 2017, we recorded a goodwill adjustment of approximately $2.3 million to increase the value of the deferred tax assets acquired through our acquisition of Mtell. No triggering events indicating goodwill impairment occurred during the nine months ended March 31, 2017.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2017	June 30, 2016
	(Dollars in Thousands)
Royalties and outside commissions	$2,760	$2,640
Payroll and payroll-related	14,284	17,809
Professional fees	2,140	1,696
Deferred acquisition payments	2,675	584
Other	16,483	13,376
Total accrued expenses and other current liabilities	$38,342	$36,105

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2017	June 30, 2016
	(Dollars in Thousands)
Deferred rent	$6,758	$6,361
Uncertain tax positions	21,760	23,535
Deferred acquisition payments	5,316	2,000
Other	4,677	695
Total other non-current liabilities	$38,511	$32,591

11.  Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. As of March 31, 2017 and June 30, 2016, we had $140.0 million in outstanding borrowings under the Credit Agreement. Debt issuance costs related to the Credit Agreement were recorded in prepaid expenses and other current assets in our consolidated balance sheet, and are amortized over the life of the agreement term.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rate as of March 31, 2017 was 2.49%.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. As of March 31, 2017 we were in compliance with these covenants.

12.  Stock-Based Compensation

The weighted average estimated fair value of option awards granted was $13.70 and $12.96 during the three and nine months ended March 31, 2017 and $10.47 and $13.19 during the three and nine months ended March 31, 2016, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended March 31,
	2017	2016
Risk-free interest rate	1.1%	1.4%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.7
Expected volatility factor	31.4%	34.1%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$363	$343	$1,106	$1,049
Selling and marketing	972	1,797	2,937	3,547
Research and development	1,618	871	4,177	2,543
General and administrative	1,724	1,367	6,087	5,174
Total stock-based compensation	$4,677	$4,378	$14,307	$12,313

A summary of stock option and RSU activity under all equity plans for the three and nine months ended March 31, 2017 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	1,314,142	$32.47	7.23	$12,340	493,332	$41.06
Granted	459,785	45.54			511,777	45.98
Settled (RSUs)	—				(239,909)	41.67
Exercised	(295,059)	26.99			—
Cancelled / Forfeited	(46,024)	39.58			(39,191)	42.40
Outstanding at March 31, 2017	1,432,844	$37.57	7.59	$30,597	726,009	$44.25
Vested and exercisable at March 31, 2017	777,059	$32.29	6.53	$20,695	—
Vested and expected to vest as of March 31, 2017	1,369,672	$37.25	7.53	$29,686	655,472	$44.16

The weighted average grant-date fair value of RSUs granted was $54.95 and $45.98 during the three and nine months ended March 31, 2017 and $31.97 and $41.91 during the three and nine months ended March 31, 2016, respectively.  The total fair value of shares vested from RSU grants was $4.5 million and $12.8 million during the three and nine months ended March 31, 2017 and $3.6 million and $9.8 million during the three and nine months ended March 31, 2016, respectively.

At March 31, 2017, the total future unrecognized compensation cost related to stock options was $7.5 million and is expected to be recorded over a weighted average period of 2.7 years.  At March 31, 2017, the total future unrecognized compensation cost related to RSUs was $28.2 million and is expected to be recorded over a weighted average period of 2.7 years.

The total intrinsic value of options exercised was $2.9 million and $6.9 million during the three and nine months ended March 31, 2017 and $0.3 million and $2.6 million during the three and nine months ended March 31, 2016, respectively. We received cash proceeds from option exercises of $7.9 million and $2.9 million during the nine months ended March 31, 2017 and 2016, respectively. We withheld withholding taxes on vested RSUs of $4.4 million and $3.4 million during the nine months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, common stock reserved for future issuance or settlement under equity compensation plans was 10.8 million shares.

13.  Stockholders’ Deficit

Stock Repurchases

On January 22, 2015, our Board of Directors approved a share repurchase program for up to $450.0 million worth of our common stock. On April 26, 2016, the Board of Directors approved a $400.0 million increase in the share repurchase plan. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

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

During the three and nine months ended March 31, 2017, we repurchased in the open market 1,736,330 and 3,862,425 shares of our common stock for $100.0 million and $200.0 million, respectively. Additionally, during the nine months ended March 31, 2017, we repurchased 2,106,709 shares of our common stock for $100.0 million as part of the ASR Program.

As of March 31, 2017, the total remaining value under the share repurchase program approved on January 22, 2015 and amended on April 26, 2016 was approximately $221.3 million.

Accumulated Other Comprehensive Income

As of March 31, 2017, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $0.1 million and net unrealized losses on available for sale securities of less than $0.1 million.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$35,834	$33,171	$107,845	$106,625

Weighted average shares outstanding	75,676	83,081	77,221	83,425

Dilutive impact from:
Share-based payment awards	506	292	431	417
Dilutive weighted average shares outstanding	76,182	83,373	77,652	83,842

Income per share
Basic	$0.47	$0.40	$1.40	$1.28
Dilutive	$0.47	$0.40	$1.39	$1.27

For the three and nine months ended March 31, 2017 and 2016, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, during the nine months ended March 31, 2017, options to purchase 5,173 shares of our common stock were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $52.14 per share to $54.95 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of March 31, 2017 and expire at various dates through February 6, 2027.

The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Shares in Thousands)
Employee equity awards	43	1,250	722	1,092

15.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate for the three and nine months ended March 31, 2017 was 30.4% and 33.5%, respectively, as compared to 30.5% and 33.5% for the corresponding periods of the prior fiscal year. Our effective tax rate changed slightly for the three and nine months ended March 31, 2017 compared to the same periods in 2016 due to discrete items.  During the three and nine months ended March 31, 2017 and 2016, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly a U.S. domestic production activity deduction and tax credits for research expenditures, slightly offset by non-deductible stock-based compensation expense.

We use the “with and without” ordering approach to calculate our tax provision when necessary.  This methodology requires us to utilize all other tax attributes before recognizing excess tax benefits. Excess tax benefits are generated when the deductible value of stock-based compensation for income tax purposes exceeds the value recognized for financial statement purposes. Excess tax benefits are not included as a component of deferred tax assets. When realized, excess tax benefits reduce income taxes payable and increase additional paid in capital. In our unaudited consolidated statements of cash flows, the excess tax benefits of $2.3 million and $1.9 million were reported as sources of cash flows from financing activities with offsetting reductions to cash flows from operating activities during the nine months ended March 31, 2017 and 2016, respectively.

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

16. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.1 million and $6.3 million during the three and nine months ended March 31, 2017 and $2.0 million and $6.1 million during the three and nine months ended March 31, 2016, respectively.

Standby letters of credit for $2.8 million as of March 31, 2017 secure our performance on professional services contracts, certain facility leases and potential liabilities. This is a decrease from $3.5 million as of June 30, 2016. The letters of credit expire at various dates through fiscal 2018.

Legal Matters

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer's expectations. In March 2014, a judgment was issued by the trial court against us in the amount of approximately 1.9 million Euro (“€”) plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  In March 2016, the appellate court determined that we are liable for damages in the amount of approximately €1.7 million plus interest, with the possibility of additional damages to be determined in further proceedings by the appellate court. As of March 31, 2017, there has been no change to the appellate court’s determination.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of March 31, 2017 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at March 31, 2017, and are not material to our financial position for the period then ended. As of March 31, 2017, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys' fees and costs, diversion of management resources and other factors.

17.  Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. Our chief operating decision maker is our President and Chief Executive Officer.

The subscription and software segment is engaged in the licensing of process optimization and asset performance management software solutions and associated support services. The services segment includes professional services and training. We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to present assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2017
Segment revenue	$111,717	$7,560	$119,277
Segment expenses (1)	(48,138)	(6,746)	(54,884)
Segment profit	$63,579	$814	$64,393
Three Months Ended March 31, 2016
Segment revenue	$111,722	$7,495	$119,217
Segment expenses (1)	(46,176)	(6,754)	(52,930)
Segment profit	$65,546	$741	$66,287

Nine Months Ended March 31, 2017
Segment revenue	$338,077	$21,184	$359,261
Segment expenses (1)	(139,466)	(19,586)	(159,052)
Segment profit	$198,611	$1,598	$200,209

Nine Months Ended March 31, 2016
Segment revenue	$333,707	$24,957	$358,664
Segment expenses (1)	(132,577)	(21,405)	(153,982)
Segment profit	$201,130	$3,552	$204,682

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

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in Thousands)

Total segment profit for reportable segments	$64,393	$66,287	$200,209	$204,682
General and administrative	(12,120)	(15,606)	(37,140)	(42,273)
Other (expense) income, net	(56)	(2,686)	1,287	(1,947)
Interest (expense) income, net	(783)	(240)	(2,056)	(101)
Income before income taxes	$51,434	$47,755	$162,300	$160,361

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited consolidated financial statements and related and notes thereto contained in this report.  In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read “Item 1A. Risk Factors” of Part II for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Our fiscal year ends on June 30th, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2017” refers to the year ending on June 30, 2017).

Business Overview
AspenTech is a leading global supplier of software solutions that optimize asset design, operation and maintenance lifecycles in complex, industrial environments. AspenTech combines decades of process modeling expertise with big data machine-learning. Our purpose-built software platform automates knowledge work, and customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing unplanned downtime, enhancing capital efficiency, and decreasing working capital requirements over the entire asset lifecycle.
Our software incorporates our proprietary mathematical and empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for process and capital-intensive industries for over 35 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. We are a recognized market and technology leader in providing process optimization and asset performance management software solutions for each of these business areas.
We have established sustainable competitive advantages based on the following strengths:
•Innovative products that can enhance our customers' profitability and productivity;
•Long-term customer relationships;
•Large installed base of users of our software; and
•Long-term license contracts.
We have approximately 2,100 customers globally. Our customers consist of companies engaged in process and capital-intensive industries such as energy, chemicals, engineering and construction, as well as transportation, power, metals and mining, pulp and paper, pharmaceuticals, consumer packaged goods, and biofuels.
Business Segments
We have two operating and reportable segments: i) subscription and software and ii) services. The subscription and software segment is engaged in the licensing of process optimization and asset performance management software solutions and associated support services. The services segment includes professional services and training.
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
Interest Expense.  During the three and nine months ended March 31, 2017, interest expense is primarily related to our Credit Agreement. During the three and nine months ended March 31, 2016, interest expense was comprised of miscellaneous interest charges.

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

We estimate that annual spend grew by approximately 0.3% during the third quarter of fiscal 2017, from $450.1 million at December 31, 2016 to $451.5 million at March 31, 2017, and by approximately 2.3% during the first nine months of fiscal 2017, from $441.4 million at June 30, 2016.

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

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Nine Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
Net cash provided by operating activities	$109,038	$108,895
Purchases of property, equipment, and leasehold improvements	(2,151)	(2,530)
Capitalized computer software development costs	(126)	—
Excess tax benefits from stock-based compensation	2,344	1,878
Non-capitalized acquired technology	846	1,250
Litigation related payments	—	2,080
Acquisition related fee payments	448	6,068
Free cash flows (non-GAAP)	$110,399	$117,641

Total free cash flow on a non-GAAP basis decreased by $7.2 million during the nine months ended March 31, 2017 as compared to the same period of the prior fiscal year primarily due to changes in working capital.

Excess tax benefits are related to stock-based compensation tax deductions in excess of book compensation expense and reduce our income taxes payable. We have included the impact of excess tax benefits in free cash flow to be consistent with the treatment of other tax activity.

In the nine months ended March 31, 2017 and March 31, 2016, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the payment for the acquired technology from free cash flow to be consistent with transactions where the acquired technology assets were capitalized.

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

The following table presents our operating income, as adjusted for stock-based compensation expense, non-capitalized acquired technology, amortization of intangibles, and acquisition related expenses, for the indicated periods:

	Three Months Ended March 31,		2017 Compared to 2016		Nine Months Ended March 31,		2017 Compared to 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
GAAP income from operations	$52,273	$50,681	$1,592	3.1%	$163,069	$162,409	$660	0.4%
Plus:
Stock-based compensation	4,677	4,378	299	6.8%	14,307	12,313	1,994	16.2%
Non-capitalized acquired technology	—	—	—	—%	350	250	100	40.0%
Amortization of intangibles	405	14	391	2,792.9%	516	147	369	251.0%
Acquisition related fees	31	4,187	(4,156)	(99.3)%	493	5,213	(4,720)	(90.5)%
Non-GAAP income from operations	$57,386	$59,260	$(1,874)	(3.2)%	$178,735	$180,332	$(1,597)	(0.9)%

In the nine months ended March 31, 2017 and March 31, 2016, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from non-GAAP operating income to be consistent with transactions where the acquired assets were capitalized.

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

There were no significant changes to our critical accounting policies and estimates during the three and nine months ended March 31, 2017.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2017

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2017:

	Three Months Ended March 31,		Increase / (Decrease) Change	Nine Months Ended March 31,		Increase / (Decrease) Change
	2017	2016	%	2017	2016	%
	(Dollars in Thousands)
Revenue:
Subscription and software	$111,717	$111,722	—%	$338,077	$333,707	1.3%
Services and other	7,560	7,495	0.9%	21,184	24,957	(15.1)%
Total revenue	119,277	119,217	0.1%	359,261	358,664	0.2%
Cost of revenue:
Subscription and software	5,521	5,266	4.8%	15,766	15,475	1.9%
Services and other	6,746	6,754	(0.1)%	19,586	21,405	(8.5)%
Total cost of revenue	12,267	12,020	2.1%	35,352	36,880	(4.1)%
Gross profit	107,010	107,197	(0.2)%	323,909	321,784	0.7%
Operating expenses:
Selling and marketing	22,269	23,090	(3.6)%	66,123	66,704	(0.9)%
Research and development	20,348	17,820	14.2%	57,577	50,398	14.2%
General and administrative	12,120	15,606	(22.3)%	37,140	42,273	(12.1)%
Total operating expenses, net	54,737	56,516	(3.1)%	160,840	159,375	0.9%
Income from operations	52,273	50,681	3.1%	163,069	162,409	0.4%
Interest income	176	90	95.6%	665	243	173.7%
Interest (expense)	(959)	(330)	190.6%	(2,721)	(344)	691.0%
Other (expense) income, net	(56)	(2,686)	97.9%	1,287	(1,947)	166.1%
Income before provision for income taxes	51,434	47,755	7.7%	162,300	160,361	1.2%
Provision for income taxes	15,600	14,584	7.0%	54,455	53,736	1.3%
Net income	$35,834	$33,171	8.0%	$107,845	$106,625	1.1%

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three and nine months ended March 31, 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(% of Revenue)
Revenue:
Subscription and software	93.7%	93.7%	94.1%	93.0%
Services and other	6.3	6.3	5.9	7.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.6	4.4	4.4	4.3
Services and other	5.7	5.7	5.5	6.0
Total cost of revenue	10.3	10.1	9.8	10.3
Gross profit	89.7	89.9	90.2	89.7
Operating expenses:
Selling and marketing	18.7	19.4	18.4	18.6
Research and development	17.1	14.9	16.0	14.1
General and administrative	10.2	13.1	10.3	11.8
Total operating expenses, net	45.9	47.4	44.8	44.4
Income from operations	43.8	42.5	45.4	45.3
Interest income	0.1	0.1	0.2	0.1
Interest (expense)	(0.8)	(0.3)	(0.8)	(0.1)
Other (expense) income, net	—	(2.3)	0.4	(0.5)
Income before provision for income taxes	43.1	40.1	45.2	44.7
Provision for income taxes	13.1	12.2	15.2	15.0
Net income	30.0%	27.8%	30.0%	29.7%

Revenue

Total revenue increased by $0.1 million and $0.6 million during the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of the prior fiscal year. The increase of $0.1 million for the three months ended March 31, 2017 was comprised of an increase in services and other revenue of $0.1 million as compared to the corresponding period of the prior fiscal year. The increase of $0.6 million for the nine months ended March 31, 2017 was comprised of an increase in subscription and software revenue of $4.4 million, partially offset by a decrease in services and other revenue of $3.8 million, as compared to the corresponding periods of the prior fiscal year.

During the three and nine months ended March 31, 2016, we recognized revenue of $3.2 million and $6.1 million related to the completion of customer arrangements recognized under completed contract accounting. No such events occurred during the three and nine months ended March 31, 2017. Excluding the revenue recognized for these arrangements, total revenue would have increased by $3.3 million and $6.7 million during the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of the prior fiscal year.

Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Subscription and software revenue	$111,717	$111,722	$(5)	—%	$338,077	$333,707	$4,370	1.3%
As a percent of revenue	93.7%	93.7%			94.1%	93.0%

Subscription and software revenue was consistent during the three months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year, and increased by $4.4 million during the nine months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year. During the three and nine months ended March 31, 2016, we recognized subscription and software revenue of $3.1 million and $5.1 million related to the completion of customer arrangements recognized under completed contract accounting, as noted above. No such events occurred during the nine months ended March 31, 2017. Excluding the revenue recognized for these arrangements, subscription and software revenue would have increased by $3.1 million and $9.5 million during the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of the prior fiscal year.

The increase in subscription and software revenue during the nine months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year was primarily the result of the growth of our base of license arrangements being recognized on a ratable basis.

We expect subscription and software revenue to continue to increase as a result of: (i) having a larger base of license arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Services and other revenue	$7,560	$7,495	$65	0.9%	$21,184	$24,957	$(3,773)	(15.1)%
As a percent of revenue	6.3%	6.3%			5.9%	7.0%

Services and other revenue increased by $0.1 million during the three months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year, and decreased by $3.8 million during the nine months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year.

Services and other revenue for the three and nine months ended March 31, 2016 included recognition of $0.1 million and $1.0 million of revenue related to customer contracts recognized under completed contract accounting, as noted above. No such events occurred during the nine months ended March 31, 2017. Excluding the revenue recognized for these arrangements, services and other revenue would have increased by $0.2 million and would have decreased by $2.8 million during the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of the prior fiscal year. The decrease in services and other revenue during the nine months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year was primarily attributable to the timing and lower levels of activity of professional service arrangements.

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

Gross Profit

Gross profit remained consistent at $107.0 million and $107.2 million during the three months ended March 31, 2017 and 2016, respectively.

Gross profit increased from $321.8 million million during the nine months ended March 31, 2016 to $323.9 million during the corresponding period of the current fiscal year. The period-over-period increase in gross profit was primarily attributable to the growth of our subscription and software revenue of $4.4 million.

Gross profit margin decreased from 89.9% during the three months ended March 31, 2016 to 89.7% during the corresponding period of the current fiscal year. Gross profit margin increased from 89.7% during the nine months ended March 31, 2016 to 90.2% during the corresponding period of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections below.

Expenses

Cost of Subscription and Software Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Cost of subscription and software revenue	$5,521	$5,266	$255	4.8%	$15,766	$15,475	$291	1.9%
As a percent of revenue	4.6%	4.4%			4.4%	4.3%

Cost of subscription and software revenue was consistent for the three and nine months ended March 31, 2017 as compared to the corresponding periods of the prior fiscal year.

Subscription and software gross profit margin was consistent at 95.1% and 95.3% during the three months ended March 31, 2017 and 2016, respectively. Subscription and software gross profit margin was consistent at 95.3% and 95.4% during the nine months ended March 31, 2017 and 2016, respectively.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$6,746	$6,754	$(8)	(0.1)%	$19,586	$21,405	$(1,819)	(8.5)%
As a percent of revenue	5.7%	5.7%			5.5%	6.0%

Cost of services and other revenue was consistent for the three months ended March 31, 2017 as compared to the corresponding period of the prior fiscal year. The period-over-period decrease in cost of services and other revenue of $1.8 million during the nine months ended March 31, 2017 was primarily attributable to the timing of professional service arrangements and cost of revenue for projects accounted for under the completed contract method.

Cost of services and other revenue during the nine months ended March 31, 2016 included the recognition of $0.6 million of costs related to customer contracts recognized under completed contract accounting, as noted above. No such events occurred during the nine months ended March 31, 2017.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year.

Gross profit margin on services and other revenue of 10.8% for the three months ended March 31, 2017 increased from the 9.9% for the corresponding period of the prior fiscal year, primarily due to higher revenue of $0.1 million.

Gross profit margin on services and other revenue of 7.5% for the nine months ended March 31, 2017 decreased from the 14.2% for the corresponding period of the prior fiscal year, primarily due to lower revenue of $3.8 million.

Selling and Marketing Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Selling and marketing expense	$22,269	$23,090	$(821)	(3.6)%	$66,123	$66,704	$(581)	(0.9)%
As a percent of revenue	18.7%	19.4%			18.4%	18.6%

The period-over-period decrease of $0.8 million in selling and marketing expense during the three months ended March 31, 2017 was primarily attributable to lower sales conference related costs of $1.2 million and lower stock-based compensation of $0.8 million, partially offset by higher commissions of $0.8 million and higher professional services fees of $0.4 million.

The period-over-period decrease of $0.6 million in selling and marketing expense during the nine months ended March 31, 2017 was primarily attributable to lower sales conference related costs of $1.5 million due to the holding of one sales conference in the current fiscal year compared to two sales conferences in the prior fiscal year, partially offset by higher commissions of $0.9 million.

Research and Development Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Research and development expense	$20,348	$17,820	$2,528	14.2%	$57,577	$50,398	$7,179	14.2%
As a percent of revenue	17.1%	14.9%			16.0%	14.1%

The period-over-period increase of $2.5 million in research and development expense during the three months ended March 31, 2017 was primarily attributable to higher compensation costs of $0.9 million related to an increase in headcount, higher stock-based compensation of $0.7 million, higher overhead allocations of $0.5 million, and higher professional services fees of $0.3 million.

The period-over-period increase of $7.2 million in research and development expense during the nine months ended March 31, 2017 was primarily attributable to higher compensation costs of $2.7 million related to an increase in headcount, higher overhead allocations of $1.9 million, higher stock-based compensation of $1.6 million, and higher professional services fees of $0.7 million.
In the nine months ended March 31, 2017 and March 31, 2016, we acquired technology for $0.4 million and $0.3 million, respectively. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.
General and Administrative Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
General and administrative expense	$12,120	$15,606	$(3,486)	(22.3)%	$37,140	$42,273	$(5,133)	(12.1)%
As a percent of revenue	10.2%	13.1%			10.3%	11.8%

The period-over-period decrease of $3.5 million in general and administrative expense during the three months ended March 31, 2017 was primarily attributable to lower acquisition costs of $4.1 million and lower overhead allocations of $0.7 million, partially offset by higher professional services fees of $0.9 million and higher stock-based compensation of $0.4 million.

The period-over-period decrease of $5.1 million in general and administrative expense during the nine months ended March 31, 2017 was primarily attributable to lower acquisition costs of $4.7 million and lower overhead allocations of $2.9 million, partially offset by higher professional services fees of $1.4 million, which were primarily related to our assessment and implementation of ASU No. 2014-09 Revenue from Contracts with Customers, as well as higher hardware, software, and telecommunications costs of $1.3 million.

Interest Income

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Interest income	$176	$90	$86	95.6%	$665	$243	$422	173.7%
As a percent of revenue	0.1%	0.1%			0.2%	0.1%

The period-over-period increase of $0.1 million and $0.4 million in interest income during the three and nine months ended March 31, 2017, respectively, was attributable to a higher level of interest income from investments.

Interest Expense

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Interest expense	$(959)	$(330)	$(629)	190.6%	$(2,721)	$(344)	$(2,377)	691.0%
As a percent of revenue	(0.8)%	(0.3)%			(0.8)%	(0.1)%

The period-over-period increase of $0.6 million and $2.4 million in interest expense during the three and nine months ended March 31, 2017, respectively, was attributable to interest expense related to our outstanding borrowings, which we entered into in February 2016, as described in the "Liquidity and Capital Resources" section below.

Other (Expense) Income, net

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Other (expense) income, net	$(56)	$(2,686)	$2,630	97.9%	$1,287	$(1,947)	$3,234	166.1%
As a percent of revenue	—%	(2.3)%			0.4%	(0.5)%

During the three months ended March 31, 2017 and 2016, other (expense) income, net was comprised of $(0.1) million and $(2.7) million of currency losses, respectively.

During the nine months ended March 31, 2017 and 2016, other (expense) income, net was comprised of $1.3 million of currency gains and $(2.0) million of currency losses, respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Period-to-Period Change		Nine Months Ended March 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Provision for income taxes	$15,600	$14,584	$1,016	7.0%	$54,455	$53,736	$719	1.3%
Effective tax rate	30.4%	30.5%			33.5%	33.5%		0

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate remained consistent at 30.4% for the three months ended March 31, 2017 compared to the corresponding period of the prior fiscal year.

Our effective tax rate remained consistent at 33.5% for the nine months ended March 31, 2017 compared to the corresponding period of the prior fiscal year.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of March 31, 2017, our principal capital resources consisted of $84.6 million in cash and cash equivalents and $17.1 million of marketable securities.

We believe our existing cash and cash equivalents and marketable securities, together with our cash flows from operating activities, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to raise additional funds if we decide to make one or more acquisitions of businesses, technologies or products. If additional funding for such purpose is required beyond existing resources and our Credit Agreement described below, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with various lenders. The Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again whole or in part without penalty. As of March 31, 2017, we had $140.0 million in outstanding borrowings under the Credit Agreement.

For a more detailed description of the Credit Agreement, see Note 11, Credit Agreement, to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $62.3 million consisted primarily of money market funds as of March 31, 2017. Our investments in marketable securities of $17.1 million as of March 31, 2017 consisted primarily of investment grade fixed income corporate debt securities with maturities ranging from less than 1 month to 2 months. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$109,038	$108,895
Investing activities	(52,980)	(204,632)
Financing activities	(289,752)	36,621
Effect of exchange rates on cash balances	(90)	(223)
Decrease in cash and cash equivalents	$(233,784)	$(59,339)

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

Cash from operating activities provided $109.0 million during the nine months ended March 31, 2017. This amount resulted from net income of $107.8 million, adjusted for non-cash items of $19.1 million and net uses of cash of $17.9 million related to changes in working capital.

Non-cash items during the nine months ended March 31, 2017 consisted primarily of stock-based compensation expense of $14.3 million, depreciation and amortization expense of $5.0 million, deferred income taxes of $1.2 million and other net items of $0.7 million, partially offset by net foreign currency gains of $2.0 million.

Cash used by working capital of $17.9 million during the nine months ended March 31, 2017 was primarily attributable to cash outflows related to decreases in deferred revenue of $13.6 million (cash flows related to deferred revenue vary due to the timing of invoicing, in particular the anniversary dates of annual installments associated with multi-year software license arrangements) and increases in accounts receivable of $14.9 million, partially offset by increases in accounts payable, accrued expenses and other current liabilities of $6.9 million and decreases in prepaid expenses, prepaid income taxes, and other assets of $3.6 million.

Investing Activities

During the nine months ended March 31, 2017, we used $53.0 million of cash for investing activities. We used $683.7 million for purchases of marketable securities, $36.2 million for net acquisition related payments, $2.2 million for capital expenditures and $0.1 million for capitalized computer software development costs, partially offset by sources of cash of $669.2 million resulting from the maturities of marketable securities.

Financing Activities

During the nine months ended March 31, 2017, we used $289.8 million of cash for financing activities. We used $295.6 million for repurchases of our common stock and $4.3 million for withholding taxes on vested and settled restricted stock units, partially offset by proceeds of $7.9 million from the exercise of employee stock options and $2.3 million in excess tax benefits from stock-based compensation.

Contractual Obligations

Standby letters of credit for $2.8 million as of March 31, 2017 secured our performance on professional services contracts, certain facility leases and potential liabilities. This was a decrease from $3.5 million as of June 30, 2016. The letters of credit expire at various dates through fiscal 2018.

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

Foreign Currency Risk

During the three months ended March 31, 2017 and 2016, 9.7% and 10.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2017 and 2016, 9.9% and 11.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2017 and 2016. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended March 31, 2017 and 2016, we recorded $(0.1) million and $(2.7) million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $4.6 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

During the nine months ended March 31, 2017 and 2016, we recorded $1.3 million and $(2.0) million of net foreign currency exchange gains (losses) related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $2.4 million and $3.7 million for the nine months ended March 31, 2017 and 2016, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than 1 month to 2 months as of March 31, 2017 and from less than 2 months to 5 months as of March 31, 2016, respectively. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at March 31, 2017 and 2016 indicated that a 100 basis point increase or decrease in interest rates would result in a decrease or increase of less than $0.1 million in the fair value of our investment portfolio at March 31, 2017 and 2016, respectively, determined in accordance with income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We maintain a revolving Credit Agreement that allows us to borrow up to $250.0 million. At March 31, 2017, we had $140.0 million in outstanding borrowings under our Credit Agreement. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three and nine months ended March 31, 2017, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 16, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. Risk Factors.

The risks described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2016, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2016 Annual Report on Form 10-K remains current in all material respects, with the exception of the revised risk factors below.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the three months ended March 31, 2017 and 2016, 9.7% and 10.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2017 and 2016, 9.9% and 11.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and nine months ended March 31, 2017 and 2016, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2017 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

January 1 to 31, 2017	271,951	$54.98	271,951
February 1 to 28, 2017	477,138	$57.03	477,138
March 1 to 31, 2017	987,241	$58.59	987,241
Total	1,736,330	$57.59	1,736,330	$221,292,689

(1)         On January 22, 2015, our Board of Directors approved a share repurchase program for up to $450 million worth of our common stock. On April 26, 2016, the Board of Directors approved a $400 million increase in the share repurchase plan.

(2)         As of March 31, 2017, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 27,823,144, including purchases under the ASR Program. For a more detailed description of the ASR Program, see Note 13, Stockholders' Deficit, to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of March 31, 2017, the total remaining value under the share repurchase program approved on January 22, 2015 and amended on April 26, 2016 was approximately $221.3 million.

Item 5.    Other Information.

On May 2, 2017, we announced that, effective May 2, 2017, William T. Griffin, Executive Vice President, Field Operations, has left the Company to pursue other opportunities.

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

Aspen Technology, Inc.

Date: May 2, 2017	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2017	By:	/s/ KARL E. JOHNSEN
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