Form 10-K
period 2017-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2017-08-10
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of December 31, 2016, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $4,159,380,633 based on a total of 76,067,678 shares of common stock held by non-affiliates and on a closing price of $54.68 on December 31, 2016 for the common stock as reported on The NASDAQ Global Select Market.
There were 73,099,209 shares of common stock outstanding as of August 3, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement related to its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

____________________________________________

Our registered trademarks include aspenONE and Aspen Plus. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.
Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2017" refers to the year ended June 30, 2017).

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
PART I
Item 1.    Business.
Overview
We are a leading global supplier of asset optimization solutions that optimize asset design, operations and maintenance in complex, industrial environments. We combine decades of process modeling and operations expertise with big data machine-learning and analytics. Our purpose-built software solutions improve the competitiveness and profitability of our customers by increasing throughput, energy efficiency, and production, reducing unplanned downtime, enhancing capital efficiency, and decreasing working capital requirements over the entire asset lifecycle to support operational excellence.
Our software incorporates our proprietary mathematical and empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process and other capital-intensive industries for over 35 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. We are a recognized market and technology leader in providing process optimization and asset performance management software solutions for each of these business areas.
We have established sustainable competitive advantages based on the following strengths:
•Innovative products that can enhance our customers' profitability and productivity;
•Long-term customer relationships;
•Large installed base of users of our software; and
•Long-term license contracts.
We have approximately 2,100 customers globally. Our customers consist of companies engaged in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, transportation, power, metals and mining, pulp and paper, and consumer packaged goods.
Industry Background
The process manufacturing industries consist of companies that typically manufacture finished products by applying a controlled chemical process either to a raw material that is fed continuously through the plant or to a specific batch of raw material.
Process industry characteristics and dynamics are complex; therefore, any small improvement in the high-volume feedstocks used, or to the chemical process applied, can have a significant impact on the efficiency and cost-effectiveness of manufacturing operations. As a result, process manufacturers, as well as the engineering and construction firms that partner with these manufacturers, have extensive technical requirements and need sophisticated, integrated software to help design, operate and maintain complex manufacturing assets. The unique characteristics associated with process manufacturing create special demands for business applications that frequently exceed the capabilities of generic or non-process manufacturing software packages.
Industry Specific Challenges Facing the Process Industries
Companies in different segments of the process industries face specific challenges that are driving the need for software solutions that design, operate and maintain manufacturing environments more effectively:
Energy. Our energy markets are comprised of three primary sectors: Exploration and Production, also called "upstream," Oil and Gas Production and Processing, also called "midstream," and Refining and Marketing, also called "downstream":

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

•
Companies engaged in Oil and Gas Production and Processing produce and gather oil and natural gas from well heads, clean it, process it and separate it into oil and dry natural gas and natural gas liquids in preparation for transport to downstream markets. The number of oil and gas processing plants in North America has increased significantly in recent years to process the oil and gas extracted from shale deposits.

•
Companies engaged in Refining and Marketing convert crude oil through a thermal and chemical manufacturing process into end products such as gasoline, jet and diesel fuels and into intermediate products for downstream chemical manufacturing companies. These companies are characterized by high volumes and low operating margins. In order to deliver better margins, they focus on optimizing feedstock selection and product mix, reducing energy and capital costs, maximizing throughput, and minimizing inventory, all while operating safely and in accordance with regulations.

Chemicals. The chemicals industry includes both bulk and specialty chemical companies:

•
Bulk chemical producers manufacture commodity chemicals and compete primarily on price; they seek to achieve economies of scale and manage operating margin pressure by building larger, more complex plants located near feedstock sources.

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
Companies in the consumer packaged goods, power, metals and mining, pulp and paper, pharmaceuticals and biofuels industries are also seeking asset optimization solutions that help them deliver improved financial and operating results in the face of varied process manufacturing challenges.
Complexity of the Process Industries
Companies in the process industries constantly face pressure on margins causing them to continually seek ways to operate more efficiently. At the same time, these manufacturers face complexity as a result of the following:
Globalization of markets. Process manufacturers are continuously expanding their operations to take advantage of growing demand and more economically viable sources of feedstocks. Process manufacturers must be able to design, build and operate plants efficiently and economically while managing and optimizing ever broadening supply chains.
Market volatility. Process manufacturers must react quickly to frequent changes in feedstock prices, temporary or longer-term feedstock shortages, and rapid changes in finished product prices. Unpredictable commodity markets strain the manufacturing and supply chain operations of process manufacturers, which must evaluate and implement changes in inventory levels, feedstock inputs, equipment usage and operational processes to remain competitive.

Environmental and safety regulations. Process companies must comply with an expanding array of data maintenance and reporting requirements under governmental and regulatory mandates, and the global nature of their operations can subject them to numerous regulatory regimes. These companies are increasingly relying upon software applications to model potential outcomes, store operating data and develop reporting capabilities in response to heightened scrutiny and oversight because of environmental, safety and other implications of their products and manufacturing processes.
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
Asset optimization software focuses on the optimum design, operation, and maintenance of the manufacturing process; how the design is optimized for operations and reliability, how the process is operated and the economics of the process, and how the design and operations impact the longevity and reliability of the equipment. By connecting DCS and ERP systems with intelligent, dynamic applications, asset optimization software allows a manufacturer to make better, faster economic decisions. Examples of how asset optimization software can optimize a manufacturing environment include incorporating process manufacturing domain knowledge, supporting real-time decision making, predicting equipment failure, and providing the ability to forecast and simulate potential actions. Furthermore, these solutions can optimize the supply chain by helping a manufacturer to understand the operating conditions in each plant, enabling more efficient and optimized production decisions.
Process manufacturers employ highly skilled technical personnel specializing in areas such as process design, equipment design, control engineering, manufacturing operations, analytics, planning, scheduling, and supply chain management. To drive efficiency and improve operating margins, these personnel need to collaborate across functional areas and increasingly rely on software to enable this collaboration as well as automate complex tasks associated with their jobs. Process companies must adapt to the changing nature of the technical workforce. A generation of highly experienced plant operators and engineers is nearing retirement. As a result, we believe there is increasing demand for intelligent software applications that capture and automate expert knowledge and are intuitive and easy-to-learn.
aspenONE Solutions
We provide integrated asset optimization software solutions designed and developed specifically for the process and other capital-intensive industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating and maintenance costs, enhancing capital efficiency, enabling collaboration among different functions and decreasing working capital requirements. Our aspenONE applications are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management, or APM:
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
Asset Performance Management. Our asset performance management suite is used to understand and predict the reliability of a system; be it multiple assets, a single asset, or equipment in a plant. The factors that impact reliability include how operating conditions degrade equipment performance over time, or how process conditions lead to equipment failure, and the ability to predict when the equipment will fail and prescribe actions to avoid such occurrences. The APM suite is a comprehensive suite of machine learning and analytics technologies when used on a standalone or integrated manner with historical and real time asset and equipment data which can help our customers improve their return on capital employed.

Our aspenONE licensing model is a subscription offering under which customers receive access to all the products within the aspenONE suite(s) they license, including the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. This affords customers the ability to use our software whenever required and to experiment with different applications to best solve whatever critical business challenges they face.
We offer customer support, professional services and training services to our customers. Under our aspenONE licensing model, software maintenance and support is included for the term of the arrangement. Professional services are offered to customers as a means to further implement and extend our technology across their corporations.
The key benefits of our aspenONE solutions include:
Broad and comprehensive software suites. We believe we are the only software provider that has developed comprehensive suites of software applications addressing the engineering, manufacturing and supply chain and maintenance requirements of process manufacturers. While some competitors offer solutions in one or two principal business areas, no other vendor can match the breadth of our aspenONE offerings. In addition, we have developed an extensive array of software applications that address extremely specific and complex industry and end user challenges, such as feedstock selection and production scheduling for petroleum companies.
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
Flexible commercial model. Our aspenONE licensing model provides a customer with access to all of the applications within and across the aspenONE suite(s) the customer licenses, including the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. The customer can change or alternate the use of multiple applications in a licensed suite through the use of exchangeable units of measurement, or tokens, licensed in quantities determined by the customer. This enables the customer to use those applications whenever required and to experiment with different applications to best solve whatever critical business challenges the customer faces. The customer can easily increase its usage of our software as their business requirements evolve.
Our Competitive Strengths
In addition to the breadth and depth of our integrated aspenONE software and the flexibility of our aspenONE licensing model, we believe our key competitive advantages include the following:
Industry-leading innovation based on substantial process expertise. Over the past 35 years, our significant investment in research and development has led to a number of major process engineering advances considered to be industry-standard applications. Our development organization is comprised of software engineers, chemical engineers and data scientists. This combination of expertise has been essential to the development of leading products embedded with chemical engineering principles, optimization algorithms, analytics, and the process industries’ workflows and best practices.
Rapid, high return on investment. Many customers purchase our software because they believe it will provide rapid, demonstrable and significant returns on their investment and increase their profitability. For some customers, cost reductions in the first year following installation have exceeded the total cost of our software. For many customers, even a relatively small improvement in performance can generate substantial recurring benefits due to the large production volumes and limited profit margins typical in process industries. In addition, our solutions can generate organizational efficiencies and operational improvements that can further increase a process company's profitability.
Growth Strategy
We seek to maintain and extend our position as a leading global provider of process optimization software and related services to the process industries. In the last twelve months, we have introduced a new strategy to evolve our scope of optimization from the process units in a plant to the process and the equipment in the plant or entire asset. We plan to expand our reach in optimization from conceptualization and design, operations, and supply chain to the maintenance aspects of the plant. We plan to build on our expertise in process optimization, our installed base, and long term customer relationships to expand our reach in the maintenance area of the plant. By focusing on asset optimization, we would be able to optimize the design and operations of a plant considering the performance of process equipment so as to optimize the full asset lifecycle. Our primary growth strategy is to expand organically within our core verticals by leveraging our market leadership position and driving increased usage and product adoption of the broad capabilities in our aspenONE offerings. Additionally, we seek acquisitions to accelerate our overall growth in the design and operations of the process, and acquisitions that will expand our maintenance solution to deliver asset optimization. To accomplish these goals, we will pursue the following activities:

Continue to provide innovative, market-leading solutions. Our recent innovations include adaptive process control, modeling of solids and batch processes, rundown blending optimization, crude assays characterization using molecular science, electrolyte and biofuel characterizations, process safety, sulfur recovery, methodologies for carbon management, multivariate analysis, process reliability, and equipment and process analytics. Most recently we introduced capabilities for column analytics and a solution for integrated steady state and batch process modeling. We intend to continue to invest in research and development in order to develop and offer new and enhanced solutions for our aspenONE suites. We have pioneered a number of industry standard and award-winning software applications. For example, Aspen Plus, our process modeling tool for the chemicals industry, has won the Chemical Processing magazine Readers’ Choice Award for “Process Simulation Software” multiple times. We have also been recognized by R&D Magazine for innovation in out of the box modeling capabilities that we developed with the National Institute of Standards and Technology.
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
Adoption and usage in customer base. We strive for our customers to adopt and sustain the use of our products by maximizing the consumption of their token entitlement. We do so by focusing our go-to-market resources through specific customer success management activities that generate and sustain the value from our products by ensuring that customers are using the latest version of our products, that our software is deployed in the most optimum manner in their IT networks, and that our customers are familiar with the latest value enhancing functionality in our products.
Asset Performance Management (APM) expansion. We introduced a new suite of products that focus on improving the reliability of our customers’ assets and equipment using a combination of machine learning, data science and process modeling together with historical and real time asset and equipment data. As such, we have increased our investment in the research and development, sales and marketing, and channel sales functions to build out the capabilities that will enable us to grow this new business area and deliver value for our customers. In addition, we will target a new set of capital-intensive industries with the APM functionality that we refer to as the global economy industries. These include transportation, power, pulp and paper, wastewater treatment, and consumer products goods.
Scale through digital channels. We have a broad user base spanning our vertical industries and geographies, and they possess a variety of skills, experience and business needs. To reach our user base in an effective, productive and leveraged manner, we utilize digital customer engagement solutions including webinars, digital communities, social media, videos, email and other digital means that target each of the specific personas that are users of our different products. We intend to capitalize increasingly on segmentation to ensure we deliver targeted messages intended to address the specific needs of each market, customer and user.
Build an ecosystem. The relevance of our solutions in the markets we serve means that we have the opportunity to leverage third parties interested in building or expanding their businesses to increase our market penetration. The breadth of relationships that we establish will depend on the profile of the third-party company and the objectives specified to be achieved from the promotion and implementation of our products and solutions.
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
Products
Our integrated asset optimization software solutions are designed and developed specifically for the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs, enhancing capital efficiency, and decreasing working capital requirements. We have designed and developed our software applications across four principal business areas:
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
Asset Performance Management. Our asset performance management products are used to understand and predict the reliability of a system; be it multiple assets, a single asset, or equipment in a plant. The factors that impact reliability include how operating conditions degrade equipment performance over time, or how process conditions lead to equipment failure, and the ability to predict when the equipment will fail and prescribe actions to avoid such occurrences. The APM suite is a comprehensive suite of machine learning and analytics technologies when used on a standalone or integrated manner with historical and real time asset and equipment data which can help our customers improve their return on capital employed.
Our software applications are currently offered in three suites: aspenONE Engineering, aspenONE Manufacturing and Supply Chain, and aspenONE Asset Performance Management. These suites are integrated applications that allow end users to design process manufacturing environments, forecast and simulate potential actions, monitor operational performance, predict the reliability of an asset and equipment failure, and manage planning and scheduling activities as well as collaborate across these functions and activities. The three suites are designed around core modules and applications that allow customers to design, operate and maintain their process manufacturing environments, as shown below:

aspenONE Engineering

Business Area	aspenONE Module	Major Products	Product Description
Engineering	Process Simulation for Energy	Aspen HYSYS	Process modeling software for the design and optimization of hydrocarbon processes, including complete pressure relief analysis
	Process Simulation for Chemicals	Aspen Plus	Process modeling software for the design and optimization of chemical processes, including solids and batch processes
	Economic Evaluation	Aspen Economic Evaluation	Economic evaluation software for estimating project capital costs and lifecycle asset economics - from conceptual definition through detailed engineering
	Equipment Design & Rating	Aspen Exchanger Design and Rating	Software for the design, simulation and rating of various types of heat exchangers
	Basic Engineering	Aspen Basic Engineering	Process engineering platform for producing front-end design deliverables such as multi-disciplinary datasheets, process flow diagrams, piping and instrument diagrams, and equipment lists
	Operation Support	Aspen Online	Solution that connects models to real-time plant data for expedited decisions, operation guidance and optimization

aspenONE Manufacturing and Supply Chain

Business Area	aspenONE Module	Major Products	Product Description
Manufacturing	Advanced Process Control	Aspen DMC3	Multi-variable controller software for maintaining processes at their optimal operating point under changing process conditions
		Aspen Watch Performance Monitor	Real-time monitoring and diagnostic information software to help engineers and operators focus on the problems that erode margins
	Manufacturing Execution Systems	Aspen Info Plus.21	Data historian software for storing, visualizing and analyzing large volumes of data to improve production execution and enhance performance management
		AspenONE Process Explorer	Software for combining process measurements, product characteristics, alarms, events and unstructured data for a complete view of production
		Aspen Production Record Manager	Easy and fast segmentation of production data into batches, campaigns or other logical groupings for easier analysis and production reporting
		Aspen Production Execution Manager	Workflow, order and recipe management software per cGMP guidelines that ensures operational consistency for improved yields, higher quality and lower production costs
Supply Chain	Refinery Planning & Scheduling	Aspen PIMS Advanced Optimization	Refinery planning software for optimizing feedstock selection, product slate and operational execution
		Aspen Petroleum Scheduler	Refinery scheduling software for scheduling and optimization of refinery operations with integration to refinery planning, blending and dock operations
	Supply & Distribution	Aspen Petroleum Supply Chain Planner	Economic planning software for optimizing the profitability of the petroleum distribution network, including transportation, raw materials, sales demands, and processing facilities
		Aspen Fleet Optimizer	Software for inventory management and truck transportation optimization in secondary petroleum distribution
	Supply Chain Management	Aspen Collaborative Demand Manager	Software for forecasting market demand and managing forecast through changes in the business environment by combining historical and real time data
		Aspen Plant Scheduler	Software for generating optimal production schedules to meet total demand
		Aspen Supply Planner	Software for determining the optimal production plan taking into account labor and equipment, feedstock, inbound /outbound transportation, storage capacity, and other variables

aspenONE Asset Performance Management

Business Area	aspenONE Module	Major Products	Product Description
Asset Performance Management	Risk Analysis	Aspen Fidelis Reliability
Software for predicting the future performance of any system and quantifying the change in performance due to changes in design, capacity, operations, maintenance, logistics, market dynamics, and weather

	Process Analytics	Aspen ProMV	Multivariate analysis software for identifying and understanding variations across multiple variables
		Aspen Asset Analytics	Software for analyzing plant operations in real time to identify causal precursors that can lead to an unplanned downtime event
	Equipment Analytics	Aspen Mtell	Software for recognizing unique data patterns as predictions of future equipment behavior
Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific operational business processes in each industry. As of June 30, 2017, we had a total of 513 employees in our research and development group, which is comprised of product management, software development and quality assurance. Research and development expenses were $79.5 million in fiscal 2017, $67.2 million in fiscal 2016 and $69.6 million in fiscal 2015.
Sales and Marketing
We employ a value-based sales approach, offering our customers a comprehensive suite of software and services that enhance the efficiency and productivity of their engineering, manufacturing and supply chain and maintenance operations. We have increasingly focused on positioning our products as a strategic investment and therefore devote an increasing portion of our sales efforts to our customers’ senior management, including senior decision makers in manufacturing, operations, maintenance and technology. Our aspenONE solution strategy supports this value-based approach by broadening the scope of optimization across the entire enterprise over its lifecycle, expanding the use of process models in the operations environment, and enabling the use of analytics and data science to enhance equipment and process reliability. We offer a variety of training programs focused on illustrating the capabilities of our applications as well as online training built into our applications. We have implemented incentive compensation programs for our sales force to reward efforts that increase customer usage of our products. Furthermore, we believe our aspenONE licensing model enables our sales force to develop consultative sales relationships with our customers.
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
Our overall sales force, which consists of sales account managers, technical sales personnel, indirect-channel personnel, inside sales personnel, and marketing personnel, consisted of 416 employees as of June 30, 2017.
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
We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer's location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. We have also introduced a wide range of online computer-based training courses offering customers on-demand training in basic and advanced features of our products directly from within the products. As of June 30, 2017, we had a total of 297 employees in our customer support, professional services and training groups.
Business Segments
We have two operating and reportable segments: i) subscription and software and ii) services. The subscription and software segment is engaged in the licensing of asset optimization software solutions and associated support services. The services segment includes professional services and training.
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
Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand their customer relationships by offering asset optimization software at a discount. In addition, competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. Furthermore, we face challenges in selling our solutions to large companies in the process industries that have internally developed their own proprietary software solutions.
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
Proprietary Rights

Our software is proprietary and fundamental to our business. We rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and on license and confidentiality agreements and technology measures to protect our proprietary technology and brand, and prevent unauthorized use of our software. We generally seek to protect our trade secrets by entering into non-disclosure agreements with our employees and customers, and historically have restricted access to our software and source code, which we regard as proprietary information. We have obtained or applied for patent protection with respect to some of our intellectual property and have registered or applied to register some of our trademarks in the United States and in selected other countries. We actively monitor use of our intellectual property and have enforced, and will continue to enforce, our intellectual property rights. In the United States, we are generally able to maintain our patents for up to 20 years from the earliest effective filing date, and to maintain our trademark registrations for as long as the trademarks are in use.
The laws of many countries in which our products are licensed may not protect our intellectual property rights to the same extent as the laws of the United States. While we consider our intellectual property rights to be valuable, we do not believe that our competitive position in the industry can depend solely on obtaining legal protection for our software products and technology. Instead, we believe that the success of our business also depends on our ability to maintain a leadership position by continuing to develop innovative software products and technology.
Our proprietary rights are subject to risks and uncertainties described under Item 1A. “Risk Factors” below. You should read that discussion, which is incorporated into this section by reference.
Licenses
In connection with our acquisition of Hyprotech Ltd. and related subsidiaries of AEA Technology plc in May 2002 and the consent decree we entered into with the Federal Trade Commission in December 2004 to resolve allegations that the acquisition was improperly anticompetitive, we and certain of our subsidiaries entered into a purchase and sale agreement with Honeywell International Inc. and certain of its subsidiaries, pursuant to which we sold intellectual property and other assets to Honeywell relating to our operator training business and our Hyprotech engineering software products. Under the terms of the transactions, we retained a perpetual, irrevocable, worldwide, royalty-free non-exclusive license to the Hyprotech engineering software and have the right to continue to develop, license and sell the Hyprotech engineering products.
In March 1982, we entered into a System License Agreement with the Massachusetts Institute of Technology, or MIT, granting us a worldwide, perpetual non-exclusive license (with the right to sublicense) to use, reproduce, distribute and create derivative works of the computer program known as "ASPEN" which provides a framework for simulating the steady-state behavior of chemical processes that we utilize in the simulation engine for our Aspen Plus product. MIT agreed that we would own any derivative works and enhancements. MIT has the right to terminate the agreement if: we breach it and do not cure the breach within 90 days after receiving a written notice from MIT; we cease to carry on our business; or certain bankruptcy or insolvency proceedings are commenced and not dismissed. In the event of such termination, sublicenses granted to our customers prior to termination will remain in effect.
Employees
As of June 30, 2017, we had a total of 1,419 full-time employees, of whom 777 were located in the United States. None of our employees is represented by a labor union, except for one employee of our subsidiary Hyprotech UK Limited who belongs to the Prospect union for professionals. We have experienced no work stoppages and believe that our employee relations are satisfactory.
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
Risks Related to Our Business
If we fail to increase usage and product adoption of our aspenONE engineering and manufacturing and supply chain offerings and grow our aspenONE APM business, or fail to continue to provide innovative, market-leading solutions, we may be unable to implement our growth strategy successfully, and our business could be seriously harmed.
The maintenance and extension of our market leadership and our future growth is largely dependent upon our ability to increase usage and product adoption of our aspenONE engineering and manufacturing and supply chain offerings and grow our aspenONE APM business, and to develop new software products that achieve market acceptance with acceptable operating margins. Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. We must continue to enhance our current product line and develop and introduce new products and services that keep pace with increasingly sophisticated customer requirements and the technological developments of our competitors. Our business and operating results could suffer if we cannot successfully execute our strategy and drive usage and product adoption.
We have implemented a product strategy that unifies our software solutions under the aspenONE brand with differentiated aspenONE vertical solutions targeted at specific capital-intensive industries. We cannot ensure that our product strategy will result in products that will continue to meet market needs and achieve significant usage and product adoption. If we fail to increase usage and product adoption or fail to develop or acquire new software products that meet the demands of our customers or our target markets, our operating results and cash flows from operations will grow at a slower rate than we anticipate and our financial condition could suffer.
Our business could suffer if we do not grow our aspenONE APM business or if the demand for, or usage of, our other aspenONE software declines for any reason, including declines due to adverse changes in the process and other capital-intensive industries.
We have introduced the aspenONE APM suite, and our aspenONE engineering and manufacturing and supply chain suites account for a significant majority of our revenue and will continue to do so for the foreseeable future. If we do not grow our aspenONE APM business or if demand for, or usage of, our other suites declines for any reason, our operating results, cash flows from operations and financial position would suffer. Our business could be adversely affected by:

•	insufficient growth in our aspenONE APM business;

•	any decline in demand for or usage of our aspenONE suites;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our aspenONE suites;

•	technological innovations that our aspenONE suites do not address;

•	our inability to release enhanced versions of our aspenONE suites on a timely basis; and

•
adverse changes in capital intensive industries or otherwise that lead to reductions, postponements or cancellations of customer purchases of our products and services, or delays in the execution of license agreement renewals in the same quarter in which the original agreements expire.

Because of the nature of their products and manufacturing processes and their global operations, companies in the process and other capital intensive industries are subject to risk of adverse or even catastrophic environmental, safety and health accidents or incidents and are often subject to changing standards and regulations worldwide.
In addition, worldwide economic downturns and pricing pressures experienced by energy, chemical, engineering and construction, and other capital intensive industries have led to consolidations and reorganizations. In particular, we believe that the volatility in oil prices has impacted and may continue to impact the operating levels and capital spending by certain of our customers in the engineering and construction market, which has resulted and could continue to result in less predictable and lower demand for our products and services.
Any such adverse environmental, safety or health incident, change in regulatory standards, or economic downturn that affects the capital-intensive industries, including continued challenges and uncertainty among customers whose business is adversely affected by volatility in oil prices, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

Unfavorable economic and market conditions or a lessening demand in the market for asset optimization software could adversely affect our operating results.
Our business is influenced by a range of factors that are beyond our control and difficult or impossible to predict. If the market for asset optimization software grows more slowly than we anticipate, demand for our products and services could decline and our operating results could be impaired. Further, the state of the global economy may deteriorate in the future. Our operating results may be adversely affected by unfavorable global economic and market conditions, including significant volatility in oil prices, as well as a lessening demand for asset optimization software generally.
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
As of June 30, 2017, we operated in 31 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.
Customers outside the United States accounted for the majority of our total revenue during the fiscal years ended June 30, 2017, 2016 and 2015. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

•
unexpected changes in regulatory or environmental requirements, tariffs and other barriers, including, for example, changes in climate regulations, sanctions or other regulatory restrictions imposed by the United States or foreign governments; and the effects of the United Kingdom European Union membership referendum in June 2016 and the subsequent withdrawal process initiated in March 2017;

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
During fiscal 2017, 2016 and 2015, 9.8%, 11.5% and 13.8% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar and Japanese Yen against the U.S. dollar. During fiscal 2017, 2016 and 2015, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.
Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions by our customers, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

Our markets in general are competitive and differ among our principal product areas: engineering, manufacturing, supply chain management and asset performance management. We face challenges in selling our solutions to large companies that have internally developed their own proprietary software solutions, and we face competition from well-established vendors as well as new entrants in our markets. Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand their customer relationships by offering asset optimization software at a discount. In addition, many of our competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products in the marketplace. Competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products.
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
In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer's expectations. In March 2014, a judgment was issued by the trial court against us in the amount of approximately 1.9 million Euro (“€”) plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  In March 2016, the appellate court determined that we were liable for damages in the amount of approximately €1.7 million plus interest, with the possibility of additional damages to be determined in further proceedings by the appellate court. As of June 30, 2017, there has been no change to the appellate court’s determination.
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
We devote significant resources to continually updating our software and developing new products, and our financial performance is dependent in part upon our ability to bring new products and services to market. Our customers use our software to optimize their manufacturing processes and manage asset performance, and they rely on us to provide updates and releases as part of our software maintenance and support services, and to provide remote on-line troubleshooting support. The security of our information technology environment is therefore important to our research and development initiatives, and an important consideration in our customers’ purchasing decisions. If the security of our systems is impaired, our development initiatives might be disrupted, and we might be unable to provide service. Our customer relationships might deteriorate, our reputation in the industry could be harmed, and we could be subject to liability claims. This could reduce our revenues, and expose us to significant costs to detect, correct and avoid recurrences of any breach of security and to defend any claims against us.
Risks Related to Our Common Stock
Our common stock may experience substantial price and volume fluctuations.
The equity markets have from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, and those fluctuations often have been unrelated to the operating performance of particular companies. In addition, the market price of our common stock may be affected by other factors, such as: (i) our financial performance; (ii) announcements of technological innovations or new products by us or our competitors; and (iii) market conditions in the computer software or hardware industries.
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
Item 3.    Legal Proceedings.
Refer to Note 16, “Commitments and Contingencies,” to our Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock currently trades on The NASDAQ Global Select Market under the symbol "AZPN." The closing price of our common stock on June 30, 2017 was $55.26. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Global Select Market:

	2017		2016
Period	Low	High	Low	High
Quarter ended June 30	$54.42	$63.05	$34.81	$40.31
Quarter ended March 31	52.79	59.46	30.15	37.58
Quarter ended December 31	46.07	55.09	37.17	44.16
Quarter ended September 30	39.67	47.02	36.45	45.75
Holders
On August 3, 2017, there were 385 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.
Dividends
We have never declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. During fiscal 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with various lenders, which restricts us from declaring or paying dividends in cash on our capital stock if our Leverage Ratio is in excess of 2.75 to 1.00 (refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, "Credit Agreement," to our Consolidated Financial Statements for further discussion of the Credit Agreement). Our Leverage Ratio is below 2.75 to 1.00 as of June 30, 2017. Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.
Purchases of Equity Securities by the Issuer
As of June 30, 2017, the total number of shares of common stock repurchased since November 1, 2010 under all programs approved by the Board of Directors was 29,145,976 shares.
On January 28, 2015, our Board of Directors approved a share repurchase program for up to $450 million worth of our common stock. On April 26, 2016 and June 8, 2017, the Board of Directors approved a $400 million and $200 million increase in our current share repurchase plan, respectively. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases, accelerated buyback programs, and others. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the United States and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to predetermined metrics set forth in such plan. The Board of Directors' authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.
On August 29, 2016, as part of our common stock repurchase program, we entered into an accelerated share repurchase program (the "ASR Program") with a third-party financial institution. Pursuant to the terms of the ASR Program, we made an upfront payment of $100.0 million in exchange for the delivery of approximately 2.1 million shares of our common stock, which was determined based on the volume-weighted average price per share of our common stock over the term of the ASR Program, less an agreed-upon discount. These shares were recorded as an increase to treasury stock.

During fiscal 2017, we repurchased 5,185,257 shares of our common stock in the open market for $275.0 million and 2,106,709 shares of our common stock for $100.0 million as part of the ASR Program.
As of June 30, 2017, the total remaining value under the share repurchase program was approximately $346.3 million.

The following table sets forth, for the month indicated, our purchases of common stock during the fourth quarter of fiscal 2017:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)
April 1 to 30, 2017	165,849	$58.64	165,849
May 1 to 31, 2017	261,159	58.59	261,159
June 1 to 30, 2017	895,824	55.79	895,824
	1,322,832	$56.70	1,322,832	$346,292,703
(1)         On January 22, 2015, our Board of Directors approved a share repurchase program for up to $450 million worth of our common stock. On April 26, 2016 and June 8, 2017, the Board of Directors approved a $400 million and $200 million increase in our current share repurchase plan, respectively.

(2)         As of June 30, 2017, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 29,145,976, including purchases under the ASR Program.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of June 30, 2017, the total remaining value under the share repurchase program approved on January 22, 2015 and amended on April 26, 2016 was approximately $346.3 million.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,969,556	$40.37	10,751,481
Equity compensation plans approved by security holders consist of our 2010 and 2016 equity incentive plans. Options issuable under the equity incentive plan have a maximum term of ten years.
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
The graph below matches the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2012 and tracks it through June 30, 2017.

____________________________________________

*	$100 invested on 6/30/12 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Year Ended June 30,
	2012	2013	2014	2015	2016	2017
Aspen Technology, Inc.	$100.00	$124.36	$200.43	$196.76	$173.82	$238.70
NASDAQ Composite	$100.00	$117.69	$155.50	$177.19	$173.36	$221.11
NASDAQ Computer & Data Processing	$100.00	$123.37	$176.05	$197.82	$225.78	$290.57
Item 6.    Selected Financial Data.
The following tables present selected consolidated financial data for Aspen Technology, Inc. The consolidated statements of operations data set forth below for fiscal 2017, 2016 and 2015 and the consolidated balance sheets data as of June 30, 2017, and 2016, are derived from our consolidated financial statements included beginning on page F-1 of this Form 10-K. The consolidated statements of operations data for fiscal 2014 and 2013 and the consolidated balance sheet data as of June 30, 2015, 2014, and 2013 are derived from our consolidated financial statements that are not included in this Form 10-K. The data presented below should be read in conjunction with our consolidated financial statements and accompanying notes beginning on page F-1 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our historical results should not be viewed as indicative of results expected for any future period.

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(in Thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue(1)	$482,942	$472,344	$440,401	$391,453	$311,387
Gross profit	435,476	423,733	390,825	338,765	261,039
Income from operations	212,016	211,381	179,792	129,724	55,600
Net income	$162,196	$139,951	$118,407	$85,783	$45,262
Basic income per share	$2.12	$1.69	$1.34	$0.93	$0.48
Diluted income per share	$2.11	$1.68	$1.33	$0.92	$0.47
Weighted average shares outstanding—Basic	76,491	82,892	88,398	92,648	93,586
Weighted average shares outstanding—Diluted	76,978	83,309	89,016	93,665	95,410
____________________________________________

(1)
In July 2009, we introduced our aspenONE licensing model under which license revenue is recognized over the term of a license contract. We previously recognized a substantial majority of our license revenue upfront, upon shipment of software. We substantially completed our transition to the aspenONE licensing model in fiscal 2015.

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(in Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$101,954	$318,336	$156,249	$199,526	$132,432
Marketable securities	—	3,006	62,244	98,889	92,368
Working (deficit) capital	(321,057)	(71,300)	(32,836)	63,178	69,890
Accounts receivable, net	27,670	20,476	30,721	38,532	36,988
Installments receivable, net	—	267	1,842	1,451	14,732
Total assets	247,942	419,738	315,361	407,972	382,748
Deferred revenue	300,359	282,078	288,887	274,882	231,353
Borrowings(1)	140,000	140,000	—	—	—
Total stockholders' (deficit) equity	(260,784)	(75,034)	(48,546)	83,676	101,898
____________________________________________

(1)
In February 2016, we entered into a Credit Agreement and borrowed $140.0 million under the agreement. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 11, "Credit Agreement," to our Consolidated Financial Statements for further discussion of the Credit Agreement.

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
Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2017" refers to the year ended June 30, 2017).
Business Overview
We are a leading global supplier of asset optimization solutions that optimize asset design, operations and maintenance in complex, industrial environments. We combine decades of process modeling and operations expertise with big data machine-learning and analytics. Our purpose-built software solutions improve the competitiveness and profitability of our customers by increasing throughput, energy efficiency, and production, reducing unplanned downtime, enhancing capital efficiency, and decreasing working capital requirements over the entire asset lifecycle to support operational excellence.

Our software incorporates our proprietary mathematical and empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process and other capital-intensive industries for over 35 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. We are a recognized market and technology leader in providing process optimization and asset performance management software solutions for each of these business areas.
We have established sustainable competitive advantages based on the following strengths:
•Innovative products that can enhance our customers' profitability and productivity;
•Long-term customer relationships;
•Large installed base of users of our software; and
•Long-term license contracts.
We have approximately 2,100 customers globally. Our customers consist of companies engaged in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, transportation, power, metals and mining, pulp and paper, and consumer packaged goods.
Business Segments
We have two operating and reportable segments: i) subscription and software and ii) services. The subscription and software segment is engaged in the licensing of asset optimization software solutions and associated support services. The services segment includes professional services and training.
Key Components of Operations
Revenue
We generate revenue primarily from the following sources:
Subscription and Software Revenue. We sell our software products to end users primarily under fixed-term licenses. We license our software products primarily through a subscription offering which we refer to as our aspenONE licensing model, which includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. Customers can change or alternate the use of multiple products in a licensed suite through the use of exchangeable units of measurement, called tokens, licensed in quantities determined by the customer. This licensing system enables customers to use products as needed and to experiment with different products to best solve whatever critical business challenges they face. Customers can increase their usage of our software by purchasing additional tokens as business needs evolve.
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
Interest Expense. During fiscal 2017 and 2016, interest expense was primarily related to our Credit Agreement. During fiscal 2015, interest expense was comprised of miscellaneous interest charges.
Other Income (Expense), Net. Other income (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. During fiscal 2017, other income also included a $0.7 million litigation related recovery receipt.
Provision for Income Taxes. Provision for income taxes is comprised of domestic and foreign taxes. We record interest and penalties related to income tax matters as a component of income tax expense. Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the disposition of employee equity awards, settlements of tax audits and assessments and tax law changes. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ.
Key Business Metrics
Background

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

Annual spend is adversely affected by term license and standalone SMS agreements that are renewed at a lower entitlement level or not renewed and, to a lesser extent, by customer contracts that are terminated during the contract term due to the customer’s business ceasing operations.
We estimate that annual spend grew by approximately 4.1% during fiscal 2017, from $441.4 million at June 30, 2016 to $459.6 million at June 30, 2017. We estimate that annual spend grew by approximately 5.3% during fiscal 2016, from $419.3 million at June 30, 2015 to $441.4 million at June 30, 2016. The growth was attributable primarily to an increase in the number of tokens or products sold.
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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) capitalized computer software development costs, (c) excess tax benefits from stock-based compensation, (d) non-capitalized acquired technology, and (e) other nonrecurring items, such as acquisition related payments and litigation related payments (receipts).

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	June 30,
	2017	2016	2015
	(Dollars in Thousands)
GAAP cash flow from operating activities	$182,386	$153,744	$191,985
Purchase of property, equipment, and leasehold improvements	(2,720)	(3,483)	(7,645)
Capitalized computer software development costs	(405)	(269)	(359)
Excess tax benefits from stock-based compensation	5,965	2,208	37,024
Non-capitalized acquired technology	2,246	1,250	2,621
Litigation related (receipts) payments	(721)	3,040	—
Acquisition related fee payments	448	8,649	—
Free cash flow (non-GAAP)	$187,199	$165,139	$223,626
Fiscal 2017 Compared to Fiscal 2016
Total free cash flow increased $22.1 million during fiscal 2017 as compared to the prior fiscal year primarily due to higher net income of $22.2 million.
Excess tax benefits are related to stock-based compensation tax deductions in excess of book compensation expense and reduce our income taxes payable. We have included the impact of excess tax benefits within free cash flow to be consistent with the treatment of other tax benefits.
In fiscal 2017, 2016 and 2015, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the payment for the acquired technology from free cash flow to be consistent with transactions where the acquired technology assets were capitalized.
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

The following table presents our net income, as adjusted for stock-based compensation expense, non-capitalized acquired technology and amortization of purchased technology intangibles, and other items, such as acquisition related expenses, for the indicated periods:

	June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
GAAP income from operations	$212,016	$211,381	$179,792	$635	0.3%	$31,589	17.6%
Plus:
Stock-based compensation	18,800	15,727	14,584	3,073	19.5%	1,143	7.8%
Non-capitalized acquired technology	2,250	250	3,277	2,000	800.0%	(3,027)	-92.4%
Amortization of intangibles	950	147	748	803	546.3%	(601)	-80.3%
Acquisition related fees	1,754	5,213	—	(3,459)	-66.4%	5,213	100.0%
Non-GAAP operating income	$235,770	$232,718	$198,401	$3,052	1.3%	$34,317	17.3%
Non-GAAP operating income increased $3.1 million, or approximately 1%, in fiscal year 2017 as compared to the prior year primarily due to a larger base of license arrangements recognized on a ratable basis amounting to $13.1 million. Non-GAAP operating income increased $34.3 million, or approximately 17%, in 2016 as compared to the prior year due to an increase in revenue primarily due to a larger base of license arrangements recognized on a ratable basis amounting to $34.8 million.
In fiscal 2017, 2016 and 2015, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from non-GAAP operating income to be consistent with transactions where the acquired assets were capitalized.

Results of Operations
The following table sets forth the results of operations, percentage of total revenue and the year-over-year percentage change in certain financial data for fiscal 2017, 2016 and 2015:

	Year Ended June 30,						2017 Compared to 2016%	2016 Compared to 2015%
	2017		2016		2015
	(Dollars in Thousands)
Revenue:
Subscription and software	$453,512	93.9%	$440,408	93.2%	$405,640	92.1%	3.0%	8.6%
Services and other	29,430	6.1	31,936	6.8	34,761	7.9	(7.8)	(8.1)
Total revenue	482,942	100.0	472,344	100.0	440,401	100.0	2.2	7.3
Cost of revenue:
Subscription and software	21,051	4.4	20,376	4.3	21,165	4.8	3.3	(3.7)
Services and other	26,415	5.5	28,235	6.0	28,411	6.5	(6.4)	(0.6)
Total cost of revenue	47,466	9.9	48,611	10.3	49,576	11.3	(2.4)	(1.9)
Gross profit	435,476	90.1	423,733	89.7	390,825	88.7	2.8	8.4
Operating expenses:
Selling and marketing	92,633	19.2	91,536	19.4	92,736	21.1	1.2	(1.3)
Research and development	79,530	16.5	67,152	14.2	69,584	15.8	18.4	(3.5)
General and administrative	51,297	10.6	53,664	11.4	48,713	11.1	(4.4)	10.2
Total operating expenses	223,460	46.3	212,352	45.0	211,033	47.9	5.2	0.6
Income from operations	212,016	43.9	211,381	44.8	179,792	40.8	0.3	17.6
Interest income	808	0.2	441	0.1	487	0.1	83.2	(9.4)
Interest expense	(3,787)	(0.8)	(1,212)	(0.3)	(30)	—	212.5	3,940.0
Other income (expense), net	1,309	0.3	29	—	(778)	(0.2)	4,413.8	(103.7)
Income before provision for income taxes	210,346	43.6	210,639	44.6	179,471	40.8	(0.1)	17.4
Provision for income taxes	48,150	10.0	70,688	15.0	61,064	13.9	(31.9)	15.8
Net income	$162,196	33.6%	$139,951	29.6%	$118,407	26.9%	15.9%	18.2%

Revenue
Fiscal 2017 Compared to Fiscal 2016
Total revenue increased by $10.6 million during fiscal 2017 as compared to the prior fiscal year. The increase was due to higher subscription and software revenue of $13.1 million, partially offset by lower services and other revenue of $2.5 million.
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

Subscription and Software Revenue

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Subscription and software revenue	$453,512	$440,408	$405,640	$13,104	3.0%	$34,768	8.6%
As a percent of revenue	93.9%	93.2%	92.1%
Fiscal 2017 Compared to Fiscal 2016
The increase in subscription and software revenue of $13.1 million during fiscal 2017 as compared to the prior fiscal year was primarily the result of the growth of our base of license arrangements being recognized on a ratable basis.
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
Services and Other Revenue

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Services and other revenue	$29,430	$31,936	$34,761	$(2,506)	(7.8)%	$(2,825)	(8.1)%
As a percent of revenue	6.1%	6.8%	7.9%
Services and other revenue consists primarily of revenue related to professional services and training.
Fiscal 2017 Compared to Fiscal 2016
The decrease in services and other revenue of $2.5 million during fiscal 2017 as compared to the prior fiscal year was attributable to lower professional services revenue of $1.6 million and lower training revenue of $0.8 million.
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

Cost of Revenue
Cost of Subscription and Software Revenue

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Cost of subscription and software revenue	$21,051	$20,376	$21,165	$675	3.3%	$(789)	(3.7)%
As a percent of revenue	4.4%	4.3%	4.8%
Cost of subscription and software revenue increased by $0.7 million during fiscal 2017 as compared with the prior fiscal year and decreased by $0.8 million during fiscal year 2016 as compared with the prior fiscal year. Subscription and software gross profit margin was 95.4% in fiscal 2017 and was consistent with 95.4% and 94.8% in fiscal years 2016 and 2015, respectively.
Cost of Services and Other Revenue

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$26,415	$28,235	$28,411	$(1,820)	(6.4)%	$(176)	(0.6)%
As a percent of revenue	5.5%	6.0%	6.5%
Cost of services and other revenue includes the cost of providing professional services and training.
Fiscal 2017 Compared to Fiscal 2016
Cost of services and other revenue decreased by $1.8 million during fiscal 2017 as compared to the prior fiscal year. The decrease was due to lower cost of training revenue of $1.7 million and lower cost of professional services revenue of $0.1 million.
Gross profit margin on services and other revenue decreased from 11.6% during fiscal 2016 to 10.2% during fiscal 2017 primarily due to lower services and other revenue.
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
Gross Profit

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Gross profit	$435,476	$423,733	$390,825	$11,743	2.8%	$32,908	8.4%
As a percent of revenue	90.1%	89.7%	88.7%
Fiscal 2017 Compared to Fiscal 2016

Gross profit increased by $11.7 million during fiscal 2017 as compared to the prior fiscal year and gross profit margin remained consistent at 90.1% in fiscal 2017 compared to 89.7% in fiscal 2016. The year-to-year increase in gross profit was primarily attributable to the growth of our subscription and software revenue, while gross profit margin remained consistent.
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
Operating Expenses
Selling and Marketing Expense

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Selling and marketing expense	$92,633	$91,536	$92,736	$1,097	1.2%	$(1,200)	(1.3)%
As a percent of revenue	19.2%	19.4%	21.1%
Fiscal 2017 Compared to Fiscal 2016
The year-over-year increase in selling and marketing expense in fiscal 2017 as compared to the prior fiscal year was primarily the result of higher commissions expense of $1.2 million, higher marketing costs of $1.0 million due to our biennial customer conference held in fiscal 2017, and higher professional fees of $0.9 million, partially offset by lower sales conference costs of $1.6 million due to the holding of one sales conference in the current fiscal year compared to two sales conferences in the prior fiscal year, and lower stock-based compensation of $0.7 million.
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
Research and Development Expense

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Research and development expense	$79,530	$67,152	$69,584	$12,378	18.4%	$(2,432)	(3.5)%
As a percent of revenue	16.5%	14.2%	15.8%
Fiscal 2017 Compared to Fiscal 2016
Research and development expenses increased by approximately $12.4 million during fiscal 2017 as compared to the prior fiscal year, which was primarily due to acquisitions and hiring related to our new asset performance management suite. The increase resulted primarily from higher compensation costs of $5.2 million related to an increase in headcount, higher stock-based compensation of $2.4 million, and higher overhead allocations of $1.9 million, as well as higher costs of acquired technology of $1.9 million and higher professional fees of $1.0 million.
In fiscal 2017 and 2016, we acquired technology in two separate transactions for $2.3 million and $0.3 million, respectively. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.
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
General and Administrative Expense

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
General and administrative expense	$51,297	$53,664	$48,713	$(2,367)	(4.4)%	$4,951	10.2%
As a percent of revenue	10.6%	11.4%	11.1%
Fiscal 2017 Compared to Fiscal 2016
The year-over-year decrease in general and administrative expense during fiscal 2017 as compared to the prior fiscal year was primarily attributable to lower acquisition costs of $3.4 million, lower overhead allocations of $2.2 million and lower compensation costs of $0.6 million, partially offset by higher professional fees of $1.9 million, which were primarily related to our assessment and implementation of ASU No. 2014-09 Revenue from Contracts with Customers, as well as higher stock-based compensation of $1.3 million and higher hardware and software maintenance costs of $0.7 million.
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
Interest Income

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Interest income	$808	$441	$487	$367	83.2%	$(46)	(9.4)%
As a percent of revenue	0.2%	0.1%	0.1%
Fiscal 2017 Compared to Fiscal 2016
The year-over-year increase in interest income during fiscal 2017 as compared to the prior fiscal year was attributable to a higher level of interest income from investments.
Fiscal 2016 Compared to Fiscal 2015
The year-over-year decrease in interest income during fiscal 2016 as compared to the prior fiscal year was attributable to a lower level of interest income from investments.

Interest Expense

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Interest expense	$(3,787)	$(1,212)	$(30)	$(2,575)	212.5%	$(1,182)	3,940.0%
As a percent of revenue	(0.8)%	(0.3)%	—%
Fiscal 2017 Compared to Fiscal 2016
The year-over-year increase in interest expense during fiscal 2017 as compared to the prior fiscal year was primarily attributable to interest expenses related to the Credit Agreement we entered into during fiscal 2016.
Fiscal 2016 Compared to Fiscal 2015
The year-over-year increase in interest expense during fiscal 2016 as compared to the prior fiscal year was primarily attributable to interest expenses related to the Credit Agreement we entered into during fiscal 2016.
Other Income (Expense), Net

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Other income (expense), net	$1,309	$29	$(778)	$1,280	4,413.8%	$807	(103.7)%
As a percent of revenue	0.3%	—%	(0.2)%
Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income (expense), net also includes miscellaneous non-operating gains and losses.
During fiscal 2017, other income, net was comprised of a $0.7 million litigation related recovery receipt and other net currency gains. During fiscal 2016, other income, net was less than $0.1 million of net currency gains, which was comprised primarily of $3.4 million of foreign currency exchange losses related to the Acquisition Bid, offset by $3.5 million of net currency gains. During fiscal 2015, other expense, net was $0.8 million, which was comprised primarily of net currency losses.
Provision for Income Taxes

	Year Ended June 30,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Provision for income taxes	$48,150	$70,688	$61,064	$(22,538)	(31.9)%	$9,624	15.8
Effective tax rate	22.9%	33.6%	34.0%
Fiscal 2017 Compared to Fiscal 2016
The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.
Our effective tax rate was 22.9% and 33.6% during fiscal 2017 and 2016, respectively.
We recognized income tax expense of $48.2 million during fiscal 2017 compared to $70.7 million during fiscal 2016. The $22.5 million year-over-year decrease was generally attributable to an income tax benefit of $19.1 million primarily resulting from the release of tax contingency reserves as a result of concluding an examination of our fiscal 2015 federal tax return by the IRS and additional federal and state research and development (“R&D”) credits.
As of June 30, 2017, we maintained a valuation allowance in the U.S. primarily for certain deferred tax assets related to capital losses that are anticipated to expire unused. We also maintain a valuation allowance on certain foreign subsidiary NOL carryforwards and state R&D credits because it is more likely than not that a benefit will not be realized. As of June 30, 2017 and 2016, our total valuation allowance was $11.3 million and $10.1 million, respectively.
We made cash tax payments totaling $65.5 million during fiscal 2017. We paid $60.8 million for U.S. federal and state income taxes and $4.7 million for foreign tax liabilities.
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
We recognized income tax expense of $70.7 million during fiscal 2016 compared to $61.1 million during fiscal 2015. The $9.6 million year-over-year increase was generally attributable to additional income tax expense of $10.9 million primarily resulting from higher U.S. pre-tax profit and foreign income inclusion. These increases were partially offset by an increased tax benefit of $1.3 million related to a Domestic Production Activity Deduction.
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
We made cash tax payments totaling $69.4 million during fiscal 2016. We paid $65.4 million for U.S. federal and state income taxes and $4.0 million for foreign tax liabilities.
Liquidity and Capital Resources
Resources
In recent years, we have financed our operations with cash generated from operating activities. As of June 30, 2017, our principal sources of liquidity consisted of $102.0 million in cash and cash equivalents. As of June 30, 2016, our principal sources of liquidity consisted of $318.3 million in cash and cash equivalents and $3.0 million of marketable securities.
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
Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with various lenders. On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again whole or in part without penalty. As of June 30, 2017 and 2016, we had $140.0 million in outstanding borrowings under the Credit Agreement.

For a more detailed description of the Credit Agreement, see Note 11, Credit Agreement, of our Consolidated Financial Statements.

Cash Equivalents and Cash Flows
Our cash equivalents of $79.7 million and $286.2 million as of June 30, 2017 and 2016, respectively, consisted primarily of money market funds. Our investments in marketable securities of $3.0 million as of June 30, 2016 consisted primarily of investment grade fixed income corporate debt securities with maturities ranging from less than two months. We had no investments in marketable securities as of June 30, 2017. The fair value of our portfolio is affected by interest rate movements, credit and liquidity risks. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity, while earning a return on our investment portfolio by investing available funds. We diversify our investment portfolio by investing in multiple types of investment-grade securities and attempt to mitigate a risk of loss by using a third-party investment manager.

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$182,386	$153,744	$191,985
Investing activities	(36,698)	47,221	27,466
Financing activities	(362,017)	(38,659)	(261,259)
Effect of exchange rates on cash balances	(53)	(219)	(1,469)
Increase (decrease) in cash and cash equivalents	$(216,382)	$162,087	$(43,277)
Operating Activities
Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.
Fiscal 2017
Cash from operating activities provided $182.4 million during fiscal 2017. This amount resulted from net income of $162.2 million, adjusted for non-cash items of $20.7 million, and net uses of cash of $0.5 million due to increases in operating assets of $9.9 million and increases in operating liabilities of $9.4 million.
Cash flow from operations for fiscal 2017 was reduced by expensing $2.3 million related to the purchases of non-capitalized acquired technology. Other acquisitions of technology qualified for capitalization and therefore the cash outflow is shown in the investing section of the consolidated statements of cash flows. Refer to the ‘Key Business Metrics - Free Cash Flow” and “Non-GAAP Operating Income” for further discussion of the non-capitalized acquired technology transaction.
Non-cash expenses within net income consisted primarily of stock-based compensation expense of $18.8 million, depreciation and amortization expense of $6.4 million, and net foreign currency gains of $1.0 million.
An increase in operating assets of $9.9 million and an increase in operating liabilities of $9.4 million decreased net cash from operating activities by $0.5 million. Uses of cash consisted of net decreases in accounts payable, accrued expenses and other current liabilities of $9.1 million, increases in accounts receivable of $7.5 million and increases in prepaid expenses, prepaid income taxes and other assets totaling $2.4 million. Partially offsetting these uses of cash were net increases in deferred revenue of $18.5 million.
Fiscal 2016
Cash from operating activities provided $153.7 million during fiscal 2016. This amount resulted from net income of $140.0 million, adjusted for non-cash items of $21.2 million, and net uses of cash of $7.4 million due to decreases in operating assets of $3.3 million and decreases in operating liabilities of $10.7 million.
During fiscal 2015 and 2014, we utilized tax credits and net operating losses to offset U.S. corporate income taxes payable and paid net taxes of $3.7 million and $7.2 million, respectively. We became a tax payer in fiscal year 2016, and paid taxes of $69.4 million.
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
A decrease in operating assets of $3.3 million and a decrease in operating liabilities of $10.7 million reduced net cash from operating activities by $7.4 million. Uses of cash consisted of decreases in deferred revenue of $6.2 million, net decreases in accounts payable, accrued expenses and other current liabilities of $4.5 million, and increases in prepaid expenses, prepaid income taxes and other assets totaling $6.1 million. Partially offsetting these uses of cash were decreases in accounts receivable of $9.4 million.
Investing Activities
Fiscal 2017
During fiscal 2017, we used $36.7 million of cash from investing activities. The use of cash was from $36.2 million for business acquisitions and $3.1 million for capital expenditures. Partially offsetting this use of cash was $2.6 million related to the net maturity of marketable securities.
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
Financing Activities
Fiscal 2017
During fiscal 2017, we used $362.0 million of cash for financing activities. We paid $371.5 million for repurchases of our common stock and paid withholding taxes of $5.8 million on vested and settled restricted stock units. Sources of cash in the period included proceeds of $9.3 million from the exercise of employee stock options and $6.0 million related to stock-based compensation tax deductions in excess of book compensation expense that reduced taxes payable and increased additional paid in capital.
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
Contractual Obligations and Requirements
Our contractual obligations consisted primarily of borrowings and interest under our Credit Agreement, operating lease commitments for our headquarters and other facilities, royalty and other obligations and were as follows as of June 30, 2017:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Cash Obligations:
Credit agreement (1)	$144,098	$144,098	$—	$—	$—
Operating leases	43,809	6,240	15,019	11,058	11,492
Royalty obligations	4,769	3,365	1,225	85	94
Deferred acquisition payments	8,650	8,650	—	—	—
Other purchase obligations	14,913	8,203	3,679	2,357	674
Total contractual cash obligations	$216,239	$170,556	$19,923	$13,500	$12,260
Other Commercial Commitments:
Standby letters of credit	$2,943	$2,675	$—	$—	$268
Total commercial commitments	$219,182	$173,231	$19,923	$13,500	$12,528
____________________________________________

(1)
The $144.1 million contractual obligation related to our Credit Agreement includes $140.0 million in outstanding borrowings and $4.1 million of interest expense and commitment fees as of June 30, 2017.

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
The above table does not reflect a liability for uncertain tax positions of $3.9 million as of June 30, 2017. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
For further information on our significant accounting policies, refer to Note 2, "Significant Accounting Policies," to our Consolidated Financial Statements.
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
Vendor-Specific Objective Evidence of Fair Value
We have established VSOE for professional services and certain training offerings, but not for our software products or our SMS offerings. We assess VSOE for SMS, professional services, and training based on an analysis of standalone sales of these offerings using the bell-shaped curve approach. We do not have a history of selling our Premier Plus SMS offering to customers on a standalone basis, and as a result are unable to establish VSOE for this deliverable. As of July 1, 2015, we were no longer able to establish VSOE for SMS offerings sold with our legacy term license arrangements. As a result, legacy term agreements that include legacy SMS entered into subsequent to June 30, 2015, are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our legacy term arrangements did not have a material impact on our revenue in fiscal 2016 and 2017 and is not expected to have a material impact on our revenue in future periods.
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
Legacy term license arrangements do not include the same rights as those provided to customers under the aspenONE licensing model and point product arrangements with Premier Plus SMS. Legacy SMS revenue is generated from legacy SMS offerings provided in support of legacy term license arrangements. Customers typically receive SMS for one year and then can elect to renew SMS annually. During fiscal 2015 and prior periods, we had VSOE for certain legacy SMS offerings sold with term license arrangements and could therefore separate the undelivered elements. Accordingly, license fee revenue for legacy term license arrangements was recognized upon delivery of the software products using the residual method, provided all other revenue recognition requirements were met. VSOE of fair value for the undelivered SMS component sold with our term license arrangements was deferred and subsequently amortized into revenue ratably over the contractual term of the SMS arrangement. As of July 1, 2015, we were no longer able to establish VSOE for SMS offerings sold with our legacy term license arrangements. As a result, legacy term agreements that include legacy SMS entered into subsequent to June 30, 2015, are recognized ratably over the legacy SMS service period. Loss of VSOE on legacy SMS offerings sold with our legacy term arrangements did not have a material impact on our revenue in fiscal 2016 and 2017 and is not expected to have a material impact on our revenue in future periods.
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
Accounting for Income Taxes
We utilize the asset and liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and statutes that will be in effect when the differences are expected to reverse. Deferred tax assets can result from unused operating losses, R&D and foreign tax credit carryforwards and deductions recorded for financial statement purposes prior to them being deductible on a tax return.
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
Our U.S. and foreign tax returns are subject to periodic compliance examinations by various local and national tax authorities through periods defined by the tax code in applicable jurisdictions. The years prior to 2016 are closed in the United States, although the utilization of tax credits generated in earlier periods will keep these periods open for examination to the extent of the credits claimed in fiscal 2016. Similarly, the years prior to 2015 are closed in the United Kingdom, although the utilization of net operating loss carryforwards generated in earlier periods will keep the periods open for examination. Our Canadian subsidiaries are subject to audit from 2012 forward, and certain other of our international subsidiaries are subject to audit from 2007 forward. In connection with examinations of tax filings, tax contingencies can arise from differing interpretations of applicable tax laws and regulations relative to the amount, timing or proper inclusion or exclusion of revenue and expenses in taxable income or loss. For periods that remain subject to audit, we have asserted and unasserted potential assessments that are subject to final tax settlements.
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
Recent Accounting Pronouncements
Refer to Note 2 (o) "Recent Accounting Pronouncements," to our Consolidated Financial Statements for information about recent accounting pronouncements.
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
Foreign Currency Risk
During fiscal 2017 and 2016, 9.8% and 11.5% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2017 and fiscal 2016. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.
During fiscal 2017 and fiscal 2016, we recorded net foreign currency gains of less than $0.6 million and losses of less than $0.1 million, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $3.2 million and $5.0 million for fiscal 2017 and 2016, respectively.
Interest Rate Risk
We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.
We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short-to intermediate-term investments with maturities ranging from less than 2 months as of June 30, 2016. We had no investments in debt securities as of June 30, 2017. We do not use derivative financial instruments in our investment portfolio.
Our analysis of our investment portfolio and interest rates at June 30, 2017 and 2016 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We had $140.0 million in outstanding borrowings under our Credit Agreement as of June 30, 2017. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP, are presented following Item 15 of this Form 10-K:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended June 30, 2017, 2016 and 2015
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
a)    Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017 based on criteria established in "Internal Control—Integrated Frameworks (2013) issued by the Committee of Sponsors Organizations of the Treadway Commission ("COSO"), and concluded that, as of June 30, 2017, our internal control over financial reporting was effective.
KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2017. This report appears below.
c)     Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2017, no changes were identified to our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aspen Technology, Inc.:
We have audited Aspen Technology, Inc.'s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aspen Technology, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended June 30, 2017, and our report dated August 10, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Boston, Massachusetts
August 10, 2017
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain information required under this Item 10 will appear under the sections entitled “Executive Officers of the Registrant,” “Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” “Code of Business Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.
Item 11.    Executive Compensation.
Certain information required under this Item 11 will appear under the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Employment and Change in Control Agreements” in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Certain information required under this Item 12 will appear under the sections entitled “Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Certain information required under this Item 13 will appear under the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Related Party Transactions” in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Certain information required under this Item 14 will appear under the section entitled “Independent Registered Public Accountants” in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.

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

ASPEN TECHNOLOGY, INC.
Date: August 10, 2017	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri President and Chief Executive Officer

Date: August 10, 2017	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONIO J. PIETRI	President and Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2017
Antonio J. Pietri

/s/ KARL E. JOHNSEN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2017
Karl E. Johnsen

/s/ ROBERT M. WHELAN, JR.	Chairman of the Board of Directors	August 10, 2017
Robert M. Whelan, Jr.

/s/ DONALD P. CASEY	Director	August 10, 2017
Donald P. Casey

/s/ GARY E. HAROIAN	Director	August 10, 2017
Gary E. Haroian

/s/ JOAN C. MCARDLE	Director	August 10, 2017
Joan C. McArdle

/s/ SIMON OREBI GANN	Director	August 10, 2017
Simon Orebi Gann

/s/ R. HALSEY WISE	Director	August 10, 2017
R. Halsey Wise

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aspen Technology, Inc.:
We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aspen Technology, Inc.'s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 10, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Boston, Massachusetts
August 10, 2017

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$453,512	$440,408	$405,640
Services and other	29,430	31,936	34,761
Total revenue	482,942	472,344	440,401
Cost of revenue:
Subscription and software	21,051	20,376	21,165
Services and other	26,415	28,235	28,411
Total cost of revenue	47,466	48,611	49,576
Gross profit	435,476	423,733	390,825
Operating expenses:
Selling and marketing	92,633	91,536	92,736
Research and development	79,530	67,152	69,584
General and administrative	51,297	53,664	48,713
Total operating expenses	223,460	212,352	211,033
Income from operations	212,016	211,381	179,792
Interest income	808	441	487
Interest (expense)	(3,787)	(1,212)	(30)
Other income (expense), net	1,309	29	(778)
Income before provision for income taxes	210,346	210,639	179,471
Provision for income taxes	48,150	70,688	61,064
Net income	$162,196	$139,951	$118,407
Net income per common share:
Basic	$2.12	$1.69	$1.34
Diluted	$2.11	$1.68	$1.33
Weighted average shares outstanding:
Basic	76,491	82,892	88,398
Diluted	76,978	83,309	89,016
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Net income	$162,196	$139,951	$118,407
Other comprehensive loss:
Net unrealized gains (losses) on available for sale securities, net of tax effects of $12 and $15 for fiscal years 2016 and 2015	—	22	(29)
Foreign currency translation adjustments	(1,192)	(3,841)	(2,873)
Total other comprehensive loss	(1,192)	(3,819)	(2,902)
Comprehensive income	$161,004	$136,132	$115,505
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016
	(Dollars in Thousands, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$101,954	$318,336
Short-term marketable securities	—	3,006
Accounts receivable, net	27,670	20,476
Prepaid expenses and other current assets	12,061	13,948
Prepaid income taxes	4,501	5,557
Total current assets	146,186	361,323
Property, equipment and leasehold improvements, net	13,400	15,825
Computer software development costs, net	667	720
Goodwill	51,248	23,438
Intangible assets, net	20,789	5,000
Non-current deferred tax assets	14,352	12,236
Other non-current assets	1,300	1,196
Total assets	$247,942	$419,738
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,467	$3,559
Accrued expenses and other current liabilities	48,149	36,105
Income taxes payable	1,603	439
Borrowings under credit agreement	140,000	140,000
Current deferred revenue	272,024	252,520
Total current liabilities	467,243	432,623
Non-current deferred revenue	28,335	29,558
Other non-current liabilities	13,148	32,591
Commitments and contingencies (Note 16)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of June 30, 2017 and 2016 Issued and outstanding—none as of June 30, 2017 and 2016	—	—
Stockholders' deficit:
Common stock, $0.10 par value—Authorized—210,000,000 shares Issued—102,567,129 shares at June 30, 2017 and 102,031,960 shares at June 30, 2016 Outstanding—73,421,153 shares at June 30, 2017 and 80,177,950 shares at June 30, 2016	10,257	10,203
Additional paid-in capital	687,479	659,287
Retained earnings (deficit)	156,520	(5,676)
Accumulated other comprehensive income	1,459	2,651
Treasury stock, at cost—29,145,976 shares of common stock at June 30, 2017 and 21,854,010 shares at June 30, 2016	(1,116,499)	(741,499)
Total stockholders' deficit	(260,784)	(75,034)
Total liabilities and stockholders' deficit	$247,942	$419,738
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' (Deficit) Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2014	101,033,740	$10,103	$591,324	$(264,034)	$9,372	9,371,890	$(263,089)	$83,676
Comprehensive income (loss):
Net income	—	—	—	118,407	—	—	—	118,407
Other comprehensive loss	—	—	—	—	(2,902)			(2,902)
Exercise of stock options	308,847	31	4,635	—	—	—		4,666
Withholding taxes related to restricted stock units net share settlement	264,933	27	(5,684)	—	—	—	—	(5,657)
Repurchase of common stock	—	—	—	—	—	7,731,428	(298,344)	(298,344)
Stock-based compensation	—	—	14,584	—	—	—	—	14,584
Excess tax benefits from stock-based compensation	—	—	37,024					37,024
Balance June 30, 2015	101,607,520	$10,161	$641,883	$(145,627)	$6,470	17,103,318	$(561,433)	$(48,546)
Comprehensive income (loss):
Net income	—	—	—	139,951	—	—	—	139,951
Other comprehensive loss	—	—	—	—	(3,819)			(3,819)
Exercise of stock options	201,706	20	3,900	—	—	—		3,920
Withholding taxes related to restricted stock units net share settlement	222,734	22	(4,431)	—	—	—	—	(4,409)
Repurchase of common stock	—	—	—	—	—	4,750,692	(180,066)	(180,066)
Stock-based compensation	—	—	15,727	—	—	—	—	15,727
Excess tax benefits from stock-based compensation	—	—	2,208					2,208
Balance June 30, 2016	102,031,960	$10,203	$659,287	$(5,676)	$2,651	21,854,010	$(741,499)	$(75,034)
Comprehensive income (loss):
Net income	—	—	—	162,196	—	—	—	162,196
Other comprehensive loss	—	—	—	—	(1,192)			(1,192)
Exercise of stock options	332,937	34	9,239	—	—	—		9,273
Withholding taxes related to restricted stock units net share settlement	202,232	20	(5,812)	—	—	—	—	(5,792)
Repurchase of common stock	—	—	—	—	—	7,291,966	(375,000)	(375,000)
Stock-based compensation	—	—	18,800	—	—	—	—	18,800
Excess tax benefits from stock-based compensation	—	—	5,965					5,965
Balance June 30, 2017	102,567,129	$10,257	$687,479	$156,520	$1,459	29,145,976	$(1,116,499)	$(260,784)
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Operating activities:
Net income	$162,196	$139,951	$118,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,405	6,061	6,216
Net foreign currency gains	(1,036)	(3,666)	(1,552)
Stock-based compensation expense	18,800	15,727	14,584
Deferred income taxes	(4,286)	2,499	20,112
Provision for (recovery from) bad debts	199	260	(513)
Tax benefits from stock-based compensation	5,965	2,208	37,024
Excess tax benefits from stock-based compensation	(5,965)	(2,208)	(37,024)
Other non-cash operating activities	602	321	1,619
Changes in assets and liabilities, excluding initial effects of acquisitions:
Accounts receivable	(7,480)	9,382	8,028
Prepaid expenses, prepaid income taxes, and other assets	(2,421)	(6,106)	4,232
Accounts payable, accrued expenses, income taxes payable and other liabilities	(9,070)	(4,489)	5,933
Deferred revenue	18,477	(6,196)	14,919
Net cash provided by operating activities	182,386	153,744	191,985
Investing activities:
Purchases of marketable securities	(683,748)	—	(50,065)
Maturities of marketable securities	686,346	58,973	85,535
Purchase of property, equipment and leasehold improvements	(2,720)	(3,483)	(7,645)
Payments for business acquisitions, net of cash acquired	(36,171)	(8,000)	—
Payments for capitalized computer software costs	(405)	(269)	(359)
Net cash (used in) provided by investing activities	(36,698)	47,221	27,466
Financing activities:
Exercise of stock options	9,273	3,924	4,662
Repurchases of common stock	(371,491)	(178,604)	(297,246)
Payment of tax withholding obligations related to restricted stock	(5,764)	(4,480)	(5,699)
Excess tax benefits from stock-based compensation	5,965	2,208	37,024
Proceeds from credit agreement	—	140,000	—
Payments of credit agreement issuance costs	—	(1,707)	—
Net cash used in financing activities	(362,017)	(38,659)	(261,259)
Effect of exchange rate changes on cash and cash equivalents	(53)	(219)	(1,469)
(Decrease) increase in cash and cash equivalents	(216,382)	162,087	(43,277)
Cash and cash equivalents, beginning of year	318,336	156,249	199,526
Cash and cash equivalents, end of year	$101,954	$318,336	$156,249

Supplemental disclosure of cash flow information:
Income tax paid, net	$65,536	$69,028	$3,712
Interest paid	3,444	963	30
Supplemental disclosure of non-cash investing and financing activities:
Change in landlord improvement allowance included in leasehold improvements and deferred rent liability	$—	$—	$6,064
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	(47)	(825)	675
Change in common stock repurchases included in accounts payable and accrued expenses	3,509	1,462	1,098
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Operations
Aspen Technology, Inc., together with its subsidiaries, is a leading global supplier of asset optimization solutions that optimize asset design, operations and maintenance lifecycle in complex, industrial environments. Our aspenONE software and related services have been developed specifically for companies in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, transportation, power, metals and mining, pulp and paper, and consumer packaged goods. Customers use our solutions to improve their competitiveness and profitability by increasing throughput, energy efficiency, and production, reducing unplanned downtime, enhancing capital efficiency, and decreasing working capital requirements over the entire asset lifecycle to support operational excellence. We operate globally in 31 countries as of June 30, 2017.
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
(d)    Revenue Recognition
We generate revenue from the following sources: (1) Subscription and software revenue; and (2) Services and other revenue. We sell our software products to end users primarily under fixed-term licenses. We license our software products primarily through a subscription offering which we refer to as our aspenONE licensing model, which includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the number of tokens purchased by the customer.
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2017 and 2016, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.
(e)    Computer Software Development Costs

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Total computer software costs capitalized were $0.4 million, $0.3 million and $0.4 million during the years ended June 30, 2017, 2016 and 2015, respectively. Total amortization expense charged to operations was approximately $0.5 million, $0.6 million and $0.7 million for the years ended June 30, 2017, 2016 and 2015, respectively. Computer software development accumulated amortization totaled $74.3 million and $73.8 million as of June 30, 2017 and 2016, respectively. Weighted average remaining useful life of computer software development costs was 0.6 years and 0.7 years at June 30, 2017 and 2016, respectively.
At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. During the years ending June 30, 2017, 2016 and 2015, our computer software development costs were not considered impaired and as such, we did not recognize impairment losses during the periods then ended.
(f)   Foreign Currency Translation
The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment and is the local currency of the subsidiary. Gains and losses from foreign currency translation related to entities whose functional currency is their local currency are credited or charged to accumulated other comprehensive income included in stockholders' deficit in the consolidated balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. Net foreign currency transaction and remeasurement gains were less than $0.6 million in fiscal 2017 and losses were less than $0.1 million and $0.8 million in fiscal 2016 and 2015, respectively.
(g)  Concentration of Credit Risk
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
Concentration of credit risk with respect to receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not require collateral or other security in support of our receivables. As of June 30, 2017, we had one customer receivable balances that represented approximately 18% of our total receivables. As of June 30, 2016, we had two customer receivable balances that represented approximately 10% and 15% of our total receivables, and were collected subsequent to June 30, 2016.
(h)   Computer Software Developed for Internal Use and Long-Lived Assets
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
In fiscal 2017 and 2016 there were no capitalized direct labor costs associated with our development of software for internal use. In fiscal 2015, we capitalized direct labor costs of $0.3 million associated with our development of software for internal use. These costs are included within property, plant and equipment in our consolidated balance sheets.
Impairment of Long-Lived Assets:

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(i)   Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income and its components for fiscal 2017, 2016 and 2015 are disclosed in the accompanying consolidated statements of comprehensive income.
As of June 30, 2017, 2016 and 2015, accumulated other comprehensive income is comprised of foreign translation adjustments of $1.5 million, $2.7 million $6.5 million, respectively, and net unrealized gains (losses) on available for sale securities of less than $0.1 million, $(0.1) million and ($0.1) million, respectively.
(j)   Accounting for Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.
(k)   Income Taxes
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
(l)   Loss Contingencies
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
(m)   Advertising Costs
Advertising costs are expensed as incurred and are classified as sales and marketing expenses. We incurred advertising expenses of $3.2 million, $2.3 million and $2.9 million during fiscal 2017, 2016 and 2015, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
During fiscal 2017, 2016 and 2015, we acquired certain technologies for $2.3 million, $0.3 million and $3.3 million, respectively. At the time we acquired the technology, the project to develop a commercially available product did not meet the definition of having reached technological feasibility and as such, the entire cost of the acquired technology was expensed as research and development expense.
(o)    Recent Accounting Pronouncements
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The amendment changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not anticipate the adoption of ASU No. 2017-01 will have a material effect on the consolidated financial statements or related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350) - Simplifying the Test for Goodwill Impairment. The amendment eliminates Step 2 of the goodwill impairment test and requires goodwill

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We do not anticipate the adoption of ASU No. 2017-04 will have a material effect on the consolidated financial statements or related disclosures.

(3) Marketable Securities
Our marketable securities are classified as available-for-sale and reported at fair value on the consolidated balance sheets. Net unrealized gains (losses) are reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on investments are recognized in earnings as incurred. We had no investments in marketable securities as of June 30, 2017 and $3.0 million of investments in marketable securities as of June 30, 2016, which were comprised of U.S. corporate bonds with maturities of less than one year.
We review our marketable securities for impairment at each reporting period to determine if any of our securities have experienced an other-than-temporary decline in fair value in accordance with the provisions of ASC Topic 320, Investments—Debt and Equity Securities. We consider factors, such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer, our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of its amortized cost basis. If we believe that an other-than-temporary decline in fair value has occurred, we write down the investment to fair value and recognize the credit loss in earnings and the non-credit loss in accumulated other comprehensive income. During fiscal 2017 and 2016, our marketable

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities were not considered other-than-temporarily impaired and, as such, we did not recognize impairment losses during the periods then ended.

(4) Fair Value
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
Cash equivalents of $79.7 million and $286.2 million as of June 30, 2017 and June 30, 2016, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

We held no marketable securities as of June 30, 2017. Marketable securities of $3.0 million as of June 30, 2016 were reported at fair value calculated in accordance with the market approach, utilizing market consensus pricing models with quoted prices that were directly or indirectly observable, or “Level 2 inputs.”

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

(5) Accounts Receivable
Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of June 30, 2017 and 2016:

	Gross	Allowance	Net
	(Dollars in Thousands)
June 30, 2017:
Accounts Receivable	$28,955	$1,285	$27,670

June 30, 2016:
Accounts Receivable	$22,080	$1,604	$20,476

As of June 30, 2017, we had one customer receivable balance that individually represented approximately 18% of our total receivables.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Property and Equipment
Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2017	2016
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$8,262	$10,387
Purchased software	24,091	23,705
Furniture & fixtures	6,805	6,712
Leasehold improvements	12,025	12,523
Property, equipment and leasehold improvements, at cost	51,183	53,327
Accumulated depreciation	(37,783)	(37,502)
Property, equipment and leasehold improvements, net	$13,400	$15,825
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
During fiscal 2017, we wrote off fully depreciated property, equipment and leasehold improvements that were no longer in use with gross book values of $3.3 million.
Depreciation expense was $5.0 million, $5.1 million and $4.7 million for fiscal 2017, 2016 and 2015, respectively.
We account for asset retirement obligations in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations. Our asset retirement obligations relate to leasehold improvements for leased properties. The balance of our asset retirement obligations was $0.9 million as of June 30, 2017 and 2016, respectively.

(7) Acquisitions
Mtelligence Corporation
On October 26, 2016, we completed the acquisition of all the outstanding shares of Mtelligence Corporation (“Mtell”), a provider of predictive and prescriptive maintenance software and related services used to optimize asset performance, for total cash consideration of $37.4 million. The purchase price consisted of $31.9 million of cash paid at closing and an additional $5.5 million to be held back until April 2018 as security for certain representations, warranties, and obligations of the sellers. The holdback was recorded at its fair value as of the acquisition date of $5.3 million, and is recorded in other current liabilities in our consolidated balance sheet.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A preliminary allocation of the purchase price is as follows. The valuation of certain acquired customer contract obligations is considered preliminary as of June 30, 2017.

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
Technology and Trademarks
In August 2016, we acquired certain technology and trademarks for total cash consideration of $6.0 million. The purchase price consisted of $5.4 million of cash paid at closing and up to an additional $0.6 million to be paid in August 2017. The acquisition met the definition of a business combination as it contained inputs and processes that are capable of being operated as a business. We allocated $4.0 million of the purchase price to developed technology and $2.0 million to goodwill. The fair value of the developed technology of $4.0 million was determined using the replacement cost approach. The developed technology is being amortized on a straight-line basis over its estimated useful life of 6 years. The acquisition is treated as an asset purchase for tax purposes and accordingly, the goodwill resulting from the acquisition is expected to be deductible.
Fidelis Group, LLC
In June 2016, we completed the acquisition of all the outstanding shares of Fidelis Group, LLC ("Fidelis"), a provider of asset reliability software used to predict and optimize asset performance. The purchase price consisted of $8.0 million of cash paid at closing and up to an additional $2.0 million to be paid in December 2017.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An allocation of the purchase price is as follows, including adjustments identified subsequent to the acquisition date.

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$49
Identifiable intangible assets:
Developed technology	1,272
Customer relationships	753
In-process research and development	3,097

Goodwill	6,722
Deferred tax liabilities, net	(1,893)
Total assets acquired	$10,000

(8) Intangible Assets
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
Intangible assets consist of the following as of June 30, 2017 and 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2017:
Technology and patents	$22,350	$(3,254)	$19,096
Customer relationships	1,432	(169)	1,263
Non-compete agreements	553	(123)	430
Total	$24,335	$(3,546)	$20,789
June 30, 2016:
Technology and patents	$3,696	$(2,596)	$1,100
In-process research & development	3,200	—	3,200
Customer relationships	700	—	700
Total	$7,596	$(2,596)	$5,000
Amortization expense for technology and patents is included in operating expenses and amounted to $1.0 million, $0.1 million and $0.7 million in fiscal 2017, 2016 and 2015, respectively. Amortization expense is expected to be approximately $2.1 million in fiscal 2018, $2.1 million in fiscal 2019, $2.1 million in fiscal 2020, $2.2 million in fiscal 2021, $2.5 million in fiscal 2022, and $9.8 million thereafter.

(9) Goodwill

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for our subscription and software reporting unit during fiscal years ending June 30, 2017 and 2016 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
June 30, 2016:	$89,007	$(65,569)	$—	$23,438
Goodwill from Mtell acquisition	28,160	—	—	28,160
Goodwill from technology acquisition	2,000	—	—	2,000
Subsequent Fidelis goodwill adjustment	(62)	—	—	(62)
Subsequent Mtell goodwill adjustment	(2,272)	—	—	(2,272)
Foreign currency translation	—	—	(16)	(16)
June 30, 2017:	$116,833	$(65,569)	$(16)	$51,248

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
June 30, 2015:	$82,929	$(65,569)	$—	$17,360
Goodwill from Fidelis acquisition	6,784	—	—	6,784
Foreign currency translation	—	—	(706)	(706)
June 30, 2016:	$89,713	$(65,569)	$(706)	$23,438

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
We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2016 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. No triggering events indicating goodwill impairment occurred during fiscal 2017, 2016 and 2015.

(10) Accrued Expenses and Other Liabilities

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following:

	June 30, 2017	June 30, 2016
	(Dollars in Thousands)
Payroll and payroll-related	$20,864	$17,809
Royalties and outside commissions	2,733	2,640
Professional fees	2,216	1,696
Deferred acquisition payments	8,548	584
Other	13,788	13,376
Total accrued expenses and other current liabilities	$48,149	$36,105
Other non-current liabilities in the accompanying consolidated balance sheets consist of the following:

	June 30, 2017	June 30, 2016
	(Dollars in Thousands)
Deferred rent	$6,916	$6,361
Uncertain tax positions	3,921	23,535
Deferred acquisition payments	—	2,000
Other	2,311	695
Total other non-current liabilities	$13,148	$32,591

(11) Credit Agreement
On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. As of June 30, 2017, we had $140.0 million in outstanding borrowings under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio. We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rate as of June 30, 2017 was 2.73%.
All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. We were in compliance with all covenants as of June 30, 2017.
(12) Stock-Based Compensation
Stock Compensation Plans

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2016, the shareholders approved the establishment of the 2016 Omnibus Incentive Plan (the 2016 Plan), which provides for the issuance of a maximum of 6,000,000 shares of common stock. The 2016 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2017, there were 6,000,000 shares of common stock available for issuance subject to awards under the 2016 Plan.
In April 2010, the shareholders approved the establishment of the 2010 Equity Incentive Plan (the 2010 Plan), which provides for the issuance of a maximum of 7,000,000 shares of common stock. The 2010 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2017, there were 2,781,925 shares of common stock available for issuance subject to awards under the 2010 Plan.
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
The weighted average estimated fair value of option awards granted during fiscal 2017, 2016 and 2015 was $13.16, $13.16, and $13.43, respectively.
We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2017	2016	2015
Risk-free interest rate	1.2%	1.4%	1.5%
Expected dividend yield	None	None	None
Expected life (in years)	4.6	4.6	4.6
Expected volatility factor	31%	34%	35%

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock-based compensation expense and its classification in the accompanying consolidated statements of operations for fiscal 2017, 2016 and 2015 was as follows:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Recorded as expenses:
Cost of service and other	$1,477	$1,390	$1,351
Selling and marketing	3,652	4,351	3,056
Research and development	5,806	3,423	3,881
General and administrative	7,865	6,563	6,296
Total stock-based compensation	$18,800	$15,727	$14,584
A summary of stock option and RSU activity under all equity plans in fiscal 2017 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	1,314,142	$32.47	7.23	$12,340	493,332	$41.06
Granted	482,982	46.31			532,656	46.59
Settled (RSUs)					(310,074)	41.71
Exercised	(332,937)	27.85
Cancelled / Forfeited	(110,629)	39.40			(99,916)	40.42
Outstanding at June 30, 2017	1,353,558	$37.98	7.30	$23,535	615,998	$45.62
Exercisable at June 30, 2017	808,094	$33.04	6.35	$17,958
Vested and expected to vest at June 30, 2017	1,288,241	$37.61	7.23	$22,877	542,323	$45.58
During fiscal 2017, 2016 and 2015, the weighted average grant-date fair value of RSUs granted was $46.59, $41.86 and $42.65, respectively. During fiscal 2017, 2016 and 2015 the total fair value of vested shares from RSU grants amounted to $16.6 million, $12.7 million and $16.1 million, respectively.
As of June 30, 2017, the total future unrecognized compensation cost related to stock options and RSUs was $6.1 million and $23.0 million, respectively, and are expected to be recorded over a weighted average period of 2.5 years and 2.6 years, respectively.
During fiscal 2017, 2016 and 2015 the weighted average exercise price of stock options granted was $46.31, $42.66 and $42.66. The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $7.9 million, $4.1 million and $8.2 million, respectively. We received $9.3 million, $3.9 million and $4.6 million in cash proceeds from option exercises during fiscal 2017, 2016 and 2015, respectively. We paid $5.8 million, $4.4 million and $5.7 million for withholding taxes on vested RSUs during fiscal 2017, 2016 and 2015, respectively.
At June 30, 2017, common stock reserved for future issuance or settlement under equity compensation plans was 10.8 million shares.
(13) Common Stock
On January 22, 2015, our Board of Directors approved a share repurchase program for up to $450 million worth of our common stock. On April 26, 2016 and June 8, 2017, the Board of Directors approved a $400 million and $200 million increase

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in our current share repurchase plan, respectively. The timing and amount of any shares repurchased are based on market conditions and other factors. All share repurchases of our common stock have been recorded as treasury stock under the cost method.
On August 29, 2016, as part of our common stock repurchase program, we entered into an accelerated share repurchase program (the "ASR Program") with a third-party financial institution. Pursuant to the terms of the ASR Program, we made an upfront payment of $100.0 million in exchange for the delivery of approximately 2.1 million shares of our common stock, which was determined based on the volume-weighted average price per share of our common stock over the term of the ASR Program, less an agreed-upon discount. These shares were recorded as an increase to treasury stock.

During fiscal 2017, we repurchased 5,185,257 shares of our common stock in the open market for $275.0 million and 2,106,709 shares of our common stock for $100.0 million as part of the ASR Program.
We repurchased 4,750,692 shares and 7,731,428 shares of our common stock for $180.1 million and $298.3 million during fiscal 2016 and 2015, respectively.
As of June 30, 2017, the remaining dollar value under the stock repurchase program approved on January 22, 2015 and amended on April 26, 2016 was $346.3 million.

(14) Net Income Per Share
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
The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the years ended June 30, 2017, 2016 and 2015 are as follows:

	Year Ended June 30,
	2017	2016	2015
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$162,196	$139,951	$118,407

Weighted average shares outstanding	76,491	82,892	88,398
Dilutive impact from:
Employee equity awards	487	417	618
Dilutive weighted average shares outstanding	76,978	83,309	89,016
Income per share
Basic	$2.12	$1.69	$1.34
Dilutive	$2.11	$1.68	$1.33

For the years ended June 30, 2017, 2016 and 2015, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, during the year ended June 30, 2017, options to purchase 27,778 shares of our common stock were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $54.22 per share to $63.05 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of June 30, 2017 and expire at various dates through June 5, 2027.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potential common shares were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive at the balance sheet date:

	Year Ended June 30,
	2017	2016	2015
	(Shares in Thousands)
Employee equity awards	525	1,028	587

(15) Income Taxes
Income before provision for income taxes consists of the following:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Domestic	$202,053	$201,885	$175,805
Foreign	8,293	8,754	3,666
Income before provision for income taxes	$210,346	$210,639	$179,471
The provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Federal—
Current	$69,385	$56,535	$—
Deferred	(22,449)	7,496	55,895
State—
Current	1,737	1,866	2,176
Deferred	(1,079)	204	729
Foreign—
Current	2,067	4,554	3,382
Deferred	(1,511)	33	(1,118)
	$48,150	$70,688	$61,064

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from that based on the federal statutory rate due to the following:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Federal tax provision at statutory rate	$73,621	$73,723	$62,815
State income taxes	967	1,153	2,114
Subpart F and dividend income	2,912	3,581	2,799
Foreign taxes and rate differences	(206)	(663)	(222)
Stock-based compensation	991	1,359	763
Tax credits	(6,614)	(3,867)	(3,562)
Tax contingencies	(19,645)	(581)	(641)
Return to provision adjustments	464	658	384
Domestic Production Activity Deduction	(6,261)	(4,892)	(3,600)
Valuation allowance	1,522	49	176
Other	399	168	38
Provision for income taxes	$48,150	$70,688	$61,064
Deferred tax assets (liabilities) consist of the following at June 30, 2017 and 2016:

	Year Ended June 30,
	2017	2016
	(Dollars in Thousands)
Deferred tax assets:
Federal and state credits	$2,553	$1,270
Capital loss carryforwards	7,940	8,073
Net operating loss carryforwards	3,028	1,742
Deferred revenue	5,881	7,821
Other reserves and accruals	10,701	6,762
Intangible assets	1,730	1,616
Property, leasehold improvements, and other basis differences	2,470	1,853
Other temporary differences	971	870
	35,274	30,007
Deferred tax liabilities:
Deferred revenue	(44)	(1,276)
Intangible assets	(7,017)	(2,912)
Property, leasehold improvements, and other basis differences	(2,634)	(3,305)
Other temporary differences	—	(508)
	(9,695)	(8,001)
Valuation allowance	(11,259)	(10,119)
Net deferred tax assets	$14,320	$11,887
Reflected in the deferred tax assets above at June 30, 2017, we have foreign net operating loss carryforwards of $3.0 million, some of which will expire beginning in 2019 and others with unlimited carryforwards, and state research and development credits of $2.4 million which begin to expire in 2025.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2017 and fiscal 2016, we recorded reductions in the income taxes payable of $6.0 million and $2.2 million, respectively, with an increase to additional paid in capital, for the benefits of excess stock-based compensation deductions recognized during the period primarily in the United States.
Our valuation allowance for deferred tax assets was $11.3 million and $10.1 million as of June 30, 2017 and 2016 respectively. The most significant portion of the valuation allowance is attributable to a reserve against US capital loss carryforward deferred tax assets of $8.0 million and state R&D tax credits.
For fiscal 2017, our income tax provision included amounts determined under the provisions of ASC 740 intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." Tax liabilities were recorded as a component of our income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.
A reconciliation of the reserve for uncertain tax positions is as follows:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Uncertain tax positions, beginning of year	$23,535	$19,870	$21,193
Gross (decreases) increases—tax positions in prior period	(19,116)	67	238
Gross increases—tax positions in current period	—	5,474	—
Gross decreases—lapse of statutes	(830)	(1,772)	(1,024)
Currency translation adjustment	332	(104)	(537)
Uncertain tax positions, end of year	$3,921	$23,535	$19,870
At June 30, 2017, the total amount of unrecognized tax benefits is $3.9 million. Upon being recognized, the amount would reduce the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as provision for (benefit from) income taxes. At June 30, 2017, we had approximately $0.5 million of accrued interest and $0.2 million of penalties related to uncertain tax positions. We recorded a benefit for interest and penalties of approximately $1.3 million during fiscal 2017.
During the fourth quarter of fiscal 2017, we settled an audit with the Internal Revenue Services (“IRS”) for the fiscal 2015. As a result of settling the audit, we released a significant portion of our reserve for US tax positions. The amount reversed in the fourth quarter related to settling the tax audit was $19.2 million.
We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 2007 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.
(16) Commitments and Contingencies
Operating Leases
We lease certain facilities and various office equipment under non-cancellable operating leases with terms in excess of one year. Rental expense, including short term leases, maintenance charges and taxes on leased facilities, was approximately $8.4 million, $8.3 million and $8.3 million for fiscal years 2017, 2016 and 2015, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases as of June 30, 2017 are as follows:

Year Ended June 30,	Operating Leases
(Dollars in Thousands)
2018	$6,240
2019	7,926
2020	7,093
2021	5,810
2022	5,248
Thereafter	11,492
Total	$43,809
Letters of Credit
Standby letters of credit for $2.9 million secure our performance on professional services contracts and certain facility leases. The letters of credit expire at various dates through fiscal 2025.
Legal Matters
In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer's expectations. In March 2014, a judgment was issued by the trial court against us in the amount of approximately 1.9 million Euro (“€”) plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  In March 2016, the appellate court determined that we are liable for damages in the amount of approximately €1.7 million plus interest, with the possibility of additional damages to be determined in further proceedings by the appellate court. As of June 30, 2017, there has been no change to the appellate court’s determination.
While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there are no such matters, as of June 30, 2017 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at June 30, 2017, and are not material to our financial position for the periods then ended. As of June 30, 2017, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys' fees and costs, diversion of management resources and other factors.
(17) Retirement Plans
We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (IRC) covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee's pretax contribution. We made matching contributions of approximately $2.5 million, $2.4 million and $2.2 million in fiscal 2017, 2016 and 2015, respectively. Additionally, we participate in certain government mandated and defined contribution plans throughout the world for which we comply with all funding requirements.
(18) Segment and Geographic Information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. Our chief operating decision maker is our President and Chief Executive Officer.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have two operating and reportable segments, which are consistent with our reporting units: i) subscription and software and ii) services. The subscription and software segment is engaged in the licensing of asset optimization software solutions and associated support services. The services segment includes professional services and training.
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2). We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to present assets, capital expenditures, depreciation or amortization by operating segments.
The following table presents a summary of our reportable segments' profits:

	Subscription and software	Services	Total
	(Dollars in Thousands)
Year Ended June 30, 2017:
Segment revenue	$453,512	$29,430	$482,942
Segment expenses(1)	(193,214)	(26,415)	(219,629)
Segment profit	$260,298	$3,015	$263,313
Year Ended June 30, 2016:
Segment revenue	$440,408	$31,936	$472,344
Segment expenses(1)	(179,064)	(28,235)	(207,299)
Segment profit	$261,344	$3,701	$265,045
Year Ended June 30, 2015:
Segment revenue	$405,640	$34,761	$440,401
Segment expenses(1)	(183,485)	(28,411)	(211,896)
Segment profit	$222,155	$6,350	$228,505
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

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Total segment profit for reportable segments	$263,313	$265,045	$228,505
General and administrative	(51,297)	(53,664)	(48,713)
Other income (expense), net	1,309	29	(778)
Interest income (expense), net	(2,979)	(771)	457
Income before provision for income taxes	$210,346	$210,639	$179,471

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information:
Revenue to external customers is attributed to individual countries based on the location the product or services are sold. Domestic and international sales as a percentage of total revenue are as follows:

	Year Ended June 30,
	2017	2016	2015
United States	37.9%	35.4%	34.6%
Europe	28.1	29.6	30.6
Other(1)	34.0	35.0	34.8
	100.0%	100.0%	100.0%
____________________________________________

(1)	Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.
We have long-lived assets of approximately $71.9 million that are located domestically and $15.5 million that reside in other geographic locations as of June 30, 2017. We had long-lived assets of approximately $31.6 million that were located domestically and $14.6 million that reside in other geographic locations as of June 30, 2016.
(19) Quarterly Financial Data (Unaudited)
The following tables present quarterly consolidated statement of operations data for fiscal 2017 and 2016. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP:

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars and Shares in Thousands, Except per Share Data)
Total revenue	$123,682	$119,277	$119,933	$120,050
Gross profit	111,568	107,010	108,354	108,544
Income from operations	48,948	52,273	56,065	54,730
Net income	54,352	35,834	37,010	35,000
Net income per common share:
Basic	$0.73	$0.47	$0.48	$0.44
Diluted	$0.73	$0.47	$0.48	$0.44
Weighted average shares outstanding:
Basic	74,294	75,676	76,905	79,048
Diluted	74,830	76,182	77,318	79,385

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars and Shares in Thousands, Except per Share Data)
Total revenue	$113,680	$119,217	$119,151	$120,296
Gross profit	101,949	107,197	107,263	107,324
Income from operations	48,972	50,681	56,299	55,429
Net income	33,326	33,171	36,683	36,771
Net income per common share:
Basic	$0.41	$0.40	$0.44	$0.44
Diluted	$0.41	$0.40	$0.44	$0.44
Weighted average shares outstanding:
Basic	81,282	83,081	83,315	83,876
Diluted	81,599	83,373	83,703	84,320

EXHIBIT INDEX

Exhibit Number	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date with SEC(1)	Exhibit Number
3.1	Certificate of Incorporation of Aspen Technology, Inc., as amended		8-K	August 22, 2003	4

3.2	Amended and Restated By-laws of Aspen Technology, Inc.		8-K	October 24, 2016	3.1

4.1	Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.		8-A/A	June 12, 1998	4

10.1	Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts		10-Q	January 30, 2014	10.1

10.2	System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.4

10.3	Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology		10-K	April 11, 2008	10.5

10.4	Rule 2.7 Announcement, dated January 12, 2016		8-K	January 19, 2016	2.1

10.5	364-Day Bridge Credit Agreement, dated as of January 12, 2016, among Aspen Technology, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner		8-K	January 19, 2016	10.1

10.6	Credit Agreement, dated as of February 26, 2016, among Aspen Technology, Inc., as borrower, the lenders, co-documentation agents and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, and Silicon Valley Bank, as syndication agent, joint lead arranger and joint bookrunner		8-K	February 29, 2016	10.1

10.7
Incremental Facility Amendment, dated as of August 9, 2017, to the Credit Agreement dated as of February 26, 2016 among Aspen Technology, Inc. as borrower, the lenders, JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, and certain other Lenders acting in such capacity from time to time, as issuing banks

		X

10.8	Master Confirmation-Accelerated Share Repurchase Dated August 29, 2016, with J.P. Morgan Securities, as agent for JP Morgan Chase Bank		8-K	August 30, 2016	10.1

EX-1

Exhibit Number	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date with SEC(1)	Exhibit Number
10.9	Stock Purchase Agreement dated October 26, 2016 by and among AspenTech Holding Corporation, Mtelligence Corporation, each of the stockholders and key sellers of Mtelligence Corporation, and Cito Capital Corporation		10-Q	October 27, 2016	10.4

10.10^	Aspen Technology, Inc. 2005 Stock Incentive Plan (as amended)		10-K	November 9, 2009	10.39

10.11^	Form of Terms and Conditions of Stock Option Agreement granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.8

10.12^	Form of Restricted Stock Unit Agreement granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.9

10.13^	Form of Restricted Stock Unit Agreement—G granted under Aspen Technology, Inc. 2005 Stock Incentive Plan		10-Q	November 14, 2006	10.10

10.14^	Terms and Conditions of Restricted Stock Unit Agreement granted under 2005 Stock Incentive Plan		10-K	November 9, 2009	10.43

10.15^	Aspen Technology, Inc. 2010 Equity Incentive Plan		8-K	April 21, 2010	10.1

10.16^	Form of Terms and Conditions of Restricted Stock Unit Agreement granted under Aspen Technology, Inc. 2010 Equity Incentive Plan		10-K	September 2, 2010	10.42

10.17^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan		10-K	September 2, 2010	10.43

10.18^	Aspen Technology, Inc. 2016 Omnibus Incentive Plan		10-Q	October 27, 2016	10.4

10.19^	Form of Terms and Conditions of Restricted Stock Unit Agreement Granted Under Aspen Technology Inc. 2016 Omnibus Incentive Plan		10-Q	January 26, 2017	10.2^

10.20^	Form of Terms and Conditions of Stock Option Agreement Granted Under Aspen Technology Inc. 2016 Omnibus Incentive Plan		10-Q	January 26, 2017	10.3^

10.21^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2015)		8-K	July 25, 2014	10.1

10.22^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2016)		8-K	July 24, 2015	10.1

10.23^	Aspen Technology, Inc. Executive Annual Bonus Plan (Fiscal Year 2017)		8-K	July 22, 2016	10.1

10.24^	Aspen Technology, Inc. Executive Annual Bonus Plan (Fiscal Year 2017) (Correction of the exhibit filed as Exhibit 10.1 of the 8-K filed on July 22, 2016, in which Growth in Annual Spend was referred to as Growth in License Annual Spend)		10-Q	October 27, 2016	10.3

EX-2

Exhibit Number	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date with SEC(1)	Exhibit Number
10.25^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2018)		8-K	July 19, 2017	10.1

10.26^	Form of Amended and Restated Executive Retention Agreement entered into by Aspen Technology, Inc. and each executive officer of Aspen Technology, Inc. (other than Antonio J. Pietri)		10-K	August 13, 2014	10.29

10.27^	Amended and Restated Executive Retention Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri		10-K	August 15, 2013	10.29

10.28^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.		10-K	April 11, 2008	10.45

10.29^	Non-Competition and Non-Solicitation Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri		10-K	August 15, 2013	10.30

21.1	Subsidiaries of Aspen Technology, Inc.	X

23.1	Consent of KPMG LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
____________________________________________

(1)	The SEC File No. is 001-34630 for Exhibits 10.11 through 10.13; and 10.15 through 10.16, inclusive. The SEC File No. for all other exhibits is 000-24786.

^	Management contract or compensatory plan or arrangement

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