Form 10-Q
period 2017-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2017-10-26
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of October 19, 2017, there were 72,535,428 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

aspenONE is one of our registered trademarks. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2018” refers to the year ending June 30, 2018).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$115,756	$113,444
Services and other	7,025	6,606
Total revenue	122,781	120,050
Cost of revenue:
Subscription and software	5,783	5,069
Services and other	6,949	6,437
Total cost of revenue	12,732	11,506
Gross profit	110,049	108,544
Operating expenses:
Selling and marketing	23,571	22,025
Research and development	19,489	18,632
General and administrative	13,676	13,157
Total operating expenses	56,736	53,814
Income from operations	53,313	54,730
Interest income	141	272
Interest (expense)	(1,206)	(869)
Other (expense) income, net	(616)	646
Income before provision for income taxes	51,632	54,779
Provision for income taxes	16,877	19,779
Net income	$34,755	$35,000
Net income per common share:
Basic	$0.48	$0.44
Diluted	$0.47	$0.44
Weighted average shares outstanding:
Basic	73,024	79,048
Diluted	73,609	79,385

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(Dollars in Thousands)
Net income	$34,755	$35,000
Other comprehensive income (loss):
Net unrealized losses on available for sale securities, net of tax effects of $15 for the three months ended September 30, 2016	—	(26)
Foreign currency translation adjustments	1,401	(904)
Total other comprehensive income (loss)	1,401	(930)
Comprehensive income	$36,156	$34,070

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	June 30, 2017
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$58,983	$101,954
Accounts receivable, net	28,284	27,670
Prepaid expenses and other current assets	11,336	12,061
Prepaid income taxes	3,334	4,501
Total current assets	101,937	146,186
Property, equipment and leasehold improvements, net	12,360	13,400
Computer software development costs, net	706	667
Goodwill	51,738	51,248
Intangible assets, net	20,263	20,789
Non-current deferred tax assets	14,404	14,352
Other non-current assets	1,315	1,300
Total assets	$202,723	$247,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,522	$5,467
Accrued expenses and other current liabilities	36,761	48,149
Income taxes payable	15,913	1,603
Borrowings under credit agreement	140,000	140,000
Current deferred revenue	233,476	272,024
Total current liabilities	429,672	467,243
Non-current deferred revenue	26,754	28,335
Other non-current liabilities	13,754	13,148
Commitments and contingencies (Note 15)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of September 30, 2017 and June 30, 2017 Issued and outstanding— none as of September 30, 2017 and June 30, 2017	—	—
Stockholders’ deficit:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 102,692,094 shares at September 30, 2017 and 102,567,129 shares at June 30, 2017 Outstanding— 72,706,959 shares at September 30, 2017 and 73,421,153 shares at June 30, 2017	10,269	10,257
Additional paid-in capital	694,638	687,479
Retained earnings	191,275	156,520
Accumulated other comprehensive income	2,860	1,459
Treasury stock, at cost—29,985,135 shares of common stock at September 30, 2017 and 29,145,976 shares at June 30, 2017	(1,166,499)	(1,116,499)
Total stockholders’ deficit	(267,457)	(260,784)
Total liabilities and stockholders’ deficit	$202,723	$247,942

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$34,755	$35,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,753	1,791
Net foreign currency (gains) losses	936	(745)
Stock-based compensation	6,414	4,958
Deferred income taxes	(33)	(46)
Provision for (recovery from) bad debts	20	(7)
Tax benefits from stock-based compensation	—	584
Excess tax benefits from stock-based compensation	—	(584)
Other non-cash operating activities	—	90
Changes in assets and liabilities:
Accounts receivable	(504)	(1,355)
Prepaid expenses, prepaid income taxes, and other assets	2,292	1,885
Accounts payable, accrued expenses, income taxes payable and other liabilities	6,764	12,520
Deferred revenue	(40,037)	(27,841)
Net cash provided by operating activities	12,360	26,250
Cash flows from investing activities:
Purchases of marketable securities	—	(193,748)
Maturities of marketable securities	—	53,184
Purchases of property, equipment and leasehold improvements	(123)	(898)
Payments for business acquisitions	—	(5,400)
Payments for capitalized computer software costs	(65)	(51)
Net cash used in investing activities	(188)	(146,913)
Cash flows from financing activities:
Exercises of stock options	2,411	3,089
Repurchases of common stock	(55,109)	(151,621)
Payments of tax withholding obligations related to restricted stock	(1,650)	(1,297)
Deferred business acquisition payment	(600)	—
Excess tax benefits from stock-based compensation	—	584
Payments of credit agreement issuance costs	(351)	—
Net cash used in financing activities	(55,299)	(149,245)
Effect of exchange rate changes on cash and cash equivalents	156	(51)
Decrease in cash and cash equivalents	(42,971)	(269,959)
Cash and cash equivalents, beginning of period	101,954	318,336
Cash and cash equivalents, end of period	$58,983	$48,377
Supplemental disclosure of cash flow information:
Income taxes paid, net	$1,243	$1,239
Interest paid	968	850
Supplemental disclosure of non-cash investing and financing activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(70)	$506
Change in common stock repurchases included in accrued expenses	(5,109)	(1,621)

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. We adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) effective July 1, 2017. Refer to Note 2 (g), “Recently Issued Accounting Pronouncements,” for further information regarding the adoption of ASU No. 2016-09. There were no other significant changes to our significant accounting policies during the three months ended September 30, 2017.

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

Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2017 and June 30, 2017, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

(d)  Loss Contingencies

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria. Please refer to Note 15 for discussion of these matters and related liability accruals.

(e)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency (losses) gains were $(0.6) million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively.

(f)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
We acquired no technology during the three months ended September 30, 2017 and $0.4 million during the three months ended September 30, 2016. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.

(g)          Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We will adopt ASU No. 2014-09 during the first quarter of fiscal 2019. Based on our preliminary assessment, the adoption of ASU No. 2014-09 will impact the timing of a portion of the revenue recognized from our term contracts. We are continuing to evaluate the impact of ASU No. 2014-09 on our consolidated financial statements and implementing accounting system changes related to the adoption.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment identifies several areas for simplification applicable to entities that issue share-based payment awards to their employees, including income tax consequences, the option to recognize gross stock compensation expense with actual forfeitures recognized when they occur, and certain classifications on the statements of cash flows. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We adopted ASU No. 2016-09 effective July 1, 2017.
As a result of adopting the new standard, excess tax benefits from stock-based compensation are now reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously a component of stockholders’ deficit. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $0.5 million for the three months ended September 30, 2017. This represents a decrease in our effective tax rate of approximately 1.0 percentage point for the three months ended September 30, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. There was no change as a result of how we account for forfeitures for financial statement reporting purposes. We adopted the cash flow presentation prospectively, and accordingly, excess tax benefits from stock-based compensation of $0.5 million is presented as a cash inflow from operating activity included within the change in income tax payable for the three months ended September 30, 2017, while $0.6 million of excess tax benefits from equity-based compensation is presented as a financing activity for the three months ended September 30, 2016. We prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on our diluted earnings per share for the three months ended September 30, 2017.
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
3.   Fair Value

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

Cash equivalents of $43.9 million and $79.7 million as of September 30, 2017 and June 30, 2017, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Credit Agreement (described below in Note 10, Credit Agreement) approximates its carrying value due to the floating interest rate.

4.  Accounts Receivable

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of September 30, 2017 and June 30, 2017:

	Gross	Allowance	Net
	(Dollars in Thousands)
September 30, 2017:
Accounts receivable	$29,479	$1,195	$28,284

June 30, 2017:
Accounts receivable	$28,955	$1,285	$27,670

As of September 30, 2017, we had one customer receivable balance that individually represented approximately 18% of our total receivables.

5.  Property and Equipment

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$8,313	$8,262
Purchased software	24,135	24,091
Furniture & fixtures	6,825	6,805
Leasehold improvements	12,059	12,025
Property, equipment and leasehold improvements, at cost	51,332	51,183
Accumulated depreciation	(38,972)	(37,783)
Property, equipment and leasehold improvements, net	$12,360	$13,400

6. Acquisitions
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
An allocation of the purchase price is as follows:

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

7. Intangible Assets
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
Intangible assets consisted of the following as of September 30, 2017 and June 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
September 30, 2017:
Technology and patents	$22,443	$(3,775)	$18,668
Customer relationships	1,432	(221)	1,211
Non-compete agreements	553	(169)	384
Total	$24,428	$(4,165)	$20,263
June 30, 2017:
Technology and patents	$22,350	$(3,254)	$19,096
Customer relationships	1,432	(169)	1,263
Non-compete agreements	553	(123)	430
Total	$24,335	$(3,546)	$20,789
Total amortization expense related to intangible assets is included in operating expenses and amounted to approximately $0.5 million and less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively.
Future amortization expense as of September 30, 2017 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2018	$1,578
2019	2,063
2020	2,134
2021	2,206
2022	2,451
Thereafter	9,831
Total	$20,263

8. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the three months ended September 30, 2017 was as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2017:	$116,817	$(65,569)	$—	$51,248
Foreign currency translation	—	—	490	490
September 30, 2017:	$116,817	$(65,569)	$490	$51,738

No triggering events indicating goodwill impairment occurred during the three months ended September 30, 2017.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Payroll and payroll-related	$12,896	$20,864
Royalties and outside commissions	2,706	2,733
Professional fees	2,382	2,216
Deferred acquisition payments	7,932	8,548
Other	10,845	13,788
Total accrued expenses and other current liabilities	$36,761	$48,149

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	September 30, 2017	June 30, 2017
	(Dollars in Thousands)
Deferred rent	$7,045	$6,916
Uncertain tax positions	4,307	3,921
Other	2,402	2,311
Total other non-current liabilities	$13,754	$13,148

10.  Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. As of September 30, 2017 and June 30, 2017, we had $140.0 million in outstanding borrowings under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rate as of September 30, 2017 was 2.74%.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. As of September 30, 2017 we were in compliance with these covenants.

11.  Stock-Based Compensation

The weighted average estimated fair value of option awards granted was $16.91 and $12.96 during the three months ended September 30, 2017 and 2016, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,
	2017	2016
Risk-free interest rate	1.7%	1.1%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.6
Expected volatility factor	28.1%	31.5%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
	2017	2016
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$450	$369
Selling and marketing	885	955
Research and development	1,896	1,062
General and administrative	3,183	2,572
Total stock-based compensation	$6,414	$4,958

A summary of stock option and RSU activity under all equity plans for the three months ended September 30, 2017 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	1,353,558	$37.98	7.30	$23,535	615,998	$45.62
Granted	375,330	63.14			310,303	63.14
Settled (RSUs)	—				(84,927)	50.43
Exercised	(66,567)	36.21			—
Cancelled / Forfeited	(26,747)	50.72			(21,478)	56.10
Outstanding at September 30, 2017	1,635,574	$43.62	7.73	$31,553	819,896	$51.48
Vested and exercisable at September 30, 2017	836,448	$35.08	6.45	$23,214	—
Vested and expected to vest as of September 30, 2017	1,556,485	$43.16	7.66	$30,741	736,841	$51.50

The weighted average grant-date fair value of RSUs granted was $63.14 and $45.44 during the three months ended September 30, 2017 and 2016, respectively.  The total fair value of shares vested from RSU grants was $5.3 million and $4.0 million during the three months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the total future unrecognized compensation cost related to stock options was $10.6 million and is expected to be recorded over a weighted average period of 3.0 years.  At September 30, 2017, the total future unrecognized compensation cost related to RSUs was $36.7 million and is expected to be recorded over a weighted average period of 3.0 years.

The total intrinsic value of options exercised was $1.7 million and $2.7 million during the three months ended September 30, 2017 and 2016, respectively. We received cash proceeds from option exercises of $2.4 million and $3.1 million during the three months ended September 30, 2017 and 2016, respectively. We withheld withholding taxes on vested RSUs of $1.7 million and $1.3 million during the three months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, common stock reserved for future issuance or settlement under equity compensation plans was 10.6 million shares.

12.  Stockholders’ Deficit

Stock Repurchases

On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. On April 26, 2016 and June 8, 2017, the Board of Directors approved a $400.0 million and $200.0 million increase to the Share Repurchase Program, respectively. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

During the three months ended September 30, 2017, we repurchased 839,159 shares of our common stock in the open market for $50.0 million. As of September 30, 2017, the total remaining value under the Share Repurchase Program was approximately $296.3 million.

Accumulated Other Comprehensive Income

As of September 30, 2017, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $2.9 million. As of June 30, 2017, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $1.5 million and net unrealized gains on available for sale securities of less than $0.1 million.

13.  Net Income Per Share

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
	2017	2016
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$34,755	$35,000

Weighted average shares outstanding	73,024	79,048

Dilutive impact from:
Share-based payment awards	585	337
Dilutive weighted average shares outstanding	73,609	79,385

Income per share
Basic	$0.48	$0.44
Dilutive	$0.47	$0.44

For the three months ended September 30, 2017 and 2016, certain employee equity awards were anti-dilutive based on the treasury stock method. Additionally, during the three months ended September 30, 2017, options to purchase 372,305 shares and of our common stock were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $60.05 per share to $63.77 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of September 30, 2017 and expire at various dates through August 31, 2027.

The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
	(Shares in Thousands)
Employee equity awards	674	1,535

14.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

Our effective tax rate was 32.6% and 36.1% for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate decreased for the three months ended September 30, 2017 compared to the same period in 2016 due to discrete items, primarily related to lower interest expense on uncertain tax positions. During the three months ended September 30, 2017 and 2016, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly a U.S. domestic production activity deduction and tax credits for research expenditures, slightly offset by non-deductible stock-based compensation expense.

During the three months ended September 30, 2017, we adopted ASU No. 2016-09. As a result of adopting the new standard, excess tax benefits from stock-based compensation are now reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously a component of stockholders’ deficit. The adoption of ASU 2016-09 resulted in a decrease in our provision for income taxes of $0.5 million for the three months ended September 30, 2017. This represents a decrease in our effective tax rate of approximately 1.0 percentage point for the three months ended September 30, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

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

15. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.0 million and $2.2 million during the three months ended September 30, 2017 and September 30, 2016, respectively.

Standby letters of credit for $3.0 million and $2.9 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2017 and June 30, 2017, respectively. The letters of credit expire at various dates through fiscal 2025.

Legal Matters

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer's expectations. In March 2014, a judgment was issued by the trial court against us in the amount of approximately 1.9 million Euro (“€”) plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  In March 2016, the appellate court determined that we are liable for damages in the amount of approximately €1.7 million plus interest, with the possibility of additional damages to be determined in further proceedings by the appellate court. As of September 30, 2017, there has been no change to the appellate court’s determination.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of September 30, 2017 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at September 30, 2017, and are not material to our financial position for the period then ended. As of September 30, 2017, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys' fees and costs, diversion of management resources and other factors.

16.  Segment Information

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services	Total
	(Dollars in Thousands)
Three Months Ended September 30, 2017
Segment revenue	$115,756	$7,025	$122,781
Segment expenses (1)	(48,843)	(6,949)	(55,792)
Segment profit	$66,913	$76	$66,989
Three Months Ended September 30, 2016
Segment revenue	$113,444	$6,606	$120,050
Segment expenses (1)	(45,726)	(6,437)	(52,163)
Segment profit	$67,718	$169	$67,887

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

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
	(Dollars in Thousands)

Total segment profit for reportable segments	$66,989	$67,887
General and administrative	(13,676)	(13,157)
Other (expense) income, net	(616)	646
Interest (expense) income, net	(1,065)	(597)
Income before income taxes	$51,632	$54,779

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

Our fiscal year ends on June 30th, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2018” refers to the year ending on June 30, 2018).

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
Interest Expense. During the three months ended September 30, 2017 and 2016, interest expense was primarily related to the Credit Agreement we entered into with various lenders on February 26, 2016, as amended August 9, 2017 (the “Credit Agreement”).

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

We estimate that annual spend grew by approximately 0.3% during the first quarter of fiscal 2018, from $459.6 million at June 30, 2017 to $460.9 million at September 30, 2017.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of: purchases of property, equipment and leasehold improvements; capitalized computer software development costs; excess tax benefits from stock-based compensation; non-capitalized acquired technology; and other nonrecurring items, such as acquisition related payments.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Three Months Ended September 30,
	2017	2016
	(Dollars in Thousands)
Net cash provided by operating activities	$12,360	$26,250
Purchases of property, equipment, and leasehold improvements	(123)	(898)
Capitalized computer software development costs	(65)	(51)
Non-capitalized acquired technology	75	846
Excess tax benefits from stock-based compensation	—	584
Free cash flows (non-GAAP)	$12,247	$26,731

Total free cash flow on a non-GAAP basis decreased by $14.5 million during the three months ended September 30, 2017 as compared to the same period of the prior fiscal year primarily due to changes in working capital.

In the three months ended September 30, 2016, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the payment for the acquired technology from free cash flow to be consistent with transactions where the acquired technology assets were capitalized.

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

The following table presents our net income, as adjusted for stock-based compensation expense, non-capitalized acquired technology and amortization of purchased technology intangibles, and other items, such as acquisition related expenses, for the indicated periods:

	Three Months Ended September 30,		2017 Compared to 2016
	2017	2016	$	%
	(Dollars in Thousands)
GAAP income from operations	$53,313	$54,730	$(1,417)	(2.6)%
Plus:
Stock-based compensation	6,414	4,958	1,456	29.4%
Non-capitalized acquired technology	—	350	(350)	(100.0)%
Amortization of intangibles	526	55	471	856.4%
Acquisition related fees	130	362	(232)	(64.1)%
Non-GAAP income from operations	$60,383	$60,455	$(72)	(0.1)%

In the three months ended September 30, 2016, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from non-GAAP operating income to be consistent with transactions where the acquired assets were capitalized.

Critical Accounting Estimates and Judgments

Note 2, "Significant Accounting Policies" to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and include the following:

•	revenue recognition;

•	accounting for income taxes; and

•	loss contingencies.

There were no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2017.

Results of Operations

Comparison of the Three Months Ended September 30, 2017

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2017:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2017	2016	%
	(Dollars in Thousands)
Revenue:
Subscription and software	$115,756	$113,444	2.0%
Services and other	7,025	6,606	6.3%
Total revenue	122,781	120,050	2.3%
Cost of revenue:
Subscription and software	5,783	5,069	14.1%
Services and other	6,949	6,437	8.0%
Total cost of revenue	12,732	11,506	10.7%
Gross profit	110,049	108,544	1.4%
Operating expenses:
Selling and marketing	23,571	22,025	7.0%
Research and development	19,489	18,632	4.6%
General and administrative	13,676	13,157	3.9%
Total operating expenses, net	56,736	53,814	5.4%
Income from operations	53,313	54,730	(2.6)%
Interest income	141	272	(48.2)%
Interest (expense)	(1,206)	(869)	38.8%
Other (expense) income, net	(616)	646	(195.4)%
Income before provision for income taxes	51,632	54,779	(5.7)%
Provision for income taxes	16,877	19,779	(14.7)%
Net income	$34,755	$35,000	(0.7)%

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three months ended September 30, 2017:

	Three Months Ended September 30,
	2017	2016
	(% of Revenue)
Revenue:
Subscription and software	94.3%	94.5%
Services and other	5.7	5.5
Total revenue	100.0	100.0
Cost of revenue:
Subscription and software	4.7	4.2
Services and other	5.7	5.4
Total cost of revenue	10.4	9.6
Gross profit	89.6	90.4
Operating expenses:
Selling and marketing	19.2	18.3
Research and development	15.9	15.5
General and administrative	11.1	11.0
Total operating expenses, net	46.2	44.8
Income from operations	43.4	45.6
Interest income	0.1	0.2
Interest (expense)	(1.0)	(0.7)
Other (expense) income, net	(0.5)	0.5
Income before provision for income taxes	42.1	45.6
Provision for income taxes	13.7	16.5
Net income	28.3%	29.2%

Revenue

Total revenue increased by $2.7 million during the three months ended September 30, 2017 as compared to the corresponding period of the prior fiscal year. The increase was comprised of an increase in subscription and software revenue of $2.3 million and an increase in services and other revenue of $0.4 million, as compared to the corresponding periods of the prior fiscal year.

Subscription and Software Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Subscription and software revenue	$115,756	$113,444	$2,312	2.0%
As a percent of total revenue	94.3%	94.5%

The period-over-period increase of $2.3 million in subscription and software revenue during the three months ended September 30, 2017 was primarily attributable to the growth of our base of license arrangements being recognized on a ratable basis.

We expect subscription and software revenue to continue to increase as a result of: (i) having a larger base of license arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Services and other revenue	$7,025	$6,606	$419	6.3%
As a percent of total revenue	5.7%	5.5%

The period-over-period increase of $0.4 million in services and other revenue during the three months ended September 30, 2017 was primarily attributable to higher professional services revenue of $0.6 million and lower training revenue of $0.2 million.

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

Cost of Revenue

Cost of Subscription and Software Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Cost of subscription and software revenue	$5,783	$5,069	$714	14.1%
As a percent of subscription and software revenue	5.0%	4.5%

Cost of subscription and software revenue increased $0.7 million for the three months ended September 30, 2017 as compared to the corresponding period of the prior fiscal year primarily due to increased amortization expense related to acquired technology.

Subscription and software gross profit margin was consistent at 95.0% and 95.5% during the three months ended September 30, 2017 and 2016, respectively.

Cost of Services and Other Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$6,949	$6,437	$512	8.0%
As a percent of services and other revenue	98.9%	97.4%

Cost of services and other revenue increased $0.5 million for the three months ended September 30, 2017 as compared to the corresponding period of the prior fiscal year.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year.

Gross profit margin on services and other revenue of 1.1% for the three months ended September 30, 2017 decreased from 2.6% for the corresponding period of the prior fiscal year, primarily due to higher costs of $0.5 million.

Gross Profit

Gross profit increased from $108.5 million during the three months ended September 30, 2016 to $110.0 million during the corresponding period of the current fiscal year.

Gross profit margin decreased from 90.4% during the three months ended September 30, 2016 to 89.6% during the corresponding period of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections above.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Selling and marketing expense	$23,571	$22,025	$1,546	7.0%
As a percent of total revenue	19.2%	18.3%

The period-over-period increase of $1.5 million in selling and marketing expense during the three months ended September 30, 2017 was primarily attributable to higher compensation costs of $0.9 million related to an increase in headcount and higher commissions of $0.5 million.

Research and Development Expense

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Research and development expense	$19,489	$18,632	$857	4.6%
As a percent of total revenue	15.9%	15.5%

The period-over-period increase of $0.9 million in research and development expense during the three months ended September 30, 2017 was primarily attributable to higher compensation costs of $0.9 million related to an increase in headcount and higher stock-based compensation of $0.8 million, partially offset by lower overhead allocations of $0.5 million and lower costs of acquired technology of $0.4 million.

Overhead allocations consist of information systems costs, facility costs and certain benefit costs. The overhead expenses are allocated to departments based on relative headcount, geographic location and total salary.
In the three months ended September 30, 2016, we acquired technology for $0.4 million. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.
General and Administrative Expense

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
General and administrative expense	$13,676	$13,157	$519	3.9%
As a percent of total revenue	11.1%	11.0%

The period-over-period increase of $0.5 million in general and administrative expense during the three months ended September 30, 2017 was primarily attributable to higher overhead allocations of $1.1 million, higher stock-based compensation of $0.6 million and higher compensation costs of $0.5 million related to an increase in headcount, partially offset by lower professional services fees of $0.9 million, lower office-related costs of $0.6 million and lower amortization expense of $0.2 million.

Interest Income

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Interest income	$141	$272	$(131)	(48.2)%
As a percent of total revenue	0.1%	0.2%

The period-over-period decrease of $0.1 million in interest income during the three months ended September 30, 2017 was attributable to a lower level of interest income from investments.

Interest Expense

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Interest expense	$(1,206)	$(869)	$(337)	38.8%
As a percent of total revenue	(1.0)%	(0.7)%

The period-over-period increase of $0.3 million in interest expense during the three months ended September 30, 2017 was attributable to an increase in the interest rate compared to the prior fiscal year related to our outstanding borrowings, which we entered into in February 2016, as described in the "Liquidity and Capital Resources" section below.

Other (Expense) Income, net

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Other (expense) income, net	$(616)	$646	$(1,262)	(195.4)%
As a percent of total revenue	(0.5)%	0.5%

During the three months ended September 30, 2017 and 2016, other (expense) income, net was comprised of $(0.6) million and $0.6 million of currency (losses) gains, respectively.

Provision for Income Taxes

	Three Months Ended September 30,		Period-to-Period Change
	2017	2016	$	%
	(Dollars in Thousands)
Provision for income taxes	$16,877	$19,779	$(2,902)	(14.7)%
Effective tax rate	32.6%	36.1%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income. Our effective tax rate decreased to 32.6% for the three months ended September 30, 2017 compared to 36.1% for the corresponding period of the prior fiscal year due to discrete items, primarily related to lower interest expense on uncertain tax positions. The adoption of ASU 2016-09 resulted in a decrease in our provision for income taxes of $0.5 million for the three months ended September 30, 2017. This represents a decrease in our effective tax rate of approximately 1.0 percentage point for the three months ended September 30, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of September 30, 2017, our principal capital resources consisted of $59.0 million in cash and cash equivalents.

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

Credit Agreement

On February 26, 2016, we entered into the $250.0 million Credit Agreement with various lenders. On August 9, 2017, we entered into an amendment to increase the Credit Agreement to $350.0 million. The Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again whole or in part without penalty. As of September 30, 2017, we had $140.0 million in outstanding borrowings under the Credit Agreement.

For a more detailed description of the Credit Agreement, see Note 10, Credit Agreement, to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $43.9 million consisted of money market funds as of September 30, 2017. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,
	2017	2016
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$12,360	$26,250
Investing activities	(188)	(146,913)
Financing activities	(55,299)	(149,245)
Effect of exchange rates on cash balances	156	(51)
Decrease in cash and cash equivalents	$(42,971)	$(269,959)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $12.4 million during the three months ended September 30, 2017. This amount resulted from net income of $34.8 million, adjusted for non-cash items of $9.0 million and net uses of cash of $31.4 million related to changes in working capital.

Non-cash items during the three months ended September 30, 2017 consisted primarily of stock-based compensation expense of $6.4 million and depreciation and amortization expense of $1.8 million.

Cash used by working capital of $31.4 million during the three months ended September 30, 2017 was primarily attributable to cash outflows related to decreases in deferred revenue of $40.0 million (cash flows related to deferred revenue vary due to the timing of invoicing, in particular the anniversary dates of annual installments associated with multi-year software license arrangements) and increases in accounts receivable of $0.5 million, partially offset by increases in accounts payable, accrued expenses and other current liabilities of $6.8 million and decreases in prepaid expenses, prepaid income taxes, and other assets of $2.3 million.

Investing Activities

During the three months ended September 30, 2017, we used $0.2 million of cash for investing activities. We used $0.1 million for capital expenditures and $0.1 million for capitalized computer software development costs.

Financing Activities

During the three months ended September 30, 2017, we used $55.3 million of cash for financing activities. We used $55.1 million for repurchases of our common stock, $1.7 million for withholding taxes on vested and settled restricted stock units, $0.6 million for business acquisitions and $0.4 million for issuance costs in connection with the Credit Agreement, partially offset by proceeds of $2.4 million from the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $3.0 million and $2.9 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2017 and June 30, 2017, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended September 30, 2017 and 2016, 9.5% and 9.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three months ended September 30, 2017 and 2016. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended September 30, 2017 and 2016, we recorded $(0.6) million and $0.6 million of net foreign currency exchange (losses) gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $0.9 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. Our debt securities are short- to intermediate- term investments with maturities ranging from less than 1 month to 8 months as of September 30, 2016. We held no investments in marketable securities as of September 30, 2017. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at September 30, 2016 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We had $140.0 million in outstanding borrowings under our Credit Agreement as of September 30, 2017. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2017, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 15, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. Risk Factors.

The risks described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2017, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2017 Annual Report on Form 10-K remains current in all material respects, with the exception of the revised risk factors below.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the three months ended September 30, 2017 and 2016, 9.5% and 9.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three months ended September 30, 2017 and 2016, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2017 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

July 1 to 31, 2017	280,929	$56.49	280,929
August 1 to 31, 2017	308,775	$59.14	308,775
September 1 to 30, 2017	249,455	$63.62	249,455
Total	839,159	$59.58	839,159	$296,292,703

(1)         On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. On April 26, 2016 and June 8, 2017, the Board of Directors approved a $400.0 million and $200.0 million increase to the Share Repurchase Program, respectively.

(2)         As of September 30, 2017, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 29,985,135.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of September 30, 2017, the total remaining value under the Share Repurchase Program was approximately $296.3 million.

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

Aspen Technology, Inc.

Date: October 26, 2017	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2017	By:	/s/ KARL E. JOHNSEN
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