Form 10-Q
period 2017-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2018-01-24
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of January 17, 2018, there were 71,938,925 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$117,658	$112,916	$233,414	$226,360
Services and other	7,244	7,017	14,269	13,623
Total revenue	124,902	119,933	247,683	239,983
Cost of revenue:
Subscription and software	5,486	5,176	11,269	10,245
Services and other	6,603	6,403	13,552	12,839
Total cost of revenue	12,089	11,579	24,821	23,084
Gross profit	112,813	108,354	222,862	216,899
Operating expenses:
Selling and marketing	24,380	21,829	47,951	43,854
Research and development	19,790	18,597	39,279	37,229
General and administrative	14,178	11,863	27,854	25,020
Total operating expenses	58,348	52,289	115,084	106,103
Income from operations	54,465	56,065	107,778	110,796
Interest income	40	216	181	488
Interest (expense)	(1,261)	(892)	(2,467)	(1,762)
Other (expense) income, net	(238)	697	(854)	1,344
Income before provision for income taxes	53,006	56,086	104,638	110,866
Provision for income taxes	14,928	19,076	31,805	38,855
Net income	$38,078	$37,010	$72,833	$72,011
Net income per common share:
Basic	$0.53	$0.48	$1.00	$0.92
Diluted	$0.52	$0.48	$0.99	$0.92
Weighted average shares outstanding:
Basic	72,342	76,905	72,683	77,977
Diluted	73,036	77,318	73,333	78,356

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net income	$38,078	$37,010	$72,833	$72,011
Other comprehensive income (loss):
Net unrealized losses on available for sale securities, net of tax effects of ($5) and $10 for the three and six months ended December 31, 2016	—	10	—	(17)
Foreign currency translation adjustments	73	(1,717)	1,474	(2,620)
Total other comprehensive income (loss)	73	(1,707)	1,474	(2,637)
Comprehensive income	$38,151	$35,303	$74,307	$69,374

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	June 30, 2017
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$48,703	$101,954
Accounts receivable, net	24,208	27,670
Prepaid expenses and other current assets	10,420	12,061
Prepaid income taxes	5,408	4,501
Total current assets	88,739	146,186
Property, equipment and leasehold improvements, net	11,483	13,400
Computer software development costs, net	766	667
Goodwill	55,703	51,248
Intangible assets, net	27,737	20,789
Non-current deferred tax assets	10,093	14,352
Other non-current assets	1,275	1,300
Total assets	$195,796	$247,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,996	$5,467
Accrued expenses and other current liabilities	42,753	48,149
Income taxes payable	17	1,603
Borrowings under credit agreement	151,000	140,000
Current deferred revenue	232,653	272,024
Total current liabilities	430,419	467,243
Non-current deferred revenue	26,025	28,335
Other non-current liabilities	13,859	13,148
Commitments and contingencies (Note 15)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of December 31, 2017 and June 30, 2017 Issued and outstanding— none as of December 31, 2017 and June 30, 2017	—	—
Stockholders’ deficit:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 102,775,919 shares at December 31, 2017 and 102,567,129 shares at June 30, 2017 Outstanding— 72,034,435 shares at December 31, 2017 and 73,421,153 shares at June 30, 2017	10,278	10,257
Additional paid-in capital	699,428	687,479
Retained earnings	229,353	156,520
Accumulated other comprehensive income	2,933	1,459
Treasury stock, at cost—30,741,484 shares of common stock at December 31, 2017 and 29,145,976 shares at June 30, 2017	(1,216,499)	(1,116,499)
Total stockholders’ deficit	(274,507)	(260,784)
Total liabilities and stockholders’ deficit	$195,796	$247,942

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2017	2016
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$72,833	$72,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,358	3,300
Net foreign currency (gains) losses	990	(2,301)
Stock-based compensation	11,869	9,630
Deferred income taxes	4,296	182
Provision for (recovery from) bad debts	(28)	56
Tax benefits from stock-based compensation	—	1,032
Excess tax benefits from stock-based compensation	—	(1,032)
Other non-cash operating activities	207	40
Changes in assets and liabilities:
Accounts receivable	3,656	2,494
Prepaid expenses, prepaid income taxes, and other assets	959	3,661
Accounts payable, accrued expenses, income taxes payable and other liabilities	(1,792)	5,084
Deferred revenue	(41,586)	(40,740)
Net cash provided by operating activities	54,762	53,417
Cash flows from investing activities:
Purchases of marketable securities	—	(683,748)
Maturities of marketable securities	—	613,379
Purchases of property, equipment and leasehold improvements	(156)	(1,374)
Payments for business acquisitions, net of cash acquired	(10,800)	(36,171)
Payments for capitalized computer software costs	(356)	(100)
Net cash used in investing activities	(11,312)	(108,014)
Cash flows from financing activities:
Exercises of stock options	3,548	4,843
Repurchases of common stock	(105,037)	(199,584)
Payments of tax withholding obligations related to restricted stock	(3,467)	(2,786)
Deferred business acquisition payments	(2,600)	—
Excess tax benefits from stock-based compensation	—	1,032
Proceeds from credit agreement	11,000	—
Payments of credit agreement issuance costs	(351)	—
Net cash used in financing activities	(96,907)	(196,495)
Effect of exchange rate changes on cash and cash equivalents	206	(218)
Decrease in cash and cash equivalents	(53,251)	(251,310)
Cash and cash equivalents, beginning of period	101,954	318,336
Cash and cash equivalents, end of period	$48,703	$67,026
Supplemental disclosure of cash flow information:
Income taxes paid, net	$29,742	$25,000
Interest paid	2,039	1,579
Supplemental disclosure of non-cash investing and financing activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(44)	$506
Change in common stock repurchases included in accounts payable and accrued expenses	(5,037)	416

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. We adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) effective July 1, 2017. Refer to Note 2 (g), “Recently Issued Accounting Pronouncements,” for further information regarding the adoption of ASU No. 2016-09. There were no other significant changes to our significant accounting policies during the three and six months ended December 31, 2017.

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

Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2017 and June 30, 2017, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

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

(e)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency (losses) gains were $(0.2) million and $(0.9) million during the three and six months ended December 31, 2017, respectively, and $0.7 million and $1.3 million during the three and six months ended December 31, 2016, respectively.

(f)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
We acquired technology for $0.4 million during the six months ended December 31, 2016. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.

(g)          Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Under the new guidance, an entity is required to evaluate revenue recognition through a five-step process.  In applying the principles of ASU 2014-09, it is possible more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.  As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We will adopt ASU No. 2014-09 during the first quarter of fiscal 2019. Based on our preliminary assessment, the adoption of ASU No. 2014-09 will impact the timing of the license portion of the revenue recognized from our term contracts.  Under the new standard, for arrangements that include term-based software licenses bundled with maintenance and support, we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. We are continuing to evaluate all the potential impacts of ASU No. 2014-09 on our consolidated financial statements and implementing accounting system changes related to the adoption.
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
As a result of adopting the new standard, excess tax benefits from stock-based compensation are now reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously a component of stockholders’ deficit. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $0.4 million and $1.0 million for the three and six months ended December 31, 2017, respectively. This represents a decrease in our effective tax rate of approximately 1.0 percentage point for both the three and six months ended December 31, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. There was no change as a result of how we account for forfeitures for financial statement reporting purposes. We adopted the cash flow presentation prospectively, and accordingly, excess tax benefits from stock-based compensation of $1.0 million is presented as a cash inflow from operating activity included within the change in income tax payable for the six months ended December 31, 2017, while $1.0 million of excess tax benefits from equity-based compensation is presented as a financing activity for the six months ended December 31, 2016. We prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on our diluted earnings per share for the three and six months ended December 31, 2017.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350) - Simplifying the Test for Goodwill Impairment. The amendment eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We early adopted ASU No. 2017-04 during the three months ended December 31, 2017, prior to our annual testing of goodwill impairment. There was no impact on our consolidated financial statements and related disclosures as a result of adopting ASU No. 2017-04.

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

Cash equivalents of $4.9 million and $79.7 million as of December 31, 2017 and June 30, 2017, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

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

4.  Accounts Receivable

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of December 31, 2017 and June 30, 2017:

	Gross	Allowance	Net
	(Dollars in Thousands)
December 31, 2017:
Accounts receivable	$25,263	$1,055	$24,208

June 30, 2017:
Accounts receivable	$28,955	$1,285	$27,670

As of December 31, 2017, we had one customer receivable balance that individually represented approximately 11% of our net accounts receivable.

5.  Property and Equipment

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	December 31, 2017	June 30, 2017
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$8,366	$8,262
Purchased software	24,183	24,091
Furniture & fixtures	6,861	6,805
Leasehold improvements	12,078	12,025
Property, equipment and leasehold improvements, at cost	51,488	51,183
Accumulated depreciation	(40,005)	(37,783)
Property, equipment and leasehold improvements, net	$11,483	$13,400

6. Acquisitions

RtTech Software, Inc.
In December 2017, we acquired certain net assets, principally technology, from RtTech Software, Inc. (“RtTech”) for a total cash consideration of $12.0 million. The purchase price consisted of $10.8 million of cash paid at closing and an additional $1.2 million to be held back until December 2018 as security for certain representations, warranties, and obligations of the sellers. The acquisition met the definition of a business combination as it contained inputs and processes that are capable of being operated as a business. We allocated $8.0 million of the purchase price to developed technology and $4.0 million to goodwill. The fair value of the developed technology of $8.0 million was determined using the replacement cost approach. The developed technology is being amortized on a straight-line basis over its estimated useful life of seven years. The acquisition is treated as an asset purchase for tax purposes and accordingly, the goodwill resulting from the acquisition is expected to be deductible.
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
Intangible assets consisted of the following as of December 31, 2017 and June 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
December 31, 2017:
Technology and patents	$30,443	$(4,203)	$26,240
Customer relationships	1,432	(273)	1,159
Non-compete agreements	553	(215)	338
Total	$32,428	$(4,691)	$27,737
June 30, 2017:
Technology and patents	$22,350	$(3,254)	$19,096
Customer relationships	1,432	(169)	1,263
Non-compete agreements	553	(123)	430
Total	$24,335	$(3,546)	$20,789
Total amortization expense related to intangible assets is included in operating expenses and amounted to approximately $0.5 million and $1.1 million for the three and six months ended December 31, 2017, respectively, and approximately $0.1 million for the three and six months ended December 31, 2016.
Future amortization expense as of December 31, 2017 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2018	$1,623
2019	3,206
2020	3,277
2021	3,349
2022	3,594
Thereafter	12,688
Total	$27,737

8. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the six months ended December 31, 2017 was as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2017:	$116,817	$(65,569)	$—	$51,248
Goodwill from acquisitions	4,000	—	—	4,000
Foreign currency translation	—	—	455	455
December 31, 2017:	$120,817	$(65,569)	$455	$55,703

We test goodwill for impairment annually (or more often if impairment indicators arise), at the reporting unit level. We first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine based on this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the goodwill impairment test. The first step requires us to determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the unit is impaired. In January 2017, the FASB issued ASU No. 2017-04, which eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. We early adopted ASU No. 2017-04 during the three months ended December 31, 2017, prior to our annual testing of goodwill impairment. There was no impact on our consolidated financial statements and related disclosures as a result of adopting ASU No. 2017-04.
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
We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2017 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	December 31, 2017	June 30, 2017
	(Dollars in Thousands)
Payroll and payroll-related	$15,770	$20,864
Royalties and outside commissions	3,035	2,733
Professional fees	2,265	2,216
Deferred acquisition payments	7,191	8,548
Other	14,492	13,788
Total accrued expenses and other current liabilities	$42,753	$48,149

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	December 31, 2017	June 30, 2017
	(Dollars in Thousands)
Deferred rent	$7,052	$6,916
Uncertain tax positions	4,228	3,921
Other	2,579	2,311
Total other non-current liabilities	$13,859	$13,148

10.  Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $151.0 million and $140.0 million in outstanding borrowings under the Credit Agreement as of December 31, 2017 and June 30, 2017, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rates as of December 31, 2017 were 3.07% on $140.0 million of our outstanding borrowings and 2.91% on the remaining $11.0 million of our outstanding borrowings.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. As of December 31, 2017 we were in compliance with these covenants.

11.  Stock-Based Compensation

The weighted average estimated fair value of option awards granted was $16.65 and $16.86 during the three and six months ended December 31, 2017, respectively, and $12.45 and $12.96 during the three and six months ended December 31, 2016, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended December 31,
	2017	2016
Risk-free interest rate	1.7%	1.1%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.6
Expected volatility factor	28.1%	31.4%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$324	$374	$774	$743
Selling and marketing	1,006	1,010	1,891	1,965
Research and development	1,891	1,495	3,788	2,558
General and administrative	2,234	1,792	5,416	4,364
Total stock-based compensation	$5,455	$4,671	$11,869	$9,630

A summary of stock option and RSU activity under all equity plans for the six months ended December 31, 2017 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	1,353,558	$37.98	7.30	$23,535	615,998	$45.62
Granted	386,556	63.24			319,741	63.24
Settled (RSUs)	—				(158,814)	49.79
Exercised	(103,334)	34.29			—
Cancelled / Forfeited	(33,563)	50.54			(27,152)	54.83
Outstanding at December 31, 2017	1,603,217	$44.05	7.54	$35,522	749,773	$51.92
Vested and exercisable at December 31, 2017	878,023	$36.56	6.42	$26,023	—
Vested and expected to vest as of December 31, 2017	1,527,998	$43.58	7.47	$34,563	670,628	$51.94

The weighted average grant-date fair value of RSUs granted was $66.52 and $63.24 during the three and six months ended December 31, 2017, respectively, and $47.73 and $45.93 during the three and six months ended December 31, 2016, respectively.  The total fair value of shares vested from RSU grants was $4.9 million and $10.2 million during the three and six months ended December 31, 2017, respectively, and $4.2 million and $8.3 million during the three and six months ended December 31, 2016, respectively.

At December 31, 2017, the total future unrecognized compensation cost related to stock options was $9.4 million and is expected to be recorded over a weighted average period of 2.8 years.  At December 31, 2017, the total future unrecognized compensation cost related to RSUs was $32.5 million and is expected to be recorded over a weighted average period of 2.8 years.

The total intrinsic value of options exercised was $1.3 million and $2.9 million during the three and six months ended December 31, 2017, respectively, and $1.4 million and $4.1 million during the three and six months ended December 31, 2016, respectively. We received cash proceeds from option exercises of $1.1 million and $3.5 million during the three and six months ended December 31, 2017, respectively, and $1.8 million and $4.8 million during the three and six months ended December 31, 2016, respectively. We withheld withholding taxes on vested RSUs of $1.8 million and $3.4 million during the three and six months ended December 31, 2017, respectively, and $1.5 million and $2.8 million during the three and six months ended December 31, 2016, respectively.

At December 31, 2017, common stock reserved for future issuance or settlement under equity compensation plans was 10.5 million shares.

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

During the three and six months ended December 31, 2017, we repurchased 756,349 and 1,595,508 shares, respectively, of our common stock in the open market for $50.0 million and $100.0 million, respectively. As of December 31, 2017, the total remaining value under the Share Repurchase Program was approximately $246.3 million.

Accumulated Other Comprehensive Income

As of December 31, 2017, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $2.9 million. As of June 30, 2017, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $1.5 million and net unrealized gains on available for sale securities of less than $0.1 million.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$38,078	$37,010	$72,833	$72,011

Weighted average shares outstanding	72,342	76,905	72,683	77,977

Dilutive impact from:
Share-based payment awards	694	413	650	379
Dilutive weighted average shares outstanding	73,036	77,318	73,333	78,356

Income per share
Basic	$0.53	$0.48	$1.00	$0.92
Dilutive	$0.52	$0.48	$0.99	$0.92

For the three and six months ended December 31, 2017 and 2016, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2017 and 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Shares in Thousands)
Employee equity awards	388	721	664	873

Included in the table above are options to purchase 10,723 and 377,740 shares of our common stock during the three and six months ended December 31, 2017, respectively, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $63.25 per share to $66.57 per share and were greater than the average market price of our common stock during the periods then ended. These options were outstanding as of December 31, 2017 and expire at various dates through December 5, 2027.

14.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), following its passage by the United States Congress. The Tax Act will make significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, limitation of the tax deduction for interest expense to 30.0% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions.

As a result of the Tax Act, we have revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%. The rate change is administratively effective as of January 1, 2018. As a result, the blended statutory tax rate for our fiscal year is 28.1%.

Our effective tax rate was 28.2% and 30.4% for the three and six months ended December 31, 2017, respectively, and 33.9% and 35.0% for the three and six months ended December 31, 2016, respectively. Our effective tax rate decreased for the three and six months ended December 31, 2017 compared to the same periods in 2016 due to a reduction in the federal corporate tax rate from 35.0% to the blended rate of 28.1%, partially offset by a discrete tax expense of $4.3 million due to the revaluation of the net deferred tax assets as of the enactment date of the Tax Act on December 22, 2017 due to the reduction in the tax rate. During the three and six months ended December 31, 2017 and 2016, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly a U.S. domestic production activity deduction and tax credits for research expenditures.

The Tax Act has several significant changes that impacts all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are currently estimating that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by the end of fiscal 2018.

We adopted ASU No. 2016-09 effective July 1, 2017. As a result of adopting the new standard, excess tax benefits from stock-based compensation are now reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously a component of stockholders’ deficit. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $0.4 million and $1.0 million for the three and six months ended December 31, 2017, respectively. This represents a decrease in our effective tax rate of approximately 1.0 percentage point for both the three and six months ended December 31, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

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

We do not provide deferred taxes on unremitted earnings of our foreign subsidiaries as we intend to indefinitely reinvest those earnings.  We are also estimating that the transition tax on any undistributed earnings that existed as of December 31, 2017 will be zero.

15. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.0 million and $4.1 million during the three and six months ended December 31, 2017, respectively, and $2.1 million and $4.2 million during the three and six months ended December 31, 2016, respectively.

Standby letters of credit for $3.0 million and $2.9 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2017 and June 30, 2017, respectively. The letters of credit expire at various dates through fiscal 2025.

Legal Matters

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer's expectations. In March 2014, a judgment was issued by the trial court against us in the amount of approximately 1.9 million Euro (“€”) plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  In March 2016, the appellate court determined that we are liable for damages in the amount of approximately €1.7 million plus interest, with the possibility of additional damages to be determined in further proceedings by the appellate court. In December 2017, following additional proceedings in the appellate court, the court issued a judgment against us in the amount of approximately €3.5 million, including interest, plus approximately €0.1 million in costs and legal fees. As of December 31, 2017, there has been no change to the appellate court’s determination.

While the outcome of the proceedings and claims referenced above cannot be predicted with certainty, there were no such matters, as of December 31, 2017 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at December 31, 2017, and are not material to our financial position for the period then ended. As of December 31, 2017, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation (including the above-referenced appeal) and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys' fees and costs, diversion of management resources and other factors.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2017
Segment revenue	$117,658	$7,244	$124,902
Segment expenses (1)	(49,656)	(6,603)	(56,259)
Segment profit	$68,002	$641	$68,643
Three Months Ended December 31, 2016
Segment revenue	$112,916	$7,017	$119,933
Segment expenses (1)	(45,602)	(6,403)	(52,005)
Segment profit	$67,314	$614	$67,928

	Subscription and Software	Services	Total
	(Dollars in Thousands)
Six Months Ended December 31, 2017
Segment revenue	$233,414	$14,269	$247,683
Segment expenses (1)	(98,499)	(13,552)	(112,051)
Segment profit	$134,915	$717	$135,632
Six Months Ended December 31, 2016
Segment revenue	$226,360	$13,623	$239,983
Segment expenses (1)	(91,328)	(12,839)	(104,167)
Segment profit	$135,032	$784	$135,816

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

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in Thousands)

Total segment profit for reportable segments	$68,643	$67,928	$135,632	$135,816
General and administrative	(14,178)	(11,863)	(27,854)	(25,020)
Other (expense) income, net	(238)	697	(854)	1,344
Interest (expense) income, net	(1,221)	(676)	(2,286)	(1,274)
Income before income taxes	$53,006	$56,086	$104,638	$110,866

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
We have approximately 2,100 customers globally. Our customers consist of companies in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, transportation, power, metals and mining, pulp and paper, and consumer packaged goods.
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
Interest Expense. During the three and six months ended December 31, 2017 and 2016, interest expense was primarily related to the Credit Agreement we entered into with various lenders on February 26, 2016, as amended August 9, 2017 (the “Credit Agreement”).

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

Annual spend is adversely affected by term license and standalone SMS agreements that are renewed at a lower entitlement level or not renewed and, to a lesser extent, by customer contracts that are terminated during the contract term due to the customer ceasing operations.

We estimate that annual spend grew by approximately 1.7% during the second quarter of fiscal 2018, from $460.9 million at September 30, 2017 to $469.0 million at December 31, 2017, and by approximately 2.0% during the first six months of fiscal 2018, from $459.6 million at June 30, 2017.

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

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Six Months Ended December 31,
	2017	2016
	(Dollars in Thousands)
Net cash provided by operating activities	$54,762	$53,417
Purchases of property, equipment, and leasehold improvements	(156)	(1,374)
Capitalized computer software development costs	(356)	(100)
Non-capitalized acquired technology	75	846
Excess tax benefits from stock-based compensation	—	1,032
Acquisition related fee payments	88	413
Free cash flows (non-GAAP)	$54,413	$54,234

Total free cash flow on a non-GAAP basis increased by $0.2 million during the six months ended December 31, 2017 as compared to the same period of the prior fiscal year primarily due to changes in working capital.

In the six months ended December 31, 2017 and 2016, we have excluded payments of $0.1 million and $0.8 million, respectively, for non-capitalized acquired technology (including $0.1 million and $0.5 million, respectively, of final payments related to non-capitalized acquired technology from prior fiscal periods) from free cash flow to be consistent with the treatment of other transactions where the acquired assets were capitalized.

Non-GAAP Operating Income

Non-GAAP operating income excludes certain non-cash and non-recurring expenses, and is used as a supplement to operating income presented on a GAAP basis. We believe that non-GAAP operating income is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table presents our net income, as adjusted for stock-based compensation expense, non-capitalized acquired technology and amortization of purchased technology intangibles, and other items, such as the impact of litigation judgments and acquisition related fees, for the indicated periods:

	Three Months Ended December 31,		2017 Compared to 2016		Six Months Ended December 31,		2017 Compared to 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
GAAP income from operations	$54,465	$56,065	$(1,600)	(2.9)%	$107,778	$110,796	$(3,018)	(2.7)%
Plus:
Stock-based compensation	5,455	4,671	784	16.8%	11,869	9,630	2,239	23.3%
Non-capitalized acquired technology	—	—	—	—%	—	350	(350)	(100.0)%
Amortization of intangibles	526	56	470	839.3%	1,052	111	941	847.7%
Litigation judgment	1,548	—	1,548	100.0%	1,548	—	1,548	100.0%
Acquisition related fees	198	99	99	100.0%	328	461	(133)	(28.9)%
Non-GAAP income from operations	$62,192	$60,891	$1,301	2.1%	$122,575	$121,348	$1,227	1.0%

During the six months ended December 31, 2016, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from non-GAAP operating income to be consistent with transactions where the acquired assets were capitalized. During the three and six months ended December 31, 2017, we incurred an expense associated with a litigation judgment in the amount of $1.5 million. We have excluded the expense of the litigation judgment from non-GAAP operating income to reflect the non-recurring nature of the expense.

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

There were no significant changes to our critical accounting policies and estimates during the three and six months ended December 31, 2017.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2017

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2017:

	Three Months Ended December 31,		Increase / (Decrease) Change	Six Months Ended December 31,		Increase / (Decrease) Change
	2017	2016	%	2017	2016	%
	(Dollars in Thousands)
Revenue:
Subscription and software	$117,658	$112,916	4.2%	$233,414	$226,360	3.1%
Services and other	7,244	7,017	3.2%	14,269	13,623	4.7%
Total revenue	124,902	119,933	4.1%	247,683	239,983	3.2%
Cost of revenue:
Subscription and software	5,486	5,176	6.0%	11,269	10,245	10.0%
Services and other	6,603	6,403	3.1%	13,552	12,839	5.6%
Total cost of revenue	12,089	11,579	4.4%	24,821	23,084	7.5%
Gross profit	112,813	108,354	4.1%	222,862	216,899	2.7%
Operating expenses:
Selling and marketing	24,380	21,829	11.7%	47,951	43,854	9.3%
Research and development	19,790	18,597	6.4%	39,279	37,229	5.5%
General and administrative	14,178	11,863	19.5%	27,854	25,020	11.3%
Total operating expenses, net	58,348	52,289	11.6%	115,084	106,103	8.5%
Income from operations	54,465	56,065	(2.9)%	107,778	110,796	(2.7)%
Interest income	40	216	(81.5)%	181	488	(62.9)%
Interest (expense)	(1,261)	(892)	41.4%	(2,467)	(1,762)	40.0%
Other (expense) income, net	(238)	697	(134.1)%	(854)	1,344	(163.5)%
Income before provision for income taxes	53,006	56,086	(5.5)%	104,638	110,866	(5.6)%
Provision for income taxes	14,928	19,076	(21.7)%	31,805	38,855	(18.1)%
Net income	$38,078	$37,010	2.9%	$72,833	$72,011	1.1%

The following table sets forth the results of operations as a percentage of net revenue for certain financial data for the three and six months ended December 31, 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(% of Revenue)
Revenue:
Subscription and software	94.2%	94.1%	94.2%	94.3%
Services and other	5.8	5.9	5.8	5.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.4	4.3	4.5	4.3
Services and other	5.3	5.3	5.5	5.3
Total cost of revenue	9.7	9.7	10.0	9.6
Gross profit	90.3	90.3	90.0	90.4
Operating expenses:
Selling and marketing	19.5	18.2	19.4	18.3
Research and development	15.8	15.5	15.9	15.5
General and administrative	11.4	9.9	11.2	10.4
Total operating expenses, net	46.7	43.6	46.5	44.2
Income from operations	43.6	46.7	43.5	46.2
Interest income	—	0.2	0.1	0.2
Interest (expense)	(1.0)	(0.7)	(1.0)	(0.7)
Other (expense) income, net	(0.2)	0.6	(0.3)	0.6
Income before provision for income taxes	42.4	46.8	42.2	46.2
Provision for income taxes	12.0	15.9	12.8	16.2
Net income	30.5%	30.9%	29.4%	30.0%

Revenue

Total revenue increased by $5.0 million and $7.7 million during the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of the prior fiscal year. The increase of $5.0 million during the three months ended December 31, 2017 was comprised of an increase in subscription and software revenue of $4.7 million and an increase in services and other revenue of $0.2 million, as compared to the corresponding period of the prior fiscal year. The increase of $7.7 million during the six months ended December 31, 2017 was comprised of an increase in subscription and software revenue of $7.1 million and an increase in services and other revenue of $0.6 million, as compared to the corresponding period of the prior fiscal year.

Subscription and Software Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Subscription and software revenue	$117,658	$112,916	$4,742	4.2%	$233,414	$226,360	$7,054	3.1%
As a percent of total revenue	94.2%	94.1%			94.2%	94.3%

The period-over-period increase of $4.7 million and $7.1 million in subscription and software revenue during the three and six months ended December 31, 2017, respectively, was primarily attributable to the growth of our base of license arrangements being recognized on a ratable basis.

We expect subscription and software revenue to continue to increase as a result of: (i) having a larger base of license arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Services and other revenue	$7,244	$7,017	$227	3.2%	$14,269	$13,623	$646	4.7%
As a percent of total revenue	5.8%	5.9%			5.8%	5.7%

The period-over-period increase of $0.2 million in services and other revenue during the three months ended December 31, 2017 was primarily attributable to higher training revenue of $0.3 million and lower professional services revenue of $0.1 million.

The period-over-period increase of $0.6 million in services and other revenue during the six months ended December 31, 2017 was primarily attributable to higher professional services revenue of $0.5 million and higher training revenue of $0.1 million.

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

Cost of Revenue

Cost of Subscription and Software Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Cost of subscription and software revenue	$5,486	$5,176	$310	6.0%	$11,269	$10,245	$1,024	10.0%
As a percent of subscription and software revenue	4.7%	4.6%			4.8%	4.5%

Cost of subscription and software revenue increased $0.3 million and $1.0 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of the prior fiscal year primarily due to increased amortization expense related to acquired technology.

Subscription and software gross profit margin was consistent at 95.3% and 95.4% during the three months ended December 31, 2017 and 2016, respectively. Subscription and software gross profit margin was consistent at 95.2% and 95.5% during the six months ended December 31, 2017 and 2016, respectively.

Cost of Services and Other Revenue

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$6,603	$6,403	$200	3.1%	$13,552	$12,839	$713	5.6%
As a percent of services and other revenue	91.2%	91.2%			95.0%	94.2%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year.

Cost of services and other revenue increased $0.2 million and $0.7 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding period of the prior fiscal year.

Gross profit margin on services and other revenue of 8.8% for the three months ended December 31, 2017 was consistent with the corresponding period of the prior fiscal year.

Gross profit margin on services and other revenue of 5.0% for the six months ended December 31, 2017 decreased from 5.8% for the corresponding period of the prior fiscal year, primarily due to higher subcontractor costs of $0.6 million.

Gross Profit

Gross profit increased $4.5 million and $6.0 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding period of the prior fiscal year.

Gross profit margin of 90.3% during the three months ended December 31, 2017 was consistent with the corresponding period of the prior fiscal year, while it decreased from 90.4% during the six months ended December 31, 2016 to 90.0% during the corresponding period of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections above.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Selling and marketing expense	$24,380	$21,829	$2,551	11.7%	$47,951	$43,854	$4,097	9.3%
As a percent of total revenue	19.5%	18.2%			19.4%	18.3%

The period-over-period increase of $2.6 million in selling and marketing expense during the three months ended December 31, 2017 was primarily attributable to higher compensation costs of $1.1 million related to an increase in headcount, higher commissions of $0.7 million, and higher professional services fees of $0.3 million.

The period-over-period increase of $4.1 million in selling and marketing expense during the six months ended December 31, 2017 was primarily attributable to higher compensation costs of $2.0 million related to an increase in headcount, higher commissions of $1.2 million, and higher professional services fees of $0.4 million.

Research and Development Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Research and development expense	$19,790	$18,597	$1,193	6.4%	$39,279	$37,229	$2,050	5.5%
As a percent of total revenue	15.8%	15.5%			15.9%	15.5%

The period-over-period increase of $1.2 million in research and development expense during the three months ended December 31, 2017 was primarily attributable to higher compensation costs of $1.0 million related to an increase in headcount and higher stock-based compensation of $0.4 million, partially offset by lower professional services fees of $0.2 million.

The period-over-period increase of $2.1 million in research and development expense during the six months ended December 31, 2017 was primarily attributable to higher compensation costs of $1.8 million related to an increase in headcount and higher stock-based compensation of $1.2 million, partially offset by lower overhead allocations of $0.5 million and lower costs of acquired technology of $0.4 million.

Overhead allocations consist of information systems costs, facility costs and certain benefit costs. The overhead expenses are allocated to departments based on relative headcount, geographic location and total salary.
In the six months ended December 31, 2016, we acquired technology for $0.4 million. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.
General and Administrative Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
General and administrative expense	$14,178	$11,863	$2,315	19.5%	$27,854	$25,020	$2,834	11.3%
As a percent of total revenue	11.4%	9.9%			11.2%	10.4%

The period-over-period increase of $2.3 million in general and administrative expense during the three months ended December 31, 2017 was primarily attributable to higher litigation related expenses of $1.8 million, higher compensation costs of $0.5 million related to an increase in headcount, and higher stock-based compensation of $0.4 million, partially offset by lower office-related costs of $0.5 million.

The period-over-period increase of $2.8 million in general and administrative expense during the six months ended December 31, 2017 was primarily attributable to higher litigation related expenses of $1.8 million, higher overhead allocations of $1.3 million, higher stock-based compensation of $1.1 million, higher compensation costs of $0.7 million related to an increase in headcount, and higher bonus costs of $0.3 million, partially offset by lower office-related costs of $1.2 million, lower consulting fees of $0.7 million, and lower amortization expense of $0.4 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Interest income	$40	$216	$(176)	(81.5)%	$181	$488	$(307)	(62.9)%
As a percent of total revenue	—%	0.2%			0.1%	0.2%

The period-over-period decrease of $0.2 million and $0.3 million in interest income during the three and six months ended December 31, 2017, respectively, was attributable to a lower level of interest income from investments.

Interest Expense

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Interest expense	$(1,261)	$(892)	$(369)	41.4%	$(2,467)	$(1,762)	$(705)	40.0%
As a percent of total revenue	(1.0)%	(0.7)%			(1.0)%	(0.7)%

The period-over-period increase of $0.4 million and $0.7 million in interest expense during the three and six months ended December 31, 2017, respectively, was attributable to an $11.0 million increase in our outstanding borrowings and an increase in applicable interest rates compared to the prior fiscal year related to our outstanding borrowings, which we entered into in February 2016, as described in the "Liquidity and Capital Resources" section below.

Other (Expense) Income, net

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Other (expense) income, net	$(238)	$697	$(935)	(134.1)%	$(854)	$1,344	$(2,198)	(163.5)%
As a percent of total revenue	(0.2)%	0.6%			(0.3)%	0.6%

During the three months ended December 31, 2017 and 2016, other (expense) income, net was comprised of $(0.2) million and $0.7 million of currency (losses) gains, respectively. During the six months ended December 31, 2017 and 2016, other (expense) income, net was comprised of $(0.9) million and $1.3 million of currency (losses) gains, respectively.

Provision for Income Taxes

	Three Months Ended December 31,		Period-to-Period Change		Six Months Ended December 31,		Period-to-Period Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Provision for income taxes	$14,928	$19,076	$(4,148)	(21.7)%	$31,805	$38,855	$(7,050)	(18.1)%
Effective tax rate	28.2%	33.9%			30.4%	35.0%		-0.046

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), following its passage by the United States Congress. The Tax Act will make significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, limitation of the tax deduction for interest expense to 30.0% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions.

As a result of the Tax Act, we have revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for our fiscal year is 28.1%.

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income. Our effective tax rate decreased to 28.2% and 30.4% for the three and six months ended December 31, 2017, respectively, compared to 33.9% and 35.0% for the corresponding periods of the prior fiscal year due to the reduced federal corporate tax rate, partially offset by a discrete tax expense of $4.3 million due to the revaluation of the net deferred tax assets as of the enactment date of the Tax Act on December 22, 2017 due to the reduction in the tax rate. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $0.4 million and $1.0 million for the three and six months ended December 31, 2017, respectively. This represents a decrease in our effective tax rate of approximately 1.0 percentage point for both the three and six months ended December 31, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

The Tax Act has several significant changes that impacts all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are currently estimating that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by the end of fiscal 2018.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of December 31, 2017, our principal capital resources consisted of $48.7 million in cash and cash equivalents.

We believe our existing cash and cash equivalents, together with our cash flows from operating activities, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to raise additional funds if we decide to make one or more acquisitions of businesses, technologies or products. If additional funding for such purpose is required beyond existing resources and our Credit Agreement described below, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

Credit Agreement

On February 26, 2016, we entered into the $250.0 million Credit Agreement with various lenders. On August 9, 2017, we entered into an amendment to increase the Credit Agreement to $350.0 million. The Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again whole or in part without penalty. As of December 31, 2017, we had $151.0 million in outstanding borrowings under the Credit Agreement.

For a more detailed description of the Credit Agreement, see Note 10, Credit Agreement, to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $4.9 million consisted of money market funds as of December 31, 2017. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended December 31,
	2017	2016
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$54,762	$53,417
Investing activities	(11,312)	(108,014)
Financing activities	(96,907)	(196,495)
Effect of exchange rates on cash balances	206	(218)
Decrease in cash and cash equivalents	$(53,251)	$(251,310)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $54.8 million during the six months ended December 31, 2017. This amount resulted from net income of $72.8 million, adjusted for non-cash items of $20.7 million and net uses of cash of $38.8 million related to changes in working capital.

Non-cash items during the six months ended December 31, 2017 consisted primarily of stock-based compensation expense of $11.9 million, deferred income taxes of $4.3 million, and depreciation and amortization expense of $3.4 million.

Cash used by working capital of $38.8 million during the six months ended December 31, 2017 was primarily attributable to cash outflows related to decreases in deferred revenue of $41.6 million (cash flows related to deferred revenue vary due to the timing of invoicing, in particular the anniversary dates of annual installments associated with multi-year software license arrangements) and accounts payable, accrued expenses and other current liabilities of $1.8 million, partially offset by cash provided by decreases in accounts receivable of $3.7 million and prepaid expenses, prepaid income taxes, and other assets of $1.0 million.

Investing Activities

During the six months ended December 31, 2017, we used $11.3 million of cash for investing activities. We used $10.8 million for business acquisitions, $0.4 million for capitalized computer software development costs, and $0.2 million for capital expenditures.

Financing Activities

During the six months ended December 31, 2017, we used $96.9 million of cash for financing activities. We used $105.0 million for repurchases of our common stock, $3.5 million for withholding taxes on vested and settled restricted stock units, $2.6 million for deferred business acquisition payments, and $0.4 million for issuance costs in connection with the Credit Agreement, partially offset by proceeds of $11.0 million from the Credit Agreement and $3.5 million from the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $3.0 million and $2.9 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2017 and June 30, 2017, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended December 31, 2017 and 2016, 9.5% and 10.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2017 and 2016, 9.5% and 10.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and six months ended December 31, 2017 and 2016. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended December 31, 2017 and 2016, we recorded $(0.2) million and $0.7 million of net foreign currency exchange (losses) gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $0.9 million and $1.0 million for the three months ended December 31, 2017 and 2016, respectively.

During the six months ended December 31, 2017 and 2016, we recorded $(0.9) million and $1.3 million of net foreign currency exchange (losses) gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.8 million and $2.2 million for the six months ended December 31, 2017 and 2016, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. We held no investments in marketable securities as of December 31, 2017 and June 30, 2017. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at December 31, 2017 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We had $151.0 million in outstanding borrowings under our Credit Agreement as of December 31, 2017. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three and six months ended December 31, 2017, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

During the three and six months ended December 31, 2017 and 2016, 9.5% and 10.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2017 and 2016, 9.5% and 10.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and six months ended December 31, 2017 and 2016, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2017 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

October 1 to 31, 2017	247,065	$64.85	247,065
November 1 to 30, 2017	260,769	$66.74	260,769
December 1 to 31, 2017	248,515	$66.68	248,515
Total	756,349	$66.11	756,349	$246,292,803

(1)         On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. On April 26, 2016 and June 8, 2017, the Board of Directors approved a $400.0 million and $200.0 million increase to the Share Repurchase Program, respectively.

(2)         As of December 31, 2017, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 30,741,484.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of December 31, 2017, the total remaining value under the Share Repurchase Program was approximately $246.3 million.

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

Aspen Technology, Inc.

Date: January 24, 2018	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 24, 2018	By:	/s/ KARL E. JOHNSEN
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