Form 10-Q
period 2018-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2018-04-25
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of April 18, 2018, there were 71,423,639 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in Thousands, Except per Share Data)
Revenue:
Subscription and software	$118,126	$111,717	$351,540	$338,077
Services and other	7,745	7,560	22,014	21,184
Total revenue	125,871	119,277	373,554	359,261
Cost of revenue:
Subscription and software	5,817	5,521	17,086	15,766
Services and other	6,959	6,746	20,511	19,586
Total cost of revenue	12,776	12,267	37,597	35,352
Gross profit	113,095	107,010	335,957	323,909
Operating expenses:
Selling and marketing	25,924	22,269	73,875	66,123
Research and development	21,584	20,348	60,863	57,577
General and administrative	14,430	12,120	42,284	37,140
Total operating expenses	61,938	54,737	177,022	160,840
Income from operations	51,157	52,273	158,935	163,069
Interest income	23	176	204	665
Interest (expense)	(1,485)	(959)	(3,952)	(2,721)
Other (expense) income, net	(104)	(56)	(958)	1,287
Income before provision for income taxes	49,591	51,434	154,229	162,300
Provision for income taxes	11,756	15,600	43,561	54,455
Net income	$37,835	$35,834	$110,668	$107,845
Net income per common share:
Basic	$0.53	$0.47	$1.53	$1.40
Diluted	$0.52	$0.47	$1.51	$1.39
Weighted average shares outstanding:
Basic	71,828	75,676	72,402	77,221
Diluted	72,663	76,182	73,136	77,652

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net income	$37,835	$35,834	$110,668	$107,845
Other comprehensive income (loss):
Net unrealized losses on available for sale securities, net of tax effects of ($8) and $1 for the three and nine months ended March 31, 2017	—	16	—	(1)
Foreign currency translation adjustments	924	86	2,398	(2,534)
Total other comprehensive income (loss)	924	102	2,398	(2,535)
Comprehensive income	$38,759	$35,936	$113,066	$105,310

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	June 30, 2017
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$71,075	$101,954
Accounts receivable, net	27,755	27,670
Prepaid expenses and other current assets	9,827	12,061
Prepaid income taxes	2,506	4,501
Total current assets	111,163	146,186
Property, equipment and leasehold improvements, net	10,703	13,400
Computer software development costs, net	664	667
Goodwill	76,016	51,248
Intangible assets, net	36,045	20,789
Non-current deferred tax assets	9,900	14,352
Other non-current assets	1,516	1,300
Total assets	$246,007	$247,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,823	$5,467
Accrued expenses and other current liabilities	40,319	48,149
Income taxes payable	413	1,603
Borrowings under credit agreement	170,000	140,000
Current deferred revenue	261,222	272,024
Total current liabilities	477,777	467,243
Non-current deferred revenue	27,312	28,335
Other non-current liabilities	19,524	13,148
Commitments and contingencies (Note 15)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of March 31, 2018 and June 30, 2017 Issued and outstanding— none as of March 31, 2018 and June 30, 2017	—	—
Stockholders’ deficit:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 102,936,605 shares at March 31, 2018 and 102,567,129 shares at June 30, 2017 Outstanding— 71,545,642 shares at March 31, 2018 and 73,421,153 shares at June 30, 2017	10,294	10,257
Additional paid-in capital	706,554	687,479
Retained earnings	267,188	156,520
Accumulated other comprehensive income	3,857	1,459
Treasury stock, at cost—31,390,963 shares of common stock at March 31, 2018 and 29,145,976 shares at June 30, 2017	(1,266,499)	(1,116,499)
Total stockholders’ deficit	(278,606)	(260,784)
Total liabilities and stockholders’ deficit	$246,007	$247,942

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$110,668	$107,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,902	4,993
Net foreign currency (gains) losses	1,086	(2,020)
Stock-based compensation	17,222	14,307
Deferred income taxes	4,467	1,169
Provision for bad debts	1,373	225
Tax benefits from stock-based compensation	—	2,344
Excess tax benefits from stock-based compensation	—	(2,344)
Other non-cash operating activities	314	430
Changes in assets and liabilities:
Accounts receivable	(964)	(14,944)
Prepaid expenses, prepaid income taxes, and other assets	4,908	3,648
Accounts payable, accrued expenses, income taxes payable and other liabilities	(4,448)	6,947
Deferred revenue	(11,699)	(13,562)
Net cash provided by operating activities	127,829	109,038
Cash flows from investing activities:
Purchases of marketable securities	—	(683,748)
Maturities of marketable securities	—	669,216
Purchases of property, equipment and leasehold improvements	(217)	(2,151)
Payments for business acquisitions, net of cash acquired	(33,700)	(36,171)
Payments for capitalized computer software costs	(299)	(126)
Net cash used in investing activities	(34,216)	(52,980)
Cash flows from financing activities:
Exercises of stock options	7,402	7,892
Repurchases of common stock	(154,365)	(295,642)
Payments of tax withholding obligations related to restricted stock	(5,412)	(4,346)
Deferred business acquisition payments	(2,600)	—
Excess tax benefits from stock-based compensation	—	2,344
Proceeds from credit agreement	30,000	—
Payments of credit agreement issuance costs	(351)	—
Net cash used in financing activities	(125,326)	(289,752)
Effect of exchange rate changes on cash and cash equivalents	834	(90)
Decrease in cash and cash equivalents	(30,879)	(233,784)
Cash and cash equivalents, beginning of period	101,954	318,336
Cash and cash equivalents, end of period	$71,075	$84,552
Supplemental disclosure of cash flow information:
Income taxes paid, net	$38,662	$41,742
Interest paid	3,456	2,499
Supplemental disclosure of non-cash investing and financing activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(31)	$111
Change in repurchases of common stock included in accounts payable and accrued expenses	(4,365)	4,358

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. We adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) effective July 1, 2017. Refer to Note 2 (g), “Recently Issued Accounting Pronouncements,” for further information regarding the adoption of ASU No. 2016-09. There were no other material changes to our significant accounting policies during the three and nine months ended March 31, 2018.

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

Our agreements with our customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2018 and June 30, 2017, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, have not established any related reserves.

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

(e)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency (losses) gains were $(0.1) million and $(1.0) million during the three and nine months ended March 31, 2018, respectively, and $(0.1) million and $1.3 million during the three and nine months ended March 31, 2017, respectively.

(f)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
We acquired technology for $0.4 million during the nine months ended March 31, 2017. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.

(g)          Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to evaluate revenue recognition through a five-step process.  In applying the principles of ASU 2014-09, it is possible more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.  As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016.
We will adopt ASU No. 2014-09 during the first quarter of fiscal 2019. Based on our preliminary assessment, the adoption of ASU No. 2014-09 will impact the timing of the license portion of the revenue recognized from our term contracts.  Under the new standard, for arrangements that include term-based software licenses bundled with maintenance and support, we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. We currently expect to recognize as revenue a portion of the arrangement fee related to maintenance and support, professional services, and training over time as the services are provided. Additionally, under the new standard, we expect to capitalize certain direct and incremental commission costs to obtain a contract and amortize such costs over the expected period of benefit, rather than expensing them as incurred in the period that the commissions are earned. We are continuing to evaluate all the potential impacts of ASU No. 2014-09 on our consolidated financial statements and disclosures, and are implementing accounting system and internal control changes related to the adoption.
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
As a result of adopting the new standard, excess tax benefits from stock-based compensation are now reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously a component of stockholders’ deficit. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $1.2 million and $2.1 million for the three and nine months ended March 31, 2018, respectively. This represents a decrease in our effective tax rate of approximately two and one percentage points for the three and nine months ended March 31, 2018, respectively, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards. There was no change as a result of how we account for forfeitures for financial statement reporting purposes. We adopted the cash flow presentation prospectively, and accordingly, excess tax benefits from stock-based compensation of $2.1 million is presented as a cash inflow from operating activity included within the change in income tax payable for the nine months ended March 31, 2018, while $2.3 million of excess tax benefits from equity-based compensation is presented as a financing activity for the nine months ended March 31, 2017. We prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on our diluted earnings per share for the three and nine months ended March 31, 2018.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are currently estimating that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by the end of fiscal 2018.

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

Cash equivalents of $4.9 million and $79.7 million as of March 31, 2018 and June 30, 2017, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

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

4.  Accounts Receivable

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of March 31, 2018 and June 30, 2017:

	Gross	Allowance	Net
	(Dollars in Thousands)
March 31, 2018:
Accounts receivable	$30,413	$2,658	$27,755

June 30, 2017:
Accounts receivable	$28,955	$1,285	$27,670

As of March 31, 2018, we had two customer receivable balances that individually represented approximately 17% and 14%, respectively, of our net accounts receivable. These customer receivable balances were both collected subsequent to March 31, 2018.

5.  Property and Equipment

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2018	June 30, 2017
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$8,439	$8,262
Purchased software	24,184	24,091
Furniture & fixtures	6,898	6,805
Leasehold improvements	12,205	12,025
Property, equipment and leasehold improvements, at cost	51,726	51,183
Accumulated depreciation	(41,023)	(37,783)
Property, equipment and leasehold improvements, net	$10,703	$13,400

6. Acquisitions

Technology
In March 2018, we acquired certain assets, principally technology, for a total cash consideration of $5.0 million. The purchase price consisted of $4.5 million of cash paid at closing and an additional $0.5 million to be held back until March 2019 as security for certain representations, warranties, and obligations of the seller. The acquisition met the definition of a business combination as it contained inputs and processes that are capable of being operated as a business. We allocated, on a preliminary basis, $1.0 million of the purchase price to developed technology and $4.0 million to goodwill. The fair value of the developed technology of $1.0 million was determined using the replacement cost approach. The developed technology is being amortized on a straight-line basis over its estimated useful life of three years. The acquisition is treated as an asset purchase for tax purposes and, accordingly, the goodwill resulting from the acquisition is expected to be deductible.
Apex Optimisation

On February 5, 2018, we completed the acquisition of all the outstanding shares of Apex Optimisation and affiliates (“Apex”), a provider of software which aligns Advanced Process Control with Planning and Scheduling to unify production optimization, for a total cash consideration of $23.0 million. The purchase price consisted of $18.4 million of cash paid at closing and an additional $4.6 million to be held back until February 2020 as security for certain representations, warranties, and obligations of the sellers. The holdback is recorded in other non-current liabilities in our consolidated balance sheet.
A preliminary allocation of the purchase price is as follows. The valuation of the net assets acquired and the deferred tax liabilities are considered preliminary as of March 31, 2018:

Amount
(Dollars in Thousands)
Assets acquired, net	$62
Identifiable intangible assets:
Technology-related	4,400
Customer relationships	3,500
Goodwill	16,579
Deferred tax liabilities	(1,541)
Total assets acquired, net	$23,000
We used the relief from royalty and income approaches to derive the fair value of the technology-related and customer relationship intangible assets, respectively. The weighted-average discount rate (or rate of return) used to determine the value of the Apex intangible assets was 28% and the effective tax rate used was 21%.  The technology-related and customer relationship intangible assets are each being amortized on a straight-line basis over their estimated useful lives of seven years.
The goodwill, which is not deductible for tax purposes, reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Apex products and services to our existing customers.  The results of operations of Apex have been included prospectively in our results of operations since the date of acquisition.
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
Intangible assets consisted of the following as of March 31, 2018 and June 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in Thousands)
March 31, 2018:
Technology and patents	$35,807	$(4,631)	$31,176
Customer relationships	4,902	(325)	4,577
Non-compete agreements	553	(261)	292
Total	$41,262	$(5,217)	$36,045
June 30, 2017:
Technology and patents	$22,350	$(3,254)	$19,096
Customer relationships	1,432	(169)	1,263
Non-compete agreements	553	(123)	430
Total	$24,335	$(3,546)	$20,789
Total amortization expense related to intangible assets is included in operating expenses and amounted to approximately $0.5 million and $1.6 million for the three and nine months ended March 31, 2018, respectively, and approximately $0.4 million and $0.5 million for the three and nine months ended March 31, 2017, respectively.
Future amortization expense as of March 31, 2018 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2018	$1,079
2019	4,658
2020	4,729
2021	4,719
2022	4,713
Thereafter	16,147
Total	$36,045

8. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting segment during the nine months ended March 31, 2018 was as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2017:	$116,817	$(65,569)	$—	$51,248
Goodwill from acquisitions	24,441	—	—	24,441
Foreign currency translation	—	—	327	327
March 31, 2018:	$141,258	$(65,569)	$327	$76,016

No triggering events indicating goodwill impairment occurred during the nine months ended March 31, 2018.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2018	June 30, 2017
	(Dollars in Thousands)
Payroll and payroll-related	$17,318	$20,864
Royalties and outside commissions	3,409	2,733
Professional fees	2,162	2,216
Deferred acquisition payments	7,749	8,548
Other	9,681	13,788
Total accrued expenses and other current liabilities	$40,319	$48,149

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	March 31, 2018	June 30, 2017
	(Dollars in Thousands)
Deferred rent	$6,770	$6,916
Uncertain tax positions	4,302	3,921
Deferred acquisition payments	4,562	—
Other	3,890	2,311
Total other non-current liabilities	$19,524	$13,148

10.  Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $170.0 million and $140.0 million in outstanding borrowings under the Credit Agreement as of March 31, 2018 and June 30, 2017, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rates as of March 31, 2018 were 3.38% on $159.0 million of our outstanding borrowings, and 3.22% on the remaining $11.0 million of our outstanding borrowings.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. As of March 31, 2018 we were in compliance with these covenants.

11.  Stock-Based Compensation

The weighted average estimated fair value of option awards granted was $19.21 and $17.04 during the three and nine months ended March 31, 2018, respectively, and $13.70 and $12.96 during the three and nine months ended March 31, 2017, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended March 31,
	2018	2017
Risk-free interest rate	1.7%	1.1%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.6
Expected volatility factor	28.0%	31.4%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$345	$363	$1,119	$1,106
Selling and marketing	979	972	2,870	2,937
Research and development	1,892	1,618	5,679	4,177
General and administrative	2,137	1,724	7,554	6,087
Total stock-based compensation	$5,353	$4,677	$17,222	$14,307

A summary of stock option and RSU activity under all equity plans for the nine months ended March 31, 2018 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2017	1,353,558	$37.98	7.30	$23,535	615,998	$45.62
Granted	418,462	64.17			346,558	64.18
Settled (RSUs)	—				(232,797)	49.61
Exercised	(216,306)	34.07			—
Cancelled / Forfeited	(37,350)	50.43			(30,596)	54.18
Outstanding at March 31, 2018	1,518,364	$45.45	7.45	$50,777	699,163	$53.12
Vested and exercisable at March 31, 2018	844,139	$38.17	6.40	$34,376	—
Vested and expected to vest as of March 31, 2018	1,451,983	$44.98	7.39	$49,238	628,586	$53.08

The weighted average grant-date fair value of RSUs granted was $75.41 and $64.18 during the three and nine months ended March 31, 2018, respectively, and $54.95 and $45.98 during the three and nine months ended March 31, 2017, respectively.  The total fair value of shares vested from RSU grants was $5.7 million and $16.0 million during the three and nine months ended March 31, 2018, respectively, and $4.5 million and $12.8 million during the three and nine months ended March 31, 2017, respectively.

At March 31, 2018, the total future unrecognized compensation cost related to stock options was $9.1 million and is expected to be recorded over a weighted average period of 2.7 years.  At March 31, 2018, the total future unrecognized compensation cost related to RSUs was $30.7 million and is expected to be recorded over a weighted average period of 2.7 years.

The total intrinsic value of options exercised was $4.9 million and $7.9 million during the three and nine months ended March 31, 2018, respectively, and $2.9 million and $6.9 million during the three and nine months ended March 31, 2017, respectively. We received cash proceeds from option exercises of $3.9 million and $7.4 million during the three and nine months ended March 31, 2018, respectively, and $3.1 million and $7.9 million during the three and nine months ended March 31, 2017, respectively. We withheld withholding taxes on vested RSUs of $2.0 million and $5.5 million during the three and nine months ended March 31, 2018, respectively, and $1.6 million and $4.4 million during the three and nine months ended March 31, 2017, respectively.

At March 31, 2018, common stock reserved for future issuance or settlement under equity compensation plans was 10.4 million shares.

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

During the three and nine months ended March 31, 2018, we repurchased 649,479 and 2,244,987 shares, respectively, of our common stock in the open market for $50.0 million and $150.0 million, respectively. As of March 31, 2018, the total remaining value under the Share Repurchase Program was approximately $196.3 million.

Accumulated Other Comprehensive Income

As of March 31, 2018, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $3.9 million. As of June 30, 2017, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $1.5 million and net unrealized gains on available for sale securities of less than $0.1 million.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$37,835	$35,834	$110,668	$107,845

Weighted average shares outstanding	71,828	75,676	72,402	77,221

Dilutive impact from:
Share-based payment awards	835	506	734	431
Dilutive weighted average shares outstanding	72,663	76,182	73,136	77,652

Income per share
Basic	$0.53	$0.47	$1.53	$1.40
Dilutive	$0.52	$0.47	$1.51	$1.39

For the three and nine months ended March 31, 2018 and 2017, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Shares in Thousands)
Employee equity awards	240	43	445	722

Included in the table above are options to purchase 3,892 and 29,818 shares of our common stock during the three and nine months ended March 31, 2018, respectively, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $75.74 per share to $78.77 per share and were greater than the average market price of our common stock during the periods then ended. These options were outstanding as of March 31, 2018 and expire at various dates through February 25, 2028.

14.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, limitation of the tax deduction for interest expense to 30.0% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions.

As a result of the Tax Act, we have revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%. The rate change is administratively effective as of January 1, 2018. As a result, the blended statutory tax rate for our fiscal year is 28.1%.

Our effective tax rate was 23.7% and 28.2% for the three and nine months ended March 31, 2018, respectively, and 30.4% and 33.5% for the three and nine months ended March 31, 2017, respectively. Our effective tax rate decreased for the three and nine months ended March 31, 2018 compared to the same periods in 2017 due to a reduction in the federal corporate tax rate from 35.0% to the blended rate of 28.1%, partially offset by a discrete tax expense of $4.3 million due to the revaluation of the net deferred tax assets as of the enactment date of the Tax Act on December 22, 2017 due to the reduction in the tax rate. During the three and nine months ended March 31, 2018 and 2017, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the U.S. domestic production activity deduction and tax credits for research expenditures.

The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are currently estimating that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by the end of fiscal 2018.

We adopted ASU No. 2016-09 effective July 1, 2017. As a result of adopting the new standard, excess tax benefits from stock-based compensation are now reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously a component of stockholders’ deficit. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $1.2 million and $2.1 million for the three and nine months ended March 31, 2018, respectively. This represents a decrease in our effective tax rate of approximately two and one percentage points for the three and nine months ended March 31, 2018, respectively, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

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

We do not provide deferred taxes on unremitted earnings of our foreign subsidiaries as we intend to indefinitely reinvest those earnings.  We are also estimating that the transition tax on any undistributed earnings that existed as of December 22, 2017 will be zero.

15. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.1 million and $6.1 million during the three and nine months ended March 31, 2018, respectively, and $2.1 million and $6.3 million during the three and nine months ended March 31, 2017, respectively.

Standby letters of credit for $3.0 million and $2.9 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2018 and June 30, 2017, respectively. The letters of credit expire at various dates through fiscal 2025.

Legal Matters

In the ordinary course of business, we are, from time to time, involved in lawsuits, claims, investigations, proceedings and threats of litigation. These matters include an April 2004 claim by a customer that certain of our software products and implementation services failed to meet the customer's expectations. In March 2014, a judgment was issued by the trial court against us in the amount of approximately 1.9 million Euro (“€”) plus interest and a portion of legal fees.  We subsequently filed an appeal of that judgment.  In March 2016, the appellate court determined that we are liable for damages in the amount of approximately €1.7 million plus interest, with the possibility of additional damages to be determined in further proceedings by the appellate court. In December 2017, the appellate court issued a final judgment against us in the amount of approximately €3.5 million, including interest, plus approximately €0.1 million in costs and legal fees. During the three months ended March 31, 2018, we made a payment of approximately €3.5 million.

While the outcome of the proceedings and claims such as those described above cannot be predicted with certainty, there were no such matters, as of March 31, 2018 that, in the opinion of management, are reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. Liabilities, if applicable, related to the aforementioned matters discussed in this Note have been included in our accrued liabilities at March 31, 2018, and are not material to our financial position for the period then ended. As of March 31, 2018, we do not believe that there is a reasonable possibility of a material loss exceeding the amounts already accrued for the proceedings or matters discussed above. However, the results of litigation and claims cannot be predicted with certainty; unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of attorneys' fees and costs, diversion of management resources and other factors.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2018
Segment revenue	$118,126	$7,745	$125,871
Segment expenses (1)	(53,325)	(6,959)	(60,284)
Segment profit	$64,801	$786	$65,587
Three Months Ended March 31, 2017
Segment revenue	$111,717	$7,560	$119,277
Segment expenses (1)	(48,138)	(6,746)	(54,884)
Segment profit	$63,579	$814	$64,393

	Subscription and Software	Services	Total
	(Dollars in Thousands)
Nine Months Ended March 31, 2018
Segment revenue	$351,540	$22,014	$373,554
Segment expenses (1)	(151,824)	(20,511)	(172,335)
Segment profit	$199,716	$1,503	$201,219
Nine Months Ended March 31, 2017
Segment revenue	$338,077	$21,184	$359,261
Segment expenses (1)	(139,466)	(19,586)	(159,052)
Segment profit	$198,611	$1,598	$200,209

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

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in Thousands)

Total segment profit for reportable segments	$65,587	$64,393	$201,219	$200,209
General and administrative expense	(14,430)	(12,120)	(42,284)	(37,140)
Other (expense) income, net	(104)	(56)	(958)	1,287
Interest (expense), net	(1,462)	(783)	(3,748)	(2,056)
Income before income taxes	$49,591	$51,434	$154,229	$162,300

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

Recent Event

On February 5, 2018, we completed the acquisition of all the outstanding shares of Apex Optimisation and affiliates (“Apex”), a provider of software which aligns Advanced Process Control with Planning and Scheduling to unify production optimization, for a total cash consideration of $23.0 million. The purchase price consisted of $18.4 million of cash paid at closing and an additional $4.6 million to be held back until February 2020 as security for certain representations, warranties, and obligations of the sellers.

Business Overview
We are a leading global supplier of asset optimization solutions that optimize asset design, operations and maintenance in complex industrial environments. We combine decades of process modeling and operations expertise with big data machine-learning and analytics. Our purpose-built software solutions improve the competitiveness and profitability of our customers by increasing throughput, energy efficiency, and production, reducing unplanned downtime, enhancing capital efficiency, and decreasing working capital requirements over the entire asset lifecycle to support operational excellence.
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
Interest Expense. During the three and nine months ended March 31, 2018 and 2017, interest expense was primarily related to the Credit Agreement we entered into with various lenders on February 26, 2016, as amended August 9, 2017 (the “Credit Agreement”).
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

We estimate that annual spend grew by approximately 2.3% during the third quarter of fiscal 2018, from $469.0 million at December 31, 2017 to $479.9 million at March 31, 2018, and by approximately 4.4% during the first nine months of fiscal 2018, from $459.6 million at June 30, 2017.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of: purchases of property, equipment and leasehold improvements; capitalized computer software development costs; excess tax benefits from stock-based compensation; non-capitalized acquired technology; and other nonrecurring items, such as acquisition related and litigation related payments.

The following table provides a reconciliation of net cash flows provided by operating activities to free cash flow for the indicated periods:

	Nine Months Ended March 31,
	2018	2017
	(Dollars in Thousands)
Net cash provided by operating activities	$127,829	$109,038
Purchases of property, equipment, and leasehold improvements	(217)	(2,151)
Capitalized computer software development costs	(299)	(126)
Non-capitalized acquired technology	75	846
Excess tax benefits from stock-based compensation	—	2,344
Acquisition related fee payments	868	448
Litigation related payments	4,286	—
Free cash flows (non-GAAP)	$132,542	$110,399

Total free cash flow on a non-GAAP basis increased by $22.1 million during the nine months ended March 31, 2018 as compared to the same period of the prior fiscal year primarily due to changes in working capital.

In the nine months ended March 31, 2018 and 2017, we have excluded payments of $0.1 million and $0.8 million, respectively, for non-capitalized acquired technology (including $0.1 million and $0.5 million, respectively, of final payments related to non-capitalized acquired technology from prior fiscal periods) from free cash flow to be consistent with the treatment of other transactions where the acquired assets were capitalized.

In the nine months ended March 31, 2018, we have excluded litigation related payments associated with a legal matter. See Note 15, Commitments and Contingencies, to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Non-GAAP Operating Income

Non-GAAP operating income excludes certain non-cash and non-recurring expenses, and is used as a supplement to operating income presented on a GAAP basis. We believe that non-GAAP operating income is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table presents our net income, as adjusted for stock-based compensation expense, non-capitalized acquired technology and amortization of acquired intangibles, and other items, such as the impact of litigation judgments and acquisition related fees, for the indicated periods:

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
GAAP income from operations	$51,157	$52,273	$(1,116)	(2.1)%	$158,935	$163,069	$(4,134)	(2.5)%
Plus:
Stock-based compensation	5,353	4,677	676	14.5%	17,222	14,307	2,915	20.4%
Non-capitalized acquired technology	—	—	—	—%	—	350	(350)	(100.0)%
Amortization of intangibles	526	405	121	29.9%	1,578	516	1,062	205.8%
Litigation judgment	—	—	—	—%	1,548	—	1,548	100.0%
Acquisition related fees	378	31	347	1,119.4%	706	493	213	43.2%
Non-GAAP income from operations	$57,414	$57,386	$28	—%	$179,989	$178,735	$1,254	0.7%

During the nine months ended March 31, 2017, we acquired technology that did not meet the accounting requirements for capitalization and therefore the cost of the acquired technology was expensed as research and development. We have excluded the expense of the acquired technology from non-GAAP operating income to be consistent with transactions where the acquired assets were capitalized.

During the nine months ended March 31, 2018, we incurred an expense associated with a litigation judgment in the amount of $1.5 million. We have excluded the expense of the litigation judgment from non-GAAP operating income to reflect the non-recurring nature of the expense.

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

There were no significant changes to our critical accounting policies and estimates during the three and nine months ended March 31, 2018.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2018

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2018:

	Three Months Ended March 31,		Increase / (Decrease) Change	Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	%	2018	2017	%
	(Dollars in Thousands)
Revenue:
Subscription and software	$118,126	$111,717	5.7%	$351,540	$338,077	4.0%
Services and other	7,745	7,560	2.4%	22,014	21,184	3.9%
Total revenue	125,871	119,277	5.5%	373,554	359,261	4.0%
Cost of revenue:
Subscription and software	5,817	5,521	5.4%	17,086	15,766	8.4%
Services and other	6,959	6,746	3.2%	20,511	19,586	4.7%
Total cost of revenue	12,776	12,267	4.1%	37,597	35,352	6.4%
Gross profit	113,095	107,010	5.7%	335,957	323,909	3.7%
Operating expenses:
Selling and marketing	25,924	22,269	16.4%	73,875	66,123	11.7%
Research and development	21,584	20,348	6.1%	60,863	57,577	5.7%
General and administrative	14,430	12,120	19.1%	42,284	37,140	13.9%
Total operating expenses, net	61,938	54,737	13.2%	177,022	160,840	10.1%
Income from operations	51,157	52,273	(2.1)%	158,935	163,069	(2.5)%
Interest income	23	176	(86.9)%	204	665	(69.3)%
Interest (expense)	(1,485)	(959)	54.8%	(3,952)	(2,721)	45.2%
Other (expense) income, net	(104)	(56)	85.7%	(958)	1,287	(174.4)%
Income before provision for income taxes	49,591	51,434	(3.6)%	154,229	162,300	(5.0)%
Provision for income taxes	11,756	15,600	(24.6)%	43,561	54,455	(20.0)%
Net income	$37,835	$35,834	5.6%	$110,668	$107,845	2.6%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and nine months ended March 31, 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(% of Revenue)
Revenue:
Subscription and software	93.8%	93.7%	94.1%	94.1%
Services and other	6.2	6.3	5.9	5.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and software	4.6	4.6	4.6	4.4
Services and other	5.5	5.7	5.5	5.5
Total cost of revenue	10.2	10.3	10.1	9.8
Gross profit	89.8	89.7	89.9	90.2
Operating expenses:
Selling and marketing	20.6	18.7	19.8	18.4
Research and development	17.1	17.1	16.3	16.0
General and administrative	11.5	10.2	11.3	10.3
Total operating expenses, net	49.2	45.9	47.4	44.8
Income from operations	40.6	43.8	42.5	45.4
Interest income	—	0.1	0.1	0.2
Interest (expense)	(1.2)	(0.8)	(1.1)	(0.8)
Other (expense) income, net	(0.1)	—	(0.3)	0.4
Income before provision for income taxes	39.4	43.1	41.3	45.2
Provision for income taxes	9.3	13.1	11.7	15.2
Net income	30.1%	30.0%	29.6%	30.0%

Revenue

Total revenue increased by $6.6 million and $14.3 million during the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of the prior fiscal year. The increase of $6.6 million during the three months ended March 31, 2018 was comprised of an increase in subscription and software revenue of $6.4 million and an increase in services and other revenue of $0.2 million, as compared to the corresponding period of the prior fiscal year. The increase of $14.3 million during the nine months ended March 31, 2018 was comprised of an increase in subscription and software revenue of $13.5 million and an increase in services and other revenue of $0.8 million, as compared to the corresponding period of the prior fiscal year.

Subscription and Software Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Subscription and software revenue	$118,126	$111,717	$6,409	5.7%	$351,540	$338,077	$13,463	4.0%
As a percent of total revenue	93.8%	93.7%			94.1%	94.1%

The period-over-period increase of $6.4 million and $13.5 million in subscription and software revenue during the three and nine months ended March 31, 2018, respectively, was primarily attributable to the growth of our base of license arrangements being recognized on a ratable basis.

We expect subscription and software revenue to continue to increase as a result of: (i) having a larger base of license arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Services and other revenue	$7,745	$7,560	$185	2.4%	$22,014	$21,184	$830	3.9%
As a percent of total revenue	6.2%	6.3%			5.9%	5.9%

The period-over-period increase of $0.2 million in services and other revenue during the three months ended March 31, 2018 was primarily attributable to higher training revenue of $0.3 million and lower professional services revenue of $0.1 million.

The period-over-period increase of $0.8 million in services and other revenue during the nine months ended March 31, 2018 was primarily attributable to higher professional services revenue of $0.4 million and higher training revenue of $0.4 million.

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

Cost of Revenue

Cost of Subscription and Software Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Cost of subscription and software revenue	$5,817	$5,521	$296	5.4%	$17,086	$15,766	$1,320	8.4%
As a percent of subscription and software revenue	4.9%	4.9%			4.9%	4.7%

Cost of subscription and software revenue increased $0.3 million and $1.3 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of the prior fiscal year primarily due to increased amortization expense related to acquired technology intangible assets.

Subscription and software gross profit margin was consistent at 95.1% for the three months ended March 31, 2018 and 2017. Subscription and software gross profit margin of 95.1% for the nine months ended March 31, 2018 decreased from 95.3% for the corresponding period of the prior fiscal year, primarily due to increased amortization expense related to acquired technology intangible assets.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$6,959	$6,746	$213	3.2%	$20,511	$19,586	$925	4.7%
As a percent of services and other revenue	89.9%	89.2%			93.2%	92.5%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year.

Cost of services and other revenue increased $0.2 million and $0.9 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding period of the prior fiscal year.

Gross profit margin on services and other revenue of 10.1% for the three months ended March 31, 2018 decreased from 10.8% for the corresponding period of the prior fiscal year, primarily due to higher compensation costs of $0.4 million, partially offset by lower subcontractor costs of $0.2 million.

Gross profit margin on services and other revenue of 6.8% for the nine months ended March 31, 2018 decreased from 7.5% for the corresponding period of the prior fiscal year, primarily due to higher compensation costs of $0.5 million and higher subcontractor costs of $0.4 million.

Gross Profit

Gross profit increased $6.1 million and $12.0 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding period of the prior fiscal year.

Gross profit margin of 89.8% during the three months ended March 31, 2018 was consistent with the corresponding period of the prior fiscal year, while it decreased from 90.2% during the nine months ended March 31, 2017 to 89.9% during the corresponding period of the current fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections above.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Selling and marketing expense	$25,924	$22,269	$3,655	16.4%	$73,875	$66,123	$7,752	11.7%
As a percent of total revenue	20.6%	18.7%			19.8%	18.4%

The period-over-period increase of $3.7 million in selling and marketing expense during the three months ended March 31, 2018 was primarily attributable to higher compensation costs of $1.3 million related to an increase in headcount, higher commissions of $1.2 million, higher travel and sales training costs of $0.6 million, and higher marketing costs of $0.5 million.

The period-over-period increase of $7.8 million in selling and marketing expense during the nine months ended March 31, 2018 was primarily attributable to higher compensation costs of $3.3 million related to an increase in headcount, higher commissions of $2.4 million, higher travel and sales training costs of $1.0 million, higher marketing costs of $0.6 million, and higher professional services fees of $0.5 million.

Research and Development Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Research and development expense	$21,584	$20,348	$1,236	6.1%	$60,863	$57,577	$3,286	5.7%
As a percent of total revenue	17.1%	17.1%			16.3%	16.0%

The period-over-period increase of $1.2 million in research and development expense during the three months ended March 31, 2018 was primarily attributable to higher compensation costs of $0.9 million related to an increase in headcount and higher stock-based compensation of $0.3 million.

The period-over-period increase of $3.3 million in research and development expense during the nine months ended March 31, 2018 was primarily attributable to higher compensation costs of $2.6 million related to an increase in headcount and higher stock-based compensation of $1.5 million, partially offset by lower costs of acquired technology of $0.4 million and lower professional services fees of $0.3 million.
In the nine months ended March 31, 2017, we acquired technology for $0.4 million. At the time we acquired the technology, the projects to develop commercially available products did not meet the accounting definition of having reached technological feasibility and therefore the cost of the acquired technology was expensed as a research and development expense.
General and Administrative Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
General and administrative expense	$14,430	$12,120	$2,310	19.1%	$42,284	$37,140	$5,144	13.9%
As a percent of total revenue	11.5%	10.2%			11.3%	10.3%

The period-over-period increase of $2.3 million in general and administrative expense during the three months ended March 31, 2018 was primarily attributable to a $1.4 million increase in our allowance for doubtful accounts and higher compensation costs of $0.7 million related to an increase in headcount.

The period-over-period increase of $5.1 million in general and administrative expense during the nine months ended March 31, 2018 was primarily attributable to higher compensation costs of $1.4 million related to an increase in headcount, higher stock-based compensation of $1.5 million, an increase in expense associated with a litigation judgment in the amount of $1.5 million, and a $1.4 million increase in our allowance for doubtful accounts, partially offset by lower amortization expense of $0.8 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Interest income	$23	$176	$(153)	(86.9)%	$204	$665	$(461)	(69.3)%
As a percent of total revenue	—%	0.1%			0.1%	0.2%

The period-over-period decrease of $0.2 million and $0.5 million in interest income during the three and nine months ended March 31, 2018, respectively, was attributable to a lower level of interest income from investments.

Interest Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Interest expense	$(1,485)	$(959)	$(526)	54.8%	$(3,952)	$(2,721)	$(1,231)	45.2%
As a percent of total revenue	(1.2)%	(0.8)%			(1.1)%	(0.8)%

The period-over-period increase of $0.5 million and $1.2 million in interest expense during the three and nine months ended March 31, 2018, respectively, was attributable to a $30.0 million increase in our outstanding borrowings and an increase in applicable interest rates compared to the prior fiscal year related to our outstanding borrowings, which we entered into in February 2016, as described in the "Liquidity and Capital Resources" section below.

Other (Expense) Income, net

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Other (expense) income, net	$(104)	$(56)	$(48)	85.7%	$(958)	$1,287	$(2,245)	(174.4)%
As a percent of total revenue	(0.1)%	—%			(0.3)%	0.4%

During the three months ended March 31, 2018 and 2017, other (expense) income, net was comprised of $(0.1) million and $(0.1) million of currency losses, respectively. During the nine months ended March 31, 2018 and 2017, other (expense) income, net was comprised of $(1.0) million and $1.3 million of currency (losses) gains, respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Provision for income taxes	$11,756	$15,600	$(3,844)	(24.6)%	$43,561	$54,455	$(10,894)	(20.0)%
Effective tax rate	23.7%	30.4%			28.2%	33.5%		-0.053

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, limitation of the tax deduction for interest expense to 30.0% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80.0% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions.

As a result of the Tax Act, we have revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for our fiscal year is 28.1%.

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income. Our effective tax rate decreased to 23.7% and 28.2% for the three and nine months ended March 31, 2018, respectively, compared to 30.4% and 33.5% for the corresponding periods of the prior fiscal year due to the reduced federal corporate tax rate, partially offset by a discrete tax expense of $4.3 million due to the revaluation of the net deferred tax assets as of the enactment date of the Tax Act on December 22, 2017 due to the reduction in the tax rate. The adoption of ASU No. 2016-09 resulted in a decrease in our provision for income taxes of $1.2 million and $2.1 million for the three and nine months ended March 31, 2018, respectively. This represents a decrease in our effective tax rate of approximately two and one percentage points for the three and nine months ended March 31, 2018, respectively, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are currently estimating that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by the end of fiscal 2018.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of March 31, 2018, our principal capital resources consisted of $71.1 million in cash and cash equivalents.

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

Credit Agreement

On February 26, 2016, we entered into the $250.0 million Credit Agreement with various lenders. On August 9, 2017, we entered into an amendment to increase the Credit Agreement to $350.0 million. The Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again whole or in part without penalty. As of March 31, 2018, we had $170.0 million in outstanding borrowings under the Credit Agreement.

For a more detailed description of the Credit Agreement, see Note 10, Credit Agreement, to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $4.9 million consisted of money market funds as of March 31, 2018. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended March 31,
	2018	2017
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$127,829	$109,038
Investing activities	(34,216)	(52,980)
Financing activities	(125,326)	(289,752)
Effect of exchange rates on cash balances	834	(90)
Decrease in cash and cash equivalents	$(30,879)	$(233,784)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $127.8 million during the nine months ended March 31, 2018. This amount resulted from net income of $110.7 million, adjusted for non-cash items of $29.4 million and net uses of cash of $12.2 million related to changes in working capital.

Non-cash items during the nine months ended March 31, 2018 consisted primarily of stock-based compensation expense of $17.2 million, depreciation and amortization expense of $4.9 million, and deferred income taxes of $4.5 million.

Cash used by working capital of $12.2 million during the nine months ended March 31, 2018 was primarily attributable to cash outflows related to decreases in deferred revenue of $11.7 million (cash flows related to deferred revenue vary due to the timing of invoicing, in particular the anniversary dates of annual installments associated with multi-year software license arrangements) and accounts payable, accrued expenses and other current liabilities of $4.4 million, as well as increases in accounts receivable of $1.0 million, partially offset by cash provided by decreases in prepaid expenses, prepaid income taxes, and other assets of $4.9 million.

Investing Activities

During the nine months ended March 31, 2018, we used $34.2 million of cash for investing activities. We used $33.7 million for business acquisitions, including $18.4 million in connection with the February 5, 2018 acquisition of all the outstanding shares of Apex, $0.3 million for capitalized computer software development costs, and $0.2 million for capital expenditures.

Financing Activities

During the nine months ended March 31, 2018, we used $125.3 million of cash for financing activities. We used $154.4 million for repurchases of our common stock, $5.4 million for withholding taxes on vested and settled restricted stock units, $2.6 million for deferred business acquisition payments, and $0.4 million for issuance costs in connection with the Credit Agreement, partially offset by proceeds of $30.0 million from the Credit Agreement and $7.4 million from the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $3.0 million and $2.9 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2018 and June 30, 2017, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended March 31, 2018 and 2017, 9.8% and 9.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2018 and 2017, 9.6% and 9.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2018 and 2017. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended March 31, 2018 and 2017, we recorded $(0.1) million and $(0.1) million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.2 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

During the nine months ended March 31, 2018 and 2017, we recorded $(1.0) million and $1.3 million of net foreign currency exchange (losses) gains related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $3.5 million and $3.3 million for the nine months ended March 31, 2018 and 2017, respectively.

Interest Rate Risk

We place our investments in money market instruments and high quality, investment grade, fixed-income corporate debt securities that meet high credit quality standards, as specified in our investment guidelines.

We mitigate the risks by diversifying our investment portfolio, limiting the amount of investments in debt securities of any single issuer and using a third-party investment manager. We held no investments in marketable securities as of March 31, 2018 and June 30, 2017. We do not use derivative financial instruments in our investment portfolio.

Our analysis of our investment portfolio and interest rates at March 31, 2018 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We had $170.0 million in outstanding borrowings under our Credit Agreement as of March 31, 2018. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three and nine months ended March 31, 2018, no changes were identified in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

During the three and nine months ended March 31, 2018 and 2017, 9.8% and 9.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2018 and 2017, 9.6% and 9.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and nine months ended March 31, 2018 and 2017, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2018 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

January 1 to 31, 2018	96,527	$70.55	96,527
February 1 to 28, 2018	246,684	$75.77	246,684
March 1 to 31, 2018	306,268	$80.00	306,268
Total	649,479	$76.98	649,479	$196,292,875

(1)         On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. On April 26, 2016 and June 8, 2017, the Board of Directors approved a $400.0 million and $200.0 million increase to the Share Repurchase Program, respectively.

(2)         As of March 31, 2018, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 31,390,963.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of March 31, 2018, the total remaining value under the Share Repurchase Program was approximately $196.3 million.

Item 6.   Exhibits.

Incorporated by Reference

Exhibit Number	Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number

10.1	Stock Purchase Agreement dated February 5, 2018 by and among AspenTech Holding Corporation, Apex Optimisation, and each of the stockholders and key sellers of Apex Optimisation	X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

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

Aspen Technology, Inc.

Date: April 25, 2018	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2018	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)