Form 10-Q
period 2018-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2018-10-24
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of October 17, 2018, there were 70,769,877 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

aspenONE is one of our registered trademarks. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2019” refers to the year ending June 30, 2019).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2018	2017
		As Adjusted
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$63,755	$78,890
Maintenance	43,039	40,264
Services and other	7,375	7,333
Total revenue	114,169	126,487
Cost of revenue:
License	1,665	1,231
Maintenance	3,993	4,552
Services and other	7,569	6,949
Total cost of revenue	13,227	12,732
Gross profit	100,942	113,755
Operating expenses:
Selling and marketing	26,812	23,516
Research and development	21,056	19,489
General and administrative	16,084	15,037
Total operating expenses	63,952	58,042
Income from operations	36,990	55,713
Interest income	7,069	6,306
Interest (expense)	(1,814)	(1,206)
Other income (expense), net	128	(615)
Income before provision for income taxes	42,373	60,198
Provision for income taxes	4,307	19,677
Net income	$38,066	$40,521
Net income per common share:
Basic	$0.54	$0.55
Diluted	$0.53	$0.55
Weighted average shares outstanding:
Basic	70,988	73,024
Diluted	72,015	73,609

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2018	2017
		As Adjusted
	(Dollars in Thousands)
Net income	$38,066	$40,521
Other comprehensive income (loss):
Foreign currency translation adjustments	(422)	1,401
Total other comprehensive income (loss)	(422)	1,401
Comprehensive income	$37,644	$41,922

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	June 30, 2018
		As Adjusted
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$52,048	$96,165
Accounts receivable, net	53,999	41,810
Current contract assets	317,967	304,378
Contract costs	21,296	20,500
Prepaid expenses and other current assets	12,992	10,509
Prepaid income taxes	1,422	2,601
Total current assets	459,724	475,963
Property, equipment and leasehold improvements, net	9,006	9,806
Computer software development costs, net	695	646
Goodwill	75,649	75,590
Intangible assets, net	34,192	35,310
Non-current contract assets	357,947	340,622
Non-current deferred tax assets	1,176	11,090
Other non-current assets	1,279	1,297
Total assets	$939,668	$950,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,501	$4,230
Accrued expenses and other current liabilities	32,000	39,515
Income taxes payable	46,869	1,698
Borrowings under credit agreement	170,000	170,000
Current deferred revenue	23,737	15,150
Total current liabilities	275,107	230,593
Non-current deferred revenue	15,046	12,354
Deferred income taxes	159,563	214,125
Other non-current liabilities	16,833	17,068
Commitments and contingencies (Note 16)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of September 30, 2018 and June 30, 2018 Issued and outstanding— none as of September 30, 2018 and June 30, 2018	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 103,279,138 shares at September 30, 2018 and 103,130,300 shares at June 30, 2018 Outstanding— 70,862,163 shares at September 30, 2018 and 71,186,701 shares at June 30, 2018	10,328	10,313
Additional paid-in capital	724,752	715,475
Retained earnings	1,103,573	1,065,507
Accumulated other comprehensive income	965	1,388
Treasury stock, at cost—32,416,975 shares of common stock at September 30, 2018 and 31,943,599 shares at June 30, 2018	(1,366,499)	(1,316,499)
Total stockholders’ equity	473,119	476,184
Total liabilities and stockholders’ equity	$939,668	$950,324

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2018	2017
		As Adjusted
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$38,066	$40,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,000	1,753
Net foreign currency (gains) losses	(200)	936
Stock-based compensation	8,865	6,414
Deferred income taxes	(44,670)	(33)
Provision for bad debts	169	20
Other non-cash operating activities	107	—
Changes in assets and liabilities:
Accounts receivable, net	(12,529)	(9,093)
Contract assets	(30,914)	(35,791)
Contract costs	(796)	(185)
Prepaid expenses, prepaid income taxes, and other assets	(855)	2,292
Accounts payable, accrued expenses, income taxes payable and other liabilities	34,924	6,764
Deferred revenue	11,403	(1,238)
Net cash provided by operating activities	5,570	12,360
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(96)	(123)
Payments for capitalized computer software costs	(90)	(65)
Net cash used in investing activities	(186)	(188)
Cash flows from financing activities:
Exercises of stock options	4,054	2,411
Repurchases of common stock	(49,977)	(55,109)
Payments of tax withholding obligations related to restricted stock	(3,179)	(1,650)
Deferred business acquisition payments	—	(600)
Payments of credit agreement issuance costs	—	(351)
Net cash used in financing activities	(49,102)	(55,299)
Effect of exchange rate changes on cash and cash equivalents	(399)	156
Decrease in cash and cash equivalents	(44,117)	(42,971)
Cash and cash equivalents, beginning of period	96,165	101,954
Cash and cash equivalents, end of period	$52,048	$58,983
Supplemental disclosure of cash flow information:
Income taxes paid, net	$2,755	$1,243
Interest paid	1,538	968
Supplemental disclosure of non-cash investing and financing activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(11)	$(70)
Change in repurchases of common stock included in accounts payable and accrued expenses	23	(5,109)

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers ("Topic 606") and ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business effective July 1, 2018. Refer to Note 2 (f), “New Accounting Pronouncements Adopted in Fiscal 2019,” for further information regarding the adoption of Topic 606 and ASU No. 2017-01. There were no other material changes to our significant accounting policies during the three months ended September 30, 2018.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency gains (losses) were $0.1 million and $(0.6) million during the three months ended September 30, 2018 and 2017, respectively.

(e)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
We acquired no technology during the three months ended September 30, 2018 and 2017, respectively.
(f)          New Accounting Pronouncements Adopted in Fiscal 2019
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The amendment changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. We adopted ASU No. 2017-01 effective July 1, 2018. The adoption of ASU No. 2017-01 did not have a material effect on the consolidated financial statements or related disclosures.
In May 2014, the FASB issued Topic 606, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to evaluate revenue recognition through a five-step process.  In applying the principles of Topic 606, more judgment and estimates are required within the revenue recognition process than were required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.
We adopted Topic 606 effective July 1, 2018 using the full retrospective method, which required us to adjust the prior periods presented. The adoption of Topic 606 impacted the timing of the license portion of the revenue recognized from our term contracts.  Under the new standard, for arrangements that include term-based software licenses bundled with maintenance and support, we are now required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. We recognize as revenue a portion of the arrangement fee related to maintenance and support, professional services, and training over time as the services are provided. Additionally, under the new standard, we capitalize certain direct and incremental commission costs to obtain a contract and amortize such costs over the expected period of benefit, rather than expensing them as incurred in the period that the commissions are earned. See Note 3, "Revenue from Contracts with Customers," to our Unaudited Consolidated Financial Statements for more information on our accounting policies as a result of the adoption of Topic 606.
(g)          Recently Issued Accounting Pronouncements

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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We currently estimate that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by December 31, 2018.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies, removes, and adds certain disclosure requirements on fair value measurements. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-13 on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service

Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-15 on our consolidated financial statements.

3.   Revenue from Contracts with Customers

In accordance with Topic 606, we account for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Nature of Products and Services

We generate revenue from the following sources: (1) License revenue; (2) Maintenance revenue; and (3) Services and other revenue. We sell our software products to end users primarily under fixed-term licenses. We license our software products primarily through a subscription offering which we refer to as our aspenONE licensing model, which includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. We refer to these arrangements as token arrangements. Tokens are fixed units of measure. The amount of software usage is limited by the number of tokens purchased by the customer.

We also license our software through point product term arrangements, which include our Premier Plus SMS offering for the entire term.

We determine revenue recognition through the following steps:

• Identification of the contract, or contracts, with a customer;
• Identification of the performance obligations in the contract;
• Determination of the transaction price;
• Allocation of the transaction price to the performance obligations in the contract; and
• Recognition of revenue when, or as, we satisfy a performance obligation.

Term-based Arrangements: Term-based arrangements consist of on-premise term licenses as well as maintenance.

Term licenses

License revenue consists primarily of product and related revenue from our aspenONE licensing model and point product arrangements.

When a customer elects to license our products under our aspenONE licensing model, the customer receives, for the term of the arrangement, the right to all software products in the licensed aspenONE software suite. When a customer elects to license point products, the customer receives, for the term of the arrangement, the right to license specified products in the licensed aspenONE software suite. Revenue from initial product licenses is recognized upfront upon delivery.

Maintenance

When a customer elects to license our products under our aspenONE licensing model, our Premier Plus SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any updates that may be introduced into the licensed aspenONE software suite. When a customer elects to license point products, our Premier Plus SMS offering is included for the entire term of the arrangement and the customer receives, for the term of the arrangement, the right to any updates that may be introduced related to the specified products licensed. Maintenance represents a stand-ready obligation and, due to our obligation to provide unspecified future software updates on a when-and-if available basis as well as telephone support services, we are required to recognize revenue ratably over the term of the arrangement.

Services and Other Revenue

Professional Services Revenue

Professional services are provided to customers on a time-and-materials ("T&M") or fixed-price basis. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligation. For professional services, revenue is recognized by measuring progress toward the completion of our obligations. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.

Training Revenue

We provide training services to our customers, including on-site, Internet-based, public and customized training. The obligation to provide training services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligation. Revenue is recognized in the period in which the services are performed.

Contracts with Multiple Performance Obligations

Our contracts generally contain more than one of the products and services listed above, each of which is separately accounted for as a distinct performance obligation.

Allocation of consideration: We allocate total contract consideration to each distinct performance obligation in an arrangement on a relative standalone selling price basis. The standalone selling price reflects the price we would charge for a specific product or service if it was sold separately in similar circumstances and to similar customers.

If the arrangement contains professional services and other products or services, we allocate to the professional service obligation a portion of the total contract consideration based on the standalone selling price of professional services that is observed from consistently priced standalone sales.

The standalone selling price for term licenses, which are always sold with maintenance, is the price for the combined license and maintenance bundle. The amount assigned to the license and maintenance bundle is separated into license and maintenance amounts using the respective standalone selling prices represented by the value relationship between the software license and maintenance.

When two or more contracts are entered into at or near the same time with the same customer, we evaluate the facts and circumstances associated with the negotiation of those contracts. Where the contracts are negotiated as a package, we will account for them as a single arrangement and allocate the consideration for the combined contracts among the performance obligations accordingly.

Standalone selling price: When available, we use directly observable transactions to determine the standalone selling prices for performance obligations. Generally, directly observable data is not available for term licenses and maintenance. When term licenses are sold together with maintenance in a bundled arrangement, we estimate a standalone selling price for these distinct performance obligations using relevant information, including our overall pricing objectives and strategies and historical pricing data, and taking into consideration market conditions and other factors, such as customer type and geography.

Other policies and judgments

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment annually over the term of the license arrangement. Therefore, we generally receive payment from a customer after the performance obligation related to the license has been satisfied, and therefore, our contracts generally contain a significant financing component. The significant financing component is calculated utilizing an interest rate that derives the net present value of the performance obligations delivered on an upfront basis based on the allocation of consideration. We have instituted a customer portfolio approach in assigning interest rates. The rates are determined at contract inception and are based on the credit characteristics of the customers within each portfolio.

Contract modifications

We sometimes enter into agreements to modify previously executed contracts, which constitute contract modifications. We assess each of these contract modifications to determine (i) if the additional products and services are distinct from the products and services in the original arrangement; and (ii) if the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either (i) a prospective basis as a termination of the existing contract and the creation of a new contract; or (ii) a cumulative catch-up basis. Generally, our contract modifications meet both criteria and are accounted for as a separate contract, as adjusted for contract-specific circumstances.

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, timing of revenue recognition, and segment as follows:

	Three Months Ended September 30,
	2018	2017
Revenue by region:
United States	$39,228	$53,213
Europe	28,946	26,256
Other (1)	45,995	47,018
	$114,169	$126,487

Revenue by type of performance obligation:
Term licenses	$63,755	$78,890
Maintenance	43,039	40,264
Professional services and other	7,375	7,333
	$114,169	$126,487

Revenue by segment:
Subscription and software	$106,794	$119,154
Services and other	7,375	7,333
	$114,169	$126,487
____________________________________________

(1)	Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.

Contract Balances

The difference in the opening and closing balances of our contract assets and deferred revenue primarily results from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services.

Our contract assets (liabilities) were as follows as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
		As Adjusted
	(Dollars in Thousands)
Contract assets	$675,914	$645,000
Deferred revenue	(38,783)	(27,504)
	$637,131	$617,496

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the three months ended September 30, 2018, excluding the impact of the netting of contract assets and deferred revenue, was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $2.7 million of revenue recognized that was included in deferred revenue at June 30, 2018.

Contract Costs

We pay commissions for new product sales as well as for renewals of existing contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

We account for new product sales commissions using a portfolio approach and allocate the cost of commissions in proportion to the allocation of transaction price of license and maintenance performance obligations, including assumed renewals. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to maintenance are capitalized and amortized on a straight-line basis over a period of four to eight years for new contracts, reflecting our estimate of the expected period that we will benefit from those commissions.

Amortization of capitalized contract costs is included in sales and marketing expenses in our Condensed Consolidated Statement of Operations.

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2019	2020	2021	2022	2023	Thereafter
	(Dollars in Thousands)
License	$34,414	$16,434	$13,786	$7,784	$1,310	$173
Maintenance	120,392	129,547	93,578	58,657	31,948	11,735
Services and other	38,967	5,270	2,987	1,467	979	432

Impact to Prior Period Information

The following table presents the effect of the adoption of Topic 606 on select consolidated statements of operations line items for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Consolidated Statements of Operations:
License revenue	$—	$78,890	$78,890
Maintenance revenue	—	40,264	40,264
Subscription and software revenue	115,756	(115,756)	—
Services and other revenue	7,025	308	7,333
Gross profit	110,049	3,706	113,755
Selling and marketing expense	23,571	(55)	23,516
General and administrative expense	13,676	1,361	15,037
Income from operations	53,313	2,400	55,713
Interest income	141	6,165	6,306
Provision for income taxes	16,877	2,800	19,677
Net income	$34,755	$5,766	$40,521
Basic	$0.48		$0.55
Diluted	$0.47		$0.55
Weighted average shares outstanding - Basic	73,024		73,024
Weighted average shares outstanding - Diluted	73,609		73,609

The following table presents the effect of the adoption of Topic 606 on select consolidated balance sheet line items as of June 30, 2018:

	June 30, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Balance Sheets:
Assets:
Current contract assets	$—	$304,378	$304,378
Contract costs	—	20,500	20,500
Accounts receivable, net	21,910	19,900	41,810
Non-current contract assets	—	340,622	340,622
Liabilities:
Current deferred revenue	286,845	(271,695)	15,150
Non-current deferred revenue	28,259	(15,905)	12,354
Deferred income taxes	—	214,125	214,125
Other non-current liabilities	18,492	(1,424)	17,068
Stockholders' equity:
Retained earnings	305,208	760,299	1,065,507

The adoption of Topic 606 had no impact on our total cash flows or net cash provided by operating activities. The impacts of adoption resulted in offsetting shifts in cash flows throughout the components of net income and various changes in working capital balances. The following table presents the effect of the adoption of Topic 606 on select consolidated statement of cash flows line items for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$34,755	$5,766	$40,521
Changes in assets and liabilities:
Contract assets	—	(35,791)	(35,791)
Contract costs	—	(185)	(185)
Accounts receivable, net	(504)	(8,589)	(9,093)
Deferred revenue	(40,037)	38,799	(1,238)
Net cash provided by operating activities	$12,360	$—	$12,360

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

Cash equivalents of $5.0 million as of September 30, 2018 and June 30, 2018, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term, highly liquid investments with remaining maturities of three months or less when purchased.

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Credit Agreement (described below in Note 11, "Credit Agreement") approximates its carrying value due to the floating interest rate.

5.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of September 30, 2018 and June 30, 2018:

	Gross	Allowance	Net
	(Dollars in Thousands)
September 30, 2018:
Accounts receivable	$56,872	$2,873	$53,999

June 30, 2018, As Adjusted:
Accounts receivable	$44,513	$2,703	$41,810

As of September 30, 2018, we had no customer receivable balances that individually represented 10% or more of our net accounts receivable.

6.  Property and Equipment

Property, equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets consisted of the following:

	September 30, 2018	June 30, 2018
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$8,339	$8,344
Purchased software	24,245	24,225
Furniture & fixtures	6,827	6,850
Leasehold improvements	11,993	12,023
Property, equipment and leasehold improvements, at cost	51,404	51,442
Accumulated depreciation	(42,398)	(41,636)
Property, equipment and leasehold improvements, net	$9,006	$9,806

7. Acquisitions

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
A preliminary allocation of the purchase price is as follows. The valuation of the net assets acquired and the deferred tax liabilities are considered preliminary as of September 30, 2018:

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
Intangible assets consisted of the following as of September 30, 2018 and June 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
September 30, 2018:
Technology and patents	$35,644	$(6,068)	$(27)	$29,549
Customer relationships	4,979	(513)	(23)	4,443
Non-compete agreements	553	(353)	—	200
Total	$41,176	$(6,934)	$(50)	$34,192
June 30, 2018:
Technology and patents	$35,898	$(5,182)	$(254)	$30,462
Customer relationships	5,181	(377)	(202)	4,602
Non-compete agreements	553	(307)	—	246
Total	$41,632	$(5,866)	$(456)	$35,310

Total amortization expense related to intangible assets is included in operating expenses and amounted to approximately $1.1 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively.
Future amortization expense as of September 30, 2018 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2019	$3,479
2020	4,710
2021	4,754
2022	4,694
2023	4,609
Thereafter	11,946
Total	$34,192

9. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting segment during the three months ended September 30, 2018 was as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2018:	$142,316	$(65,569)	$(1,157)	$75,590
Foreign currency translation	—	—	59	59
September 30, 2018:	$142,316	$(65,569)	$(1,098)	$75,649

No triggering events indicating goodwill impairment occurred during the three months ended September 30, 2018.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	September 30, 2018	June 30, 2018
	(Dollars in Thousands)
Payroll and payroll-related	$14,763	$21,796
Royalties and outside commissions	3,306	3,333
Professional fees	1,582	1,695
Deferred acquisition payments	1,700	1,700
Other	10,649	10,991
Total accrued expenses and other current liabilities	$32,000	$39,515

Other non-current liabilities in the accompanying unaudited consolidated balance sheets consisted of the following:

	September 30, 2018	June 30, 2018
		As Adjusted
	(Dollars in Thousands)
Deferred rent	$6,138	$6,442
Uncertain tax positions	4,327	4,510
Deferred acquisition payments	4,600	4,294
Other	1,768	1,822
Total other non-current liabilities	$16,833	$17,068

11.  Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $170.0 million and $170.0 million in outstanding borrowings under the Credit Agreement as of September 30, 2018 and June 30, 2018, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rates as of September 30, 2018 were 3.75% on $159.0 million of our outstanding borrowings, and 3.57% on the remaining $11.0 million of our outstanding borrowings.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. As of September 30, 2018 we were in compliance with these covenants.

12.  Stock-Based Compensation

The weighted average estimated fair value of option awards granted was $31.70 and $16.91 during the three months ended September 30, 2018 and 2017, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,
	2018	2017
Risk-free interest rate	2.8%	1.7%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.6
Expected volatility factor	26.6%	28.1%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,
	2018	2017
	(Dollars in Thousands)
Recorded as expenses:
Cost of services and other	$465	$450
Selling and marketing	1,331	885
Research and development	2,295	1,896
General and administrative	4,774	3,183
Total stock-based compensation	$8,865	$6,414

A summary of stock option and RSU activity under all equity plans for the three months ended September 30, 2018 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	1,369,442	$45.93	7.23	$64,103	621,700	$53.64
Granted	262,471	115.37			614,140	115.17
Settled (RSUs)	—				(88,078)	69.73
Exercised	(90,009)	41.23			—
Cancelled / Forfeited	(60,815)	65.87			(53,183)	64.80
Outstanding at September 30, 2018	1,481,089	$57.70	7.46	$83,612	1,094,579	$86.33
Vested and exercisable at September 30, 2018	781,669	$42.13	6.19	$56,144	—
Vested and expected to vest as of September 30, 2018	1,419,308	$57.03	7.40	$81,071	1,027,166	$87.50

The weighted average grant-date fair value of RSUs granted was $115.17 and $63.14 during the three months ended September 30, 2018 and 2017, respectively.  The total fair value of shares vested from RSU grants was $9.9 million and $5.3 million during the three months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the total future unrecognized compensation cost related to stock options was $13.4 million and is expected to be recorded over a weighted average period of 3.1 years.  At September 30, 2018, the total future unrecognized compensation cost related to RSUs was $43.2 million and is expected to be recorded over a weighted average period of 3.0 years.

The total intrinsic value of options exercised was $6.1 million and $1.7 million during the three months ended September 30, 2018 and 2017, respectively. We received cash proceeds from option exercises of $4.1 million and $2.4 million during the three months ended September 30, 2018 and 2017, respectively. We withheld withholding taxes on vested RSUs of $3.3 million and $1.7 million during the three months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, common stock reserved for future issuance or settlement under equity compensation plans was 10.0 million shares.

During the three months ended September 30, 2018, we granted performance-based long-term incentive awards (“performance awards”) to certain of our executives, including our named executive officers. The performance period for each performance award is either of the following two-year periods: (i) fiscal year 2019 - fiscal year 2020, or (ii) fiscal year 2020 - fiscal year 2021.  Participants receive restricted stock units (“RSUs”) on the grant date associated with achievement of all performance targets. The performance targets for the performance awards are based on meeting annual spend growth, defined as an estimate of the annualized value of our portfolio of term license arrangements, as of a specific date, and the performance goals set out in the executive bonus plan for each fiscal year, such as free cash flow. If the performance targets are met during one of the two performance periods and the participant remains actively employed by us, the RSUs convert to time-based vesting wherein fifty percent of the awards immediately vest, and the remaining fifty percent are subject to additional service vesting over a three-year period.  In general, if the performance targets are not met, or if the participant is no longer actively employed by us prior to the performance targets being met, the participant forfeits all of the RSUs.

During the three months ended September 30, 2018, we granted 373,704 RSUs in connection with the performance awards.  As of September 30, 2018, all of the RSUs issued in connection with the performance awards are unvested and outstanding.

We record compensation expense for the performance awards based on the fair value of the awards, in an amount proportionate to the service time rendered by the participant, when it is probable that the achievement of the goals will be met. The fair value of the performance awards granted during the quarter ended September 30, 2018 was estimated using the closing price on the date of grant as well as the estimated probable achievement levels of the performance metrics.  If the performance-based conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of September 30, 2018, we concluded that the performance metrics related to the performance awards were not probable of achievement; therefore, no compensation expense was recognized during the quarter ended September 30, 2018.

13.  Stockholders’ Equity

Stock Repurchases

On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. On April 26, 2016, June 8, 2017, and April 18, 2018, the Board of Directors approved a $400.0 million, $200.0 million, and $200.0 million increase in our current share repurchase plan, respectively. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

During the three months ended September 30, 2018, we repurchased 473,376 shares of our common stock in the open market for $50.0 million. As of September 30, 2018, the total remaining value under the Share Repurchase Program was approximately $296.3 million.

Accumulated Other Comprehensive Income

As of September 30, 2018 and June 30, 2018, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $(0.4) million and $(0.1) million, respectively.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,
	2018	2017
		As Adjusted
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$38,066	$40,521

Weighted average shares outstanding	70,988	73,024

Dilutive impact from:
Share-based payment awards	1,027	585
Dilutive weighted average shares outstanding	72,015	73,609

Income per share
Basic	$0.54	$0.55
Dilutive	$0.53	$0.55

For the three months ended September 30, 2018 and 2017, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
	(Shares in Thousands)
Employee equity awards	850	674

Included in the table above are options to purchase 262,343 shares of our common stock during the three months ended September 30, 2018, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $115.36 per share to $116.00 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of September 30, 2018 and expire at various dates through September 4, 2028.

15.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. The Tax Act also contains additional provisions that will become effective for us in fiscal year 2019, including a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction, a new tax on Global Intangible Low-Taxed Income (“GILTI”), and increased limitations on the deductibility of certain executive compensation.

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740 -Income Taxes (“ASC 740”). We will continue our analysis for all the tax effects of the Tax Act, which are still subject to change during the measurement period, and anticipate further guidance on accounting interpretations from the FASB and application of the Tax Act from the Department of the Treasury.

Our effective tax rate was 10.2% and 32.7% for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate decreased for the three months ended September 30, 2018 compared to the same period in 2017 due to a reduction in the federal corporate tax rate from 35.0% to 21.0% and the FDII deduction. During the three months ended September 30, 2018 and 2017, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of the excess tax benefits related to our stock-based compensation.

The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We currently estimate that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by the second quarter of fiscal 2019. We do not provide deferred taxes on unremitted earnings of our foreign subsidiaries as we intend to indefinitely reinvest those earnings.

The Tax Act also included a new provision designed to tax global intangible low-taxed income (“GILTI”). Under U.S. GAAP, we are allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (ii) factor in such amounts into the measurement of our deferred taxes (the "deferred method"). Our selection of an accounting policy related to the GILTI tax provisions depends, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI. Further, we have made a policy decision to record GILTI tax as a current-period expense when incurred.

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

16. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.0 million during the three months ended September 30, 2018 and 2017, respectively.

Standby letters of credit for $4.0 million and $3.5 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2018 and June 30, 2018, respectively. The letters of credit expire at various dates through fiscal 2025.

17.  Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. Our chief operating decision maker is our President and Chief Executive Officer.

The subscription and software segment is engaged in the licensing of process optimization and asset performance management software solutions and associated support services, and includes our license and maintenance revenue. The services segment includes professional services and training, and includes our services and other revenue. We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to present assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services	Total
	(Dollars in Thousands)
Three Months Ended September 30, 2018
Segment revenue	$106,794	$7,375	$114,169
Segment expenses (1)	(53,526)	(7,569)	(61,095)
Segment profit	$53,268	$(194)	$53,074
Three Months Ended September 30, 2017, As Adjusted
Segment revenue	$119,154	$7,333	$126,487
Segment expenses (1)	(48,788)	(6,949)	(55,737)
Segment profit	$70,366	$384	$70,750

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

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
		As Adjusted
	(Dollars in Thousands)

Total segment profit for reportable segments	$53,074	$70,750
General and administrative expense	(16,084)	(15,037)
Interest income, net	5,255	5,100
Other income (expense), net	128	(615)
Income before income taxes	$42,373	$60,198

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes thereto contained in this report.  In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties.  You should read “Item 1A. Risk Factors” of Part II for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Our fiscal year ends on June 30th, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2019” refers to the year ending on June 30, 2019).

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
Business Segments
We have two operating and reportable segments: i) subscription and software and ii) services and other. The subscription and software segment is engaged in the licensing of process optimization and asset performance management software solutions and associated support services, and includes our license and maintenance revenue. The services and other segment includes professional services and training, and includes our services and other revenue.
Key Components of Operations
Revenue
We generate revenue primarily from the following sources:
License Revenue. We sell our software products to end users, primarily under fixed-term licenses, through a subscription offering which we refer to as our aspenONE licensing model. The aspenONE licensing model includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. The aspenONE licensing model provides customers with access to all of the products within the aspenONE suite(s) they license. Customers can change or alternate the use of multiple products in a licensed suite through the use of exchangeable units of measurement, called tokens, licensed in quantities determined by the customer. This licensing system enables customers to use products as needed and to experiment with different products to best solve whatever critical business challenges they face. Customers can increase their usage of our software by purchasing additional tokens as business needs evolve.

We also license our software through point product arrangements with our Premier Plus SMS offering included for the contract term, as well as perpetual license arrangements.
Maintenance Revenue. We provide customers technical support, access to software fixes and updates and the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. Our technical support services are provided from our customer support centers throughout the world, as well as via email and through our support website.
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
 Cost of Revenue
Cost of License. Our cost of license revenue consists of (i) royalties, (ii) amortization of capitalized software and intangibles, and (iii) distribution fees.
Cost of Maintenance. Our cost of maintenance revenue consists of costs of providing Premier Plus SMS bundled with our aspenONE licensing and point product arrangements.
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
Other Income and Expenses
Interest Income. Interest income is recorded for financing components under Topic 606. When a contract includes a significant financing component because we generally receive payments in arrears, we are in the position of providing financing to the customer. As a result, we decrease the amount of revenue recognized and increase interest income by a corresponding amount. Interest income also includes the accretion of interest on investments in short-term money market instruments.
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
 Key Business Metrics

We utilize certain key non-GAAP and other business measures to track and assess the performance of our business and we make these measures available to investors.  We have refined the set of appropriate business metrics in the context of our evolving business and use the following non-GAAP business metrics in addition to GAAP measures to track our business performance:

•	Annual spend;

•	Total contract value;

•	Bookings;

•	Free cash flow; and

•	Non-GAAP operating income.

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

We estimate that annual spend grew by approximately 1.9% during the first quarter of fiscal 2019, from $489.3 million at June 30, 2018 to $498.4 million at September 30, 2018.

Total Contract Value

Total Contract Value ("TCV") is the value of all payments received or to be received under all active term license agreements, including escalation. TCV is an annual metric and will be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Bookings

Bookings is the total value of customer term license contracts signed in the current period, less the value of such contracts signed in the current period where the initial licenses are not yet deemed delivered, plus term license contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.

Bookings decreased from $124.5 million during the three months ended September 30, 2017 to $96.1 million during the three months ended September 30, 2018.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) capitalized computer software development costs, (c) non-capitalized acquired technology, and (d) other nonrecurring items, such as acquisition related payments.

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	Three Months Ended September 30,
	2018	2017
		As Adjusted
	(Dollars in Thousands)
Net cash provided by operating activities	$5,570	$12,360
Purchases of property, equipment, and leasehold improvements	(96)	(123)
Capitalized computer software development costs	(90)	(65)
Non-capitalized acquired technology	—	75
Acquisition related fee payments	12	—
Free cash flows (non-GAAP)	$5,396	$12,247

Total free cash flow on a non-GAAP basis decreased by $6.9 million during the three months ended September 30, 2018 as compared to the same period of the prior fiscal year primarily due to changes in working capital. See additional commentary in the "Liquidity and Capital Resources" section below.

Non-GAAP Operating Income

Non-GAAP operating income excludes certain non-cash and non-recurring expenses, and is used as a supplement to operating income presented on a GAAP basis. We believe that non-GAAP operating income is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table presents our net income, as adjusted for stock-based compensation expense and amortization of acquired intangibles, and other items, such as acquisition related fees, for the indicated periods:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
GAAP income from operations	$36,990	$55,713	$(18,723)	(33.6)%
Plus:
Stock-based compensation	8,865	6,414	2,451	38.2%
Amortization of intangibles	1,067	526	541	102.9%
Acquisition related fees	(7)	130	(137)	(105.4)%
Non-GAAP income from operations	$46,915	$62,783	$(15,868)	(25.3)%

Critical Accounting Estimates and Judgments

Note 2, "Significant Accounting Policies," to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and include the following:

•	Revenue recognition

Our accounting policies for revenue recognition were updated as a result of adopting Topic 606. See Note 2, "Significant Accounting Policies," and Note 3, "Revenue from Contracts with Customers," to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information on our accounting policies as a result of the adoption of Topic 606.

Results of Operations

Comparison of the Three Months Ended September 30, 2018

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2018:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	%
		As Adjusted
	(Dollars in Thousands)
Revenue:
License	$63,755	$78,890	(19.2)%
Maintenance	43,039	40,264	6.9%
Services and other	7,375	7,333	0.6%
Total revenue	114,169	126,487	(9.7)%
Cost of revenue:
License	1,665	1,231	35.3%
Maintenance	3,993	4,552	(12.3)%
Services and other	7,569	6,949	8.9%
Total cost of revenue	13,227	12,732	3.9%
Gross profit	100,942	113,755	(11.3)%
Operating expenses:
Selling and marketing	26,812	23,516	14.0%
Research and development	21,056	19,489	8.0%
General and administrative	16,084	15,037	7.0%
Total operating expenses, net	63,952	58,042	10.2%
Income from operations	36,990	55,713	(33.6)%
Interest income	7,069	6,306	12.1%
Interest (expense)	(1,814)	(1,206)	50.4%
Other (expense) income, net	128	(615)	(120.8)%
Income before provision for income taxes	42,373	60,198	(29.6)%
Provision for income taxes	4,307	19,677	(78.1)%
Net income	$38,066	$40,521	(6.1)%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three months ended September 30, 2018:

	Three Months Ended September 30,
	2018	2017
		As Adjusted
	(% of Revenue)
Revenue:
License	55.8%	62.4%
Maintenance	37.7	31.8
Services and other	6.5	5.8
Total revenue	100.0	100.0
Cost of revenue:
License	1.5	1.0
Maintenance	3.5	3.6
Services and other	6.6	5.5
Total cost of revenue	11.6	10.1
Gross profit	88.4	89.9
Operating expenses:
Selling and marketing	23.5	18.6
Research and development	18.4	15.4
General and administrative	14.1	11.9
Total operating expenses, net	56.0	45.9
Income from operations	32.4	44.0
Interest income	6.2	5.0
Interest (expense)	(1.6)	(1.0)
Other (expense) income, net	0.1	(0.5)
Income before provision for income taxes	37.1	47.6
Provision for income taxes	3.8	15.6
Net income	33.3%	32.0%

Revenue

Total revenue decreased by $12.3 million during the three months ended September 30, 2018 as compared to the corresponding period of the prior fiscal year. The decrease of $12.3 million during the three months ended September 30, 2018 was comprised of a decrease in license revenue of $15.1 million, partially offset by an increase in maintenance revenue of $2.8 million and an increase in services and other revenue of less than $0.1 million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
License revenue	$63,755	$78,890	$(15,135)	(19.2)%
As a percent of total revenue	55.8%	62.4%

The period-over-period decrease of $15.1 million in license revenue during the three months ended September 30, 2018 was primarily attributable to a decrease in bookings compared to three months ended September 30, 2017 due to the timing of contract renewals.

Maintenance Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Maintenance revenue	$43,039	$40,264	$2,775	6.9%
As a percent of total revenue	37.7%	31.8%

The period-over-period increase of $2.8 million in maintenance revenue during the three months ended September 30, 2018 was primarily attributable to growth of our base of subscription arrangements being recognized on a ratable basis.

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Services and other revenue	$7,375	$7,333	$42	0.6%
As a percent of total revenue	6.5%	5.8%

Services and other revenue remained consistent during the three months ended September 30, 2018 and 2017.

We recognize professional services fees for our time-and-materials ("T&M") contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. As our typical contract term approximates five years, professional services revenue on these types of arrangements will usually be recognized over a longer period than the period over which the services are performed.

Cost of Revenue

Cost of License Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Cost of license revenue	$1,665	$1,231	$434	35.3%
As a percent of license revenue	2.6%	1.6%

Cost of license revenue remained consistent for the three months ended September 30, 2018 as compared to the corresponding period of the prior fiscal year.

License gross profit margin was 97.4% and 98.4% for the three months ended September 30, 2018 and 2017, respectively.

Cost of Maintenance Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Cost of maintenance revenue	$3,993	$4,552	$(559)	(12.3)%
As a percent of maintenance revenue	9.3%	11.3%

Cost of maintenance revenue decreased $0.6 million for the three months ended September 30, 2018 as compared to the corresponding period of the prior fiscal year primarily due to lower headcount related costs.

Maintenance gross profit margin was 90.7% and 88.7% for the three months ended September 30, 2018 and 2017, respectively.

Cost of Services and Other Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Cost of services and other revenue	$7,569	$6,949	$620	8.9%
As a percent of services and other revenue	102.6%	94.8%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year.

Cost of services and other revenue increased $0.6 million for the three months ended September 30, 2018 as compared to the corresponding period of the prior fiscal year primarily due to higher cost of professional services revenue.

Gross profit margin on services and other revenue of (2.6)% for the three months ended September 30, 2018 decreased from 5.2% for the corresponding period of the prior fiscal year.

Gross Profit

Gross profit decreased $12.8 million for the three months ended September 30, 2018 as compared to the corresponding period of the prior fiscal year.

Gross profit margin of 88.4% during the three months ended September 30, 2018 was consistent with the corresponding period of the prior fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of Subscription and Software Revenue” and “Cost of Services and Other Revenue” sections above.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Selling and marketing expense	$26,812	$23,516	$3,296	14.0%
As a percent of total revenue	23.5%	18.6%

The period-over-period increase of $3.3 million in selling and marketing expense during the three months ended September 30, 2018 was primarily attributable to higher compensation costs of $1.4 million related to an increase in headcount, higher commissions of $0.5 million, higher stock-based compensation of $0.5 million, and higher sales training costs of $0.3 million.

Research and Development Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Research and development expense	$21,056	$19,489	$1,567	8.0%
As a percent of total revenue	18.4%	15.4%

The period-over-period increase of $1.6 million in research and development expense during the three months ended September 30, 2018 was primarily attributable to higher compensation costs of $0.7 million related to an increase in headcount, and higher stock-based compensation of $0.4 million.

General and Administrative Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
General and administrative expense	$16,084	$15,037	$1,047	7.0%
As a percent of total revenue	14.1%	11.9%

The period-over-period increase of $1.0 million in general and administrative expense during the three months ended September 30, 2018 was primarily attributable to higher stock-based compensation of $1.6 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Interest income	$7,069	$6,306	$763	12.1%
As a percent of total revenue	6.2%	5.0%

The period-over-period increase of $0.8 million in interest income during the three months ended September 30, 2018 was attributable to contracts that include a significant financing component under Topic 606.

We expect interest income to continue to increase as a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Interest Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Interest expense	$(1,814)	$(1,206)	$(608)	50.4%
As a percent of total revenue	(1.6)%	(1.0)%

The period-over-period increase of $0.6 million in interest expense during the three months ended September 30, 2018 was primarily attributable to interest expenses related to higher interest rates under our Credit Agreement.

Other (Expense) Income, net

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Other (expense) income, net	$128	$(615)	$743	(120.8)%
As a percent of total revenue	0.1%	(0.5)%

During the three months ended September 30, 2018 and 2017, other (expense) income, net was comprised of $0.1 million of currency gains and $(0.6) million of currency losses, respectively.

Provision for Income Taxes

	Three Months Ended September 30,		Increase / (Decrease) Change
	2018	2017	$	%
		As Adjusted
	(Dollars in Thousands)
Provision for income taxes	$4,307	$19,677	$(15,370)	(78.1)%
Effective tax rate	10.2%	32.7%

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. The Tax Act also contains additional provisions that will become effective for us in fiscal year 2019, including a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction, a new tax on Global Intangible Low-Taxed Income (“GILTI”), and increased limitations on the deductibility of certain executive compensation.

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income. Our effective tax rate decreased to 10.2% for the three months ended September 30, 2018 compared to 32.7% for the corresponding period of the prior fiscal year due to the reduced federal corporate tax rate and FDII deduction.

The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We currently estimate that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by the second quarter of fiscal 2019. We do not provide deferred taxes on unremitted earnings of our foreign subsidiaries as we intend to indefinitely reinvest those earnings.

The Tax Act also included a new provision designed to tax global intangible low-taxed income (“GILTI”). Under U.S. GAAP, we are allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (ii) factor in such amounts into the measurement of our deferred taxes (the "deferred method"). Our selection of an accounting policy related to the GILTI tax provisions depends, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI. Further, we have made a policy decision to record GILTI tax as a current-period expense when incurred.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of September 30, 2018, our principal capital resources consisted of $52.0 million in cash and cash equivalents.

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

Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $170.0 million in outstanding borrowings under the Credit Agreement as of September 30, 2018 and June 30, 2018, respectively.

For a more detailed description of the Credit Agreement, see Note 11, "Credit Agreement," to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $5.0 million consisted of money market funds as of September 30, 2018. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,
	2018	2017
		As Adjusted
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$5,570	$12,360
Investing activities	(186)	(188)
Financing activities	(49,102)	(55,299)
Effect of exchange rates on cash balances	(399)	156
Decrease in cash and cash equivalents	$(44,117)	$(42,971)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $5.6 million during the three months ended September 30, 2018. This amount resulted from net income of $38.1 million, adjusted for non-cash items of $(33.7) million and net sources of cash of $1.2 million related to changes in working capital.

Non-cash items during the three months ended September 30, 2018 consisted primarily of deferred income taxes of $(44.7) million, stock-based compensation expense of $8.9 million, and depreciation and amortization expense of $2.0 million.

Cash provided by working capital of $1.2 million during the three months ended September 30, 2018 was primarily attributable to cash provided by increases in accounts payable, accrued expenses and other current liabilities of $34.9 million and increases in deferred revenue of $11.4 million, partially offset by cash used by increases in contract assets of $30.9 million, increases in accounts receivable of $12.5 million, increases in prepaid expenses, prepaid income taxes, and other assets of $0.9 million, and increases in contract costs of $0.8 million. The increase in income taxes payable as of September 30, 2018 represents the tax liability associated with adopting Topic 606. There was a correlating decrease in deferred income taxes during the three months ended September 30, 2018.

Investing Activities

During the three months ended September 30, 2018, we used $0.2 million of cash for investing activities. We used $0.1 million for capitalized computer software development costs and $0.1 million for capital expenditures.

Financing Activities

During the three months ended September 30, 2018, we used $49.1 million of cash for financing activities. We used $50.0 million for repurchases of our common stock and $3.2 million for withholding taxes on vested and settled restricted stock units, partially offset by $4.1 million from the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $4.0 million and $3.5 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2018 and June 30, 2018, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended September 30, 2018 and 2017, 6.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three months ended September 30, 2018 and 2017. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended September 30, 2018 and 2017, we recorded $0.1 million of net foreign currency exchange gains and $(0.6) million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.1 million for the three months ended September 30, 2018 and 2017, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at September 30, 2018 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We had $170.0 million in outstanding borrowings under our Credit Agreement as of September 30, 2018. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2018, we adopted new revenue recognition guidance. We designed and implemented new business processes and internal controls to ensure that we adequately evaluated our contracts with customers and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented a new revenue recognition software system to assist in the ongoing application of the new guidance.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Refer to Note 16, “Commitments and Contingencies,” in the Notes to the Unaudited Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 1A. Risk Factors.

The risks described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2018, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2018 Annual Report on Form 10-K remains current in all material respects, with the exception of the revised risk factors below.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the three months ended September 30, 2018 and 2017, 6.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three months ended September 30, 2018 and 2017, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2018 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

July 1 to 31, 2018	171,083	$97.35	171,083
August 1 to 31, 2018	163,601	$107.05	163,601
September 1 to 30, 2018	138,692	$114.15	138,692
Total	473,376	$105.62	473,376	$296,293,063

(1)         On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450 million worth of our common stock. On April 26, 2016, June 8, 2017, and April 18, 2018, the Board of Directors approved a $400 million, $200 million, and $200 million increase in our current share repurchase plan, respectively.

(2)         As of September 30, 2018, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 32,416,975.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of September 30, 2018, the total remaining value under the Share Repurchase Program was approximately $296.3 million.

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

Aspen Technology, Inc.

Date: October 24, 2018	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2018	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)