Form 10-Q
period 2018-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2019-01-23
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of January 16, 2019, there were 69,645,841 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$93,368	$56,975	$157,123	$135,865
Maintenance	41,038	40,729	84,077	80,993
Services and other	6,017	7,826	13,392	15,159
Total revenue	140,423	105,530	254,592	232,017
Cost of revenue:
License	1,819	1,233	3,484	2,464
Maintenance	5,286	4,250	9,279	8,802
Services and other	7,634	6,606	15,203	13,555
Total cost of revenue	14,739	12,089	27,966	24,821
Gross profit	125,684	93,441	226,626	207,196
Operating expenses:
Selling and marketing	26,310	23,928	53,122	47,444
Research and development	20,317	19,790	41,373	39,279
General and administrative	15,299	19,618	31,383	34,655
Total operating expenses	61,926	63,336	125,878	121,378
Income from operations	63,758	30,105	100,748	85,818
Interest income	7,485	6,239	14,554	12,545
Interest (expense)	(2,164)	(1,261)	(3,978)	(2,467)
Other (expense), net	(578)	(238)	(451)	(854)
Income before income taxes	68,501	34,845	110,873	95,042
Provision for (benefit from) income taxes	9,284	(97,187)	13,591	(77,510)
Net income	$59,217	$132,032	$97,282	$172,552
Net income per common share:
Basic	$0.84	$1.83	$1.38	$2.37
Diluted	$0.83	$1.81	$1.36	$2.35
Weighted average shares outstanding:
Basic	70,428	72,342	70,708	72,683
Diluted	71,148	73,036	71,600	73,333

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(Dollars in Thousands)
Net income	$59,217	$132,032	$97,282	$172,552
Other comprehensive income (loss):
Foreign currency translation adjustments	(895)	73	(1,317)	1,474
Total other comprehensive income (loss)	(895)	73	(1,317)	1,474
Comprehensive income	$58,322	$132,105	$95,965	$174,026

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	June 30, 2018
		As Adjusted
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$54,428	$96,165
Accounts receivable, net	56,586	41,810
Current contract assets	321,135	304,378
Contract costs	23,046	20,500
Prepaid expenses and other current assets	10,330	10,509
Prepaid income taxes	921	2,601
Total current assets	466,446	475,963
Property, equipment and leasehold improvements, net	8,311	9,806
Computer software development costs, net	691	646
Goodwill	74,802	75,590
Intangible assets, net	32,889	35,310
Non-current contract assets	366,581	340,622
Non-current deferred tax assets	1,651	11,090
Other non-current assets	1,075	1,297
Total assets	$952,446	$950,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,249	$4,230
Accrued expenses and other current liabilities	36,688	39,515
Income taxes payable	43,573	1,698
Borrowings under credit agreement	220,000	170,000
Current deferred revenue	23,145	15,150
Total current liabilities	328,655	230,593
Non-current deferred revenue	18,167	12,354
Deferred income taxes	157,238	214,125
Other non-current liabilities	16,192	17,068
Commitments and contingencies (Note 16)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of December 31, 2018 and June 30, 2018 Issued and outstanding— none as of December 31, 2018 and June 30, 2018	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 103,395,683 shares at December 31, 2018 and 103,130,300 shares at June 30, 2018 Outstanding— 69,803,177 shares at December 31, 2018 and 71,186,701 shares at June 30, 2018	10,340	10,313
Additional paid-in capital	725,493	715,475
Retained earnings	1,162,790	1,065,507
Accumulated other comprehensive income	70	1,388
Treasury stock, at cost—33,592,506 shares of common stock at December 31, 2018 and 31,943,599 shares at June 30, 2018	(1,466,499)	(1,316,499)
Total stockholders’ equity	432,194	476,184
Total liabilities and stockholders’ equity	$952,446	$950,324

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2018, As Adjusted	103,130,300	$10,313	$715,475	$1,065,507	$1,388	31,943,599	$(1,316,499)	$476,184
Comprehensive income (loss):
Net income	—	—	—	38,066	—	—	—	38,066
Other comprehensive income (loss)	—	—	—	—	(423)			(423)
Exercise of stock options	90,009	9	3,702	—	—	—		3,711
Issuance of restricted stock units	58,829	6	(3,290)	—	—	—	—	(3,284)
Repurchase of common stock	—	—	—	—	—	473,376	(50,000)	(50,000)
Stock-based compensation	—	—	8,865	—	—	—	—	8,865
September 30, 2018	103,279,138	$10,328	$724,752	$1,103,573	$965	32,416,975	$(1,366,499)	$473,119
Comprehensive income (loss):
Net income	—	—	—	59,217	—	—	—	59,217
Other comprehensive income (loss)	—	—	—	—	(895)			(895)
Exercise of stock options	15,902	2	757	—	—	—		759
Issuance of restricted stock units	100,643	10	(6,351)	—	—	—	—	(6,341)
Repurchase of common stock	—	—	—	—	—	1,175,531	(100,000)	(100,000)
Stock-based compensation	—	—	6,335	—	—	—	—	6,335
December 31, 2018	103,395,683	$10,340	$725,493	$1,162,790	$70	33,592,506	$(1,466,499)	$432,194

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2018	2017
		As Adjusted
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$97,282	$172,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,049	3,358
Net foreign currency losses	318	990
Stock-based compensation	15,200	11,869
Deferred income taxes	(47,474)	(90,781)
Provision for (recovery from) bad debts	827	(28)
Other non-cash operating activities	217	207
Changes in assets and liabilities:
Accounts receivable	(16,464)	(333)
Contract assets	(41,928)	(40,927)
Contract costs	(2,546)	(59)
Prepaid expenses, prepaid income taxes, and other assets	1,744	959
Accounts payable, accrued expenses, income taxes payable and other liabilities	37,718	(1,792)
Deferred revenue	14,154	(1,253)
Net cash provided by operating activities	63,097	54,762
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(180)	(156)
Payments for business acquisitions	—	(10,800)
Payments for capitalized computer software costs	(189)	(356)
Net cash used in investing activities	(369)	(11,312)
Cash flows from financing activities:
Exercises of stock options	4,466	3,548
Repurchases of common stock	(147,423)	(105,037)
Payments of tax withholding obligations related to restricted stock	(9,654)	(3,467)
Deferred business acquisition payments	(1,200)	(2,600)
Proceeds from credit agreement	50,000	11,000
Payments of credit agreement issuance costs	—	(351)
Net cash used in financing activities	(103,811)	(96,907)
Effect of exchange rate changes on cash and cash equivalents	(654)	206
Decrease in cash and cash equivalents	(41,737)	(53,251)
Cash and cash equivalents, beginning of period	96,165	101,954
Cash and cash equivalents, end of period	$54,428	$48,703
Supplemental disclosure of cash flow information:
Income taxes paid, net	$17,827	$29,742
Interest paid	3,541	2,039
Supplemental disclosure of non-cash investing and financing activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$5	$(44)
Change in repurchases of common stock included in accounts payable and accrued expenses	2,577	(5,037)

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers ("Topic 606") and ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business effective July 1, 2018. Refer to Note 2 (f), “New Accounting Pronouncements Adopted in Fiscal 2019,” for further information regarding the adoption of Topic 606 and ASU No. 2017-01. There were no other material changes to our significant accounting policies during the three and six months ended December 31, 2018.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other (expense), net. Net foreign currency exchange losses were $(0.6) million and $(0.5) million during the three and six months ended December 31, 2018, respectively, and $(0.2) million and $(0.9) million during the three and six months ended December 31, 2017, respectively.

(e)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
We acquired no technology during the three and six months ended December 31, 2018 and 2017, respectively.
(f)          New Accounting Pronouncements Adopted in Fiscal 2019
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The amendment changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. We adopted ASU No. 2017-01 effective July 1, 2018. The adoption of ASU No. 2017-01 did not have a material effect on our consolidated financial statements or related disclosures.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We have concluded that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. We adopted ASU No. 2018-15 effective October 1, 2018. The adoption of ASU No. 2018-15 did not have a material effect on our consolidated financial statements or related disclosures.

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

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, timing of revenue recognition, and segment as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(Dollars in Thousands)
Revenue by region:
United States	$41,525	$35,949	$80,753	$89,027
Europe	46,471	34,121	75,417	60,539
Other (1)	52,427	35,460	98,422	82,451
	$140,423	$105,530	$254,592	$232,017

Revenue by type of performance obligation:
Term licenses	$93,368	$56,975	$157,123	$135,865
Maintenance	41,038	40,729	84,077	80,993
Professional services and other	6,017	7,826	13,392	15,159
	$140,423	$105,530	$254,592	$232,017

Revenue by segment:
Subscription and software	$134,406	$97,704	$241,200	$216,858
Services and other	6,017	7,826	13,392	15,159
	$140,423	$105,530	$254,592	$232,017
____________________________________________

(1)	Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.

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

Our contract assets (liabilities) were as follows as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
		As Adjusted
	(Dollars in Thousands)
Contract assets	$687,716	$645,000
Deferred revenue	(41,312)	(27,504)
	$646,404	$617,496

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the six months ended December 31, 2018, excluding the impact of the netting of contract assets and deferred revenue, was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $7.2 million of revenue recognized that was included in deferred revenue at June 30, 2018.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of December 31, 2018 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2019	2020	2021	2022	2023	Thereafter
	(Dollars in Thousands)
License	$30,126	$32,680	$27,050	$9,425	$2,423	$1,585
Maintenance	82,016	139,991	103,811	68,173	40,263	20,891
Services and other	37,763	7,082	1,408	941	598	196

Impact to Prior Period Information

The following table presents the effect of the adoption of Topic 606 on select consolidated statements of operations line items for the three and six months ended December 31, 2017:

	Three Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Consolidated Statements of Operations:
License revenue	$—	$56,975	$56,975
Maintenance revenue	—	40,729	40,729
Subscription and software revenue	117,658	(117,658)	—
Services and other revenue	7,244	582	7,826
Gross profit	112,813	(19,372)	93,441
Selling and marketing expense	24,380	(452)	23,928
General and administrative expense	14,178	5,440	19,618
Income from operations	54,465	(24,360)	30,105
Interest income	40	6,199	6,239
Provision for (benefit from) income taxes	14,928	(112,115)	(97,187)
Net income	$38,078	$93,954	$132,032
Net income per common share:
Basic	$0.53		$1.83
Diluted	$0.52		$1.81
Weighted average shares outstanding:
Basic	72,342		72,342
Diluted	73,036		73,036

	Six Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Consolidated Statements of Operations:
License revenue	$—	$135,865	$135,865
Maintenance revenue	—	80,993	80,993
Subscription and software revenue	233,414	(233,414)	—
Services and other revenue	14,269	890	15,159
Gross profit	222,862	(15,666)	207,196
Selling and marketing expense	47,951	(507)	47,444
General and administrative expense	27,854	6,801	34,655
Income from operations	107,778	(21,960)	85,818
Interest income	181	12,364	12,545
Provision for (benefit from) income taxes	31,805	(109,315)	(77,510)
Net income	$72,833	$99,719	$172,552
Net income per common share:
Basic	$1.00		$2.37
Diluted	$0.99		$2.35
Weighted average shares outstanding:
Basic	72,683		72,683
Diluted	73,333		73,333

The following table presents the effect of the adoption of Topic 606 on select consolidated balance sheet line items as of June 30, 2018:

	June 30, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Balance Sheets:
ASSETS
Current contract assets	$—	$304,378	$304,378
Contract costs	—	20,500	20,500
Accounts receivable, net	21,910	19,900	41,810
Non-current contract assets	—	340,622	340,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current deferred revenue	286,845	(271,695)	15,150
Non-current deferred revenue	28,259	(15,905)	12,354
Deferred income taxes	—	214,125	214,125
Other non-current liabilities	18,492	(1,424)	17,068
Retained earnings	$305,208	$760,299	$1,065,507

The adoption of Topic 606 had no impact on our total cash flows or net cash provided by operating activities. The impacts of adoption resulted in offsetting shifts in cash flows throughout the components of net income and various changes in working capital balances. The following table presents the effect of the adoption of Topic 606 on select consolidated statement of cash flows line items for the six months ended December 31, 2017:

	Six Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$72,833	$99,719	$172,552
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,296	(95,077)	(90,781)
Changes in assets and liabilities:
Contract assets	—	(40,927)	(40,927)
Contract costs	—	(59)	(59)
Accounts receivable	3,656	(3,989)	(333)
Deferred revenue	(41,586)	40,333	(1,253)
Net cash provided by operating activities	$54,762	$—	$54,762

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

Cash equivalents of $1.0 million and $5.0 million as of December 31, 2018 and June 30, 2018, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term money market instruments.

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

5.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
		As Adjusted
	(Dollars in Thousands)
Accounts receivable, gross	$60,116	$44,513
Allowance for doubtful accounts	(3,530)	(2,703)
Accounts receivable, net	$56,586	$41,810

As of December 31, 2018, we had no customer receivable balances that individually represented 10% or more of our net accounts receivable.

6.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$8,322	$8,344
Purchased software	24,269	24,225
Furniture & fixtures	6,836	6,850
Leasehold improvements	12,026	12,023
Property, equipment and leasehold improvements, at cost	51,453	51,442
Accumulated depreciation	(43,142)	(41,636)
Property, equipment and leasehold improvements, net	$8,311	$9,806

During the three months ended December 31, 2018, we wrote off fully depreciated property, equipment and leasehold improvements that were no longer in use with gross book values of less than $0.1 million.

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
A preliminary allocation of the purchase price is as follows. The valuation of the net assets acquired and the deferred tax liabilities are considered preliminary as of December 31, 2018:

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
Intangible assets consisted of the following as of December 31, 2018 and June 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
December 31, 2018:
Technology and patents	$35,644	$(7,002)	$(108)	$28,534
Customer relationships	4,979	(688)	(90)	4,201
Non-compete agreements	553	(399)	—	154
Total	$41,176	$(8,089)	$(198)	$32,889
June 30, 2018:
Technology and patents	$35,898	$(5,182)	$(254)	$30,462
Customer relationships	5,181	(377)	(202)	4,602
Non-compete agreements	553	(307)	—	246
Total	$41,632	$(5,866)	$(456)	$35,310

Total amortization expense related to intangible assets is included in cost of license revenue and operating expenses and amounted to approximately $1.2 million and $2.2 million for the three and six months ended December 31, 2018, respectively, and approximately $0.5 million and $1.1 million for the three and six months ended December 31, 2017, respectively.
Future amortization expense as of December 31, 2018 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2019	$2,309
2020	4,688
2021	4,733
2022	4,672
2023	4,587
Thereafter	11,900
Total	$32,889

9. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting segment during the six months ended December 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2018:	$142,316	$(65,569)	$(1,157)	$75,590
Foreign currency translation	—	—	(788)	(788)
December 31, 2018:	$142,316	$(65,569)	$(1,945)	$74,802

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2018 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
	(Dollars in Thousands)
Payroll and payroll-related	$17,710	$21,796
Royalties and outside commissions	3,837	3,333
Professional fees	2,021	1,695
Deferred acquisition payments	500	1,700
Other	12,620	10,991
Total accrued expenses and other current liabilities	$36,688	$39,515

Other non-current liabilities consisted of the following as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
		As Adjusted
	(Dollars in Thousands)
Deferred rent	$5,804	$6,442
Uncertain tax positions	4,059	4,510
Deferred acquisition payments	4,600	4,294
Other	1,729	1,822
Total other non-current liabilities	$16,192	$17,068

11.  Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $220.0 million and $170.0 million in outstanding borrowings under the Credit Agreement as of December 31, 2018 and June 30, 2018, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rates as of December 31, 2018 were 3.81% on $159.0 million of our outstanding borrowings, 3.88% on $50.0 million of our outstanding borrowings, and 3.85% on the remaining $11.0 million of our outstanding borrowings.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. As of December 31, 2018 we were in compliance with these covenants.

12.  Stock-Based Compensation

The weighted average estimated fair value of option awards granted was $26.80 and $31.54 during the three and six months ended December 31, 2018, respectively, and $16.65 and $16.86 during the three and six months ended December 31, 2017, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended December 31,
	2018	2017
Risk-free interest rate	2.8%	1.7%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.6
Expected volatility factor	26.6%	28.1%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$391	$—	$537	$—
Cost of services and other	288	324	606	774
Selling and marketing	1,194	1,006	2,526	1,891
Research and development	1,637	1,891	3,932	3,788
General and administrative	2,825	2,234	7,599	5,416
Total stock-based compensation	$6,335	$5,455	$15,200	$11,869

A summary of stock option and restricted stock unit ("RSU") activity under all equity plans for the six months ended December 31, 2018 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	1,369,442	$45.93	7.23	$64,103	621,700	$53.64
Granted	271,749	114.72			630,528	114.94
Settled (RSUs)	—				(260,604)	59.12
Exercised	(105,911)	42.20			—
Cancelled / Forfeited	(67,659)	67.00			(58,694)	66.11
Outstanding at December 31, 2018	1,467,621	$57.97	7.22	$43,905	932,930	$92.76
Vested and exercisable at December 31, 2018	841,676	$43.97	6.10	$33,458	—
Vested and expected to vest as of December 31, 2018	1,400,561	$57.17	7.15	$42,752	876,747	$93.82

The weighted average grant-date fair value of RSUs granted was $105.71 and $114.94 during the three and six months ended December 31, 2018, respectively, and $66.52 and $63.24 during the three and six months ended December 31, 2017, respectively.  The total fair value of shares vested from RSU grants was $15.1 million and $25.0 million during the three and six months ended December 31, 2018, respectively, and $4.9 million and $10.2 million during the three and six months ended December 31, 2017, respectively.

At December 31, 2018, the total future unrecognized compensation cost related to stock options was $11.3 million and is expected to be recorded over a weighted average period of 2.8 years.  At December 31, 2018, the total future unrecognized compensation cost related to RSUs was $35.7 million and is expected to be recorded over a weighted average period of 2.8 years.

The total intrinsic value of options exercised was $0.7 million and $6.8 million during the three and six months ended December 31, 2018, respectively, and $1.3 million and $2.9 million during the three and six months ended December 31, 2017, respectively. We received cash proceeds from option exercises of $0.4 million and $4.5 million during the three and six months ended December 31, 2018, respectively, and $1.1 million and $3.5 million during the three and six months ended December 31, 2017, respectively. We withheld withholding taxes on vested RSUs of $6.3 million and $9.6 million during the three and six months ended December 31, 2018, respectively, and $1.8 million and $3.4 million during the three and six months ended December 31, 2017, respectively.

At December 31, 2018, common stock reserved for future issuance or settlement under equity compensation plans was 9.9 million shares.

During the six months ended December 31, 2018, we granted performance-based long-term incentive awards (“performance awards”) to certain of our executives, including our named executive officers. The performance period for each performance award is either of the following two-year periods: (i) fiscal year 2019 - fiscal year 2020, or (ii) fiscal year 2020 - fiscal year 2021.  Participants receive RSUs on the grant date associated with achievement of all performance targets. The performance targets for the performance awards are based on meeting annual spend growth, defined as an estimate of the annualized value of our portfolio of term license arrangements, as of a specific date, and the performance goals set out in the executive bonus plan for each fiscal year, such as free cash flow. If the performance targets are met during one of the two performance periods and the participant remains actively employed by us, the RSUs convert to time-based vesting wherein fifty percent of the awards immediately vest, and the remaining fifty percent are subject to additional service vesting over a three-year period.  In general, if the performance targets are not met, or if the participant is no longer actively employed by us prior to the performance targets being met, the participant forfeits all of the RSUs.

During the six months ended December 31, 2018, we granted 382,373 RSUs in connection with the performance awards.  As of December 31, 2018, all of the RSUs issued in connection with the performance awards are unvested and outstanding.

We record compensation expense for the performance awards based on the fair value of the awards, in an amount proportionate to the service time rendered by the participant, when it is probable that the achievement of the goals will be met. The fair value of the performance awards granted during the six months ended December 31, 2018 was estimated using the closing price on the date of grant as well as the estimated probable achievement levels of the performance metrics.  If the performance-based conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of December 31, 2018, we concluded that the performance metrics related to the performance awards were not probable of achievement; therefore, no compensation expense was recognized during the six months ended December 31, 2018.

On July 26, 2018, our Board of Directors approved the Aspen Technology, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"). The ESPP is intended to be a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, or the IRC.  The ESPP was approved at our Annual Meeting of Stockholders on December 7, 2018.  The ESPP currently provides for a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of the offering period. Our initial offering period is for January 1, 2019 through June 30, 2019.

13.  Stockholders’ Equity

Stock Repurchases

On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. On April 26, 2016, June 8, 2017, April 18, 2018, and December 6, 2018, the Board of Directors approved a $400.0 million, $200.0 million, $200.0 million, and $100.0 million increase in the Share Repurchase Program, respectively. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

During the three and six months ended December 31, 2018, we repurchased 1,175,531 and 1,648,907 shares of our common stock in the open market for $100.0 million and $150.0 million, respectively. As of December 31, 2018, the total remaining value under the Share Repurchase Program was approximately $296.3 million.

Accumulated Other Comprehensive Income

As of December 31, 2018 and June 30, 2018, accumulated other comprehensive income was comprised of foreign currency translation adjustments of less than $0.1 million and $1.4 million, respectively.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$59,217	$132,032	$97,282	$172,552

Weighted average shares outstanding	70,428	72,342	70,708	72,683

Dilutive impact from:
Employee equity awards	720	694	892	650
Dilutive weighted average shares outstanding	71,148	73,036	71,600	73,333

Income per share
Basic	$0.84	$1.83	$1.38	$2.37
Dilutive	$0.83	$1.81	$1.36	$2.35

For the three and six months ended December 31, 2018 and 2017, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(Shares in Thousands)
Employee equity awards	867	388	812	664

Included in the table above are options to purchase 255,390 and 254,354 shares of our common stock during the three and six months ended December 31, 2018, respectively, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $93.59 per share to $116.00 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of December 31, 2018 and expire at various dates through October 23, 2028.

15.   Income Taxes

The effective tax rate for the periods presented was primarily the result of income earned in the U.S., taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.

On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. The Tax Act also contains additional provisions that are effective for us in fiscal year 2019, including a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction, a new tax on Global Intangible Low-Taxed Income (“GILTI”), and increased limitations on the deductibility of certain executive compensation.

Our effective tax rate was 13.4% and 12.3% during the three and six months ended December 31, 2018, respectively, and (279.0)% and (81.5)% during the three and six months ended December 31, 2017, respectively. Our effective tax rate increased for the three and six months ended December 31, 2018 compared to the same period in 2017 due to the tax benefit recorded for the three and six months ended December 31, 2017 for the revaluation of our deferred tax liabilities resulting from the adoption of Topic 606. We adopted Topic 606 effective July 1, 2018 using the full retrospective method, which coincided with the reduction of federal income tax rates due to the enactment of the Tax Act. The reduction in the corporate tax rate from 35.0% to the blended tax rate of 21.0% reduced our deferred tax liabilities established under Topic 606, which resulted in an income tax benefit for the three and six months ended December 31, 2017.

The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We have concluded that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We do not provide deferred taxes on unremitted earnings of our foreign subsidiaries as we intend to indefinitely reinvest those earnings.

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

16. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.1 million and $4.1 million during the three and six months ended December 31, 2018, respectively, and approximately $2.0 million and $4.1 million during the three and six months ended December 31, 2017, respectively.

Standby letters of credit for $3.9 million and $3.5 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2018 and June 30, 2018, respectively. The letters of credit expire at various dates through fiscal 2025.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2018
Segment revenue	$134,406	$6,017	$140,423
Segment expenses (1)	(53,732)	(7,634)	(61,366)
Segment profit	$80,674	$(1,617)	$79,057
Three Months Ended December 31, 2017, As Adjusted
Segment revenue	$97,704	$7,826	$105,530
Segment expenses (1)	(49,201)	(6,606)	(55,807)
Segment profit	$48,503	$1,220	$49,723

Six Months Ended December 31, 2018
Segment revenue	$241,200	$13,392	$254,592
Segment expenses (1)	(107,258)	(15,203)	(122,461)
Segment profit	$133,942	$(1,811)	$132,131

Six Months Ended December 31, 2017, As Adjusted
Segment revenue	$216,858	$15,159	$232,017
Segment expenses (1)	(97,989)	(13,555)	(111,544)
Segment profit	$118,869	$1,604	$120,473

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative; interest income, net; and other (expense), net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(Dollars in Thousands)

Total segment profit for reportable segments	$79,057	$49,723	$132,131	$120,473
General and administrative expense	(15,299)	(19,618)	(31,383)	(34,655)
Interest income, net	5,321	4,978	10,576	10,078
Other (expense), net	(578)	(238)	(451)	(854)
Income before income taxes	$68,501	$34,845	$110,873	$95,042

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
Research and Development Expenses. Research and development expenses consist primarily of personnel expenses related to the creation of new software products, enhancements and engineering changes to existing products.
General and Administrative Expenses. General and administrative expenses include the costs of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs, such as outside professional and consultant fees and provision for bad debts.
Other Income and Expenses
Interest Income. Interest income is recorded for financing components under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). When a contract includes a significant financing component because we generally receive payments in arrears, we are in the position of providing financing to the customer. As a result, we decrease the amount of revenue recognized and increase interest income by a corresponding amount. Interest income also includes the accretion of interest on investments in short-term money market instruments.
Interest (Expense). Interest (expense) is primarily related to our Credit Agreement.

Other (Expense), Net. Other (expense), net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.
Provision for (Benefit From) Income Taxes. Provision for (benefit from) income taxes is comprised of domestic and foreign taxes. We record interest and penalties related to income tax matters as a component of income tax expense. Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the disposition of employee equity awards, settlements of tax audits and assessments and tax law changes. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ.
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

Annual spend increases as a result of new term license agreements with new or existing customers, renewals or modifications of existing term license agreements that result in higher license fees due to price escalation or an increase in the number of tokens (units of software usage) or products licensed, and escalation of annual payments in our active term license contracts.

Annual spend is adversely affected by term license and standalone SMS agreements that are renewed at a lower entitlement level or not renewed and, to a lesser extent, by customer contracts that are terminated during the contract term due to the customer’s business ceasing operations.

We estimate that annual spend grew by approximately 3.0% during the second quarter of fiscal 2019, from $498.4 million at September 30, 2018 to $513.1 million at December 31, 2018, and by approximately 4.9% during the first six months of fiscal 2019, from $489.3 million at June 30, 2018.

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

Bookings increased from $85.9 million during the three months ended December 31, 2017 to $154.8 million during the three months ended December 31, 2018. Bookings increased from $210.3 million during the six months ended December 31, 2017 to $250.9 million during the six months ended December 31, 2018.

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

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	Six Months Ended December 31,
	2018	2017
		As Adjusted
	(Dollars in Thousands)
Net cash provided by operating activities	$63,097	$54,762
Purchases of property, equipment, and leasehold improvements	(180)	(156)
Capitalized computer software development costs	(189)	(356)
Non-capitalized acquired technology	—	75
Acquisition related fee payments	12	88
Free cash flows (non-GAAP)	$62,740	$54,413

Total free cash flow on a non-GAAP basis increased by $8.3 million during the six months ended December 31, 2018 as compared to the same period of the prior fiscal year primarily due to changes in working capital. See additional commentary in the "Liquidity and Capital Resources" section below.

Non-GAAP Operating Income

Non-GAAP operating income excludes certain non-cash and non-recurring expenses, and is used as a supplement to operating income presented on a GAAP basis. We believe that non-GAAP operating income is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table presents our net income, as adjusted for stock-based compensation expense, amortization of acquired intangibles, and other items, such as the impact of litigation judgments and acquisition related fees, for the indicated periods:

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
GAAP income from operations	$63,758	$30,105	$33,653	111.8%	$100,748	$85,818	$14,930	17.4%
Plus:
Stock-based compensation	6,335	5,455	880	16.1%	15,200	11,869	3,331	28.1%
Amortization of intangibles	1,156	526	630	119.8%	2,223	1,052	1,171	111.3%
Litigation judgment	—	1,548	(1,548)	(100.0)%	—	1,548	(1,548)	(100.0)%
Acquisition related fees	—	198	(198)	(100.0)%	(7)	328	(335)	(102.1)%
Non-GAAP income from operations	$71,249	$37,832	$33,417	88.3%	$118,164	$100,615	$17,549	17.4%

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2018 and 2017

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Increase / (Decrease) Change	Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	%	2018	2017	%
		As Adjusted			As Adjusted
	(Dollars in Thousands)
Revenue:
License	$93,368	$56,975	63.9%	$157,123	$135,865	15.6%
Maintenance	41,038	40,729	0.8%	84,077	80,993	3.8%
Services and other	6,017	7,826	(23.1)%	13,392	15,159	(11.7)%
Total revenue	140,423	105,530	33.1%	254,592	232,017	9.7%
Cost of revenue:
License	1,819	1,233	47.5%	3,484	2,464	41.4%
Maintenance	5,286	4,250	24.4%	9,279	8,802	5.4%
Services and other	7,634	6,606	15.6%	15,203	13,555	12.2%
Total cost of revenue	14,739	12,089	21.9%	27,966	24,821	12.7%
Gross profit	125,684	93,441	34.5%	226,626	207,196	9.4%
Operating expenses:
Selling and marketing	26,310	23,928	10.0%	53,122	47,444	12.0%
Research and development	20,317	19,790	2.7%	41,373	39,279	5.3%
General and administrative	15,299	19,618	(22.0)%	31,383	34,655	(9.4)%
Total operating expenses, net	61,926	63,336	(2.2)%	125,878	121,378	3.7%
Income from operations	63,758	30,105	111.8%	100,748	85,818	17.4%
Interest income	7,485	6,239	20.0%	14,554	12,545	16.0%
Interest (expense)	(2,164)	(1,261)	71.6%	(3,978)	(2,467)	61.2%
Other (expense) income, net	(578)	(238)	142.9%	(451)	(854)	(47.2)%
Income before income taxes	68,501	34,845	96.6%	110,873	95,042	16.7%
Provision for (benefit from) income taxes	9,284	(97,187)	(109.6)%	13,591	(77,510)	(117.5)%
Net income	$59,217	$132,032	(55.1)%	$97,282	$172,552	(43.6)%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(% of Revenue)
Revenue:
License	66.5%	54.0%	61.7%	58.6%
Maintenance	29.2	38.6	33.0	34.9
Services and other	4.3	7.4	5.3	6.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.3	1.2	1.4	1.1
Maintenance	3.8	4.0	3.6	3.8
Services and other	5.4	6.3	6.0	5.8
Total cost of revenue	10.5	11.5	11.0	10.7
Gross profit	89.5	88.5	89.0	89.3
Operating expenses:
Selling and marketing	18.7	22.7	20.9	20.4
Research and development	14.5	18.8	16.3	16.9
General and administrative	10.9	18.6	12.3	14.9
Total operating expenses, net	44.1	60.0	49.4	52.3
Income from operations	45.4	28.5	39.6	37.0
Interest income	5.3	5.9	5.7	5.4
Interest (expense)	(1.5)	(1.2)	(1.6)	(1.1)
Other (expense), net	(0.4)	(0.2)	(0.2)	(0.4)
Income before income taxes	48.8	33.0	43.5	41.0
Provision for (benefit from) income taxes	6.6	(92.1)	5.3	(33.4)
Net income	42.2%	125.1%	38.2%	74.4%

Revenue

Total revenue increased by $34.9 million and $22.6 million during the three and six months ended December 31, 2018, respectively, as compared to the corresponding period of the prior fiscal year. The increase of $34.9 million during the three months ended December 31, 2018 was comprised of an increase in license revenue of $36.4 million and an increase in maintenance revenue of $0.3 million, partially offset by a decrease in services and other revenue of $(1.8) million, as compared to the corresponding period of the prior fiscal year. The increase of $22.6 million during the six months ended December 31, 2018 was comprised of an increase in license revenue of $21.3 million and an increase in maintenance revenue of $3.1 million, partially offset by a decrease in services and other revenue of $(1.8) million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
License revenue	$93,368	$56,975	$36,393	63.9%	$157,123	$135,865	$21,258	15.6%
As a percent of total revenue	66.5%	54.0%			61.7%	58.6%

The period-over-period increase of $36.4 million and $21.3 million in license revenue during the three and six months ended December 31, 2018, respectively, was primarily attributable to an increase in bookings compared to the three and six months ended December 31, 2017.

Maintenance Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Maintenance revenue	$41,038	$40,729	$309	0.8%	$84,077	$80,993	$3,084	3.8%
As a percent of total revenue	29.2%	38.6%			33.0%	34.9%

The period-over-period increase of $0.3 million and $3.1 million in maintenance revenue during the three and six months ended December 31, 2018, respectively, was primarily attributable to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Services and other revenue	$6,017	$7,826	$(1,809)	(23.1)%	$13,392	$15,159	$(1,767)	(11.7)%
As a percent of total revenue	4.3%	7.4%			5.3%	6.5%

Services and other revenue decreased $(1.8) million during the three and six months ended December 31, 2018, respectively, as compared to the corresponding period of the prior fiscal year.

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

Cost of Revenue

Cost of License Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Cost of license revenue	$1,819	$1,233	$586	47.5%	$3,484	$2,464	$1,020	41.4%
As a percent of license revenue	1.9%	2.2%			2.2%	1.8%

Cost of license revenue increased $0.6 million and $1.0 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding period of the prior fiscal year primarily due to higher amortization of intangibles.

License gross profit margin was 98.1% and 97.8% for the three and six months ended December 31, 2018, respectively, and 97.8% and 98.2% for the three and six months ended December 31, 2017, respectively.

Cost of Maintenance Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Cost of maintenance revenue	$5,286	$4,250	$1,036	24.4%	$9,279	$8,802	$477	5.4%
As a percent of maintenance revenue	12.9%	10.4%			11.0%	10.9%

Cost of maintenance revenue increased $1.0 million and $0.5 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding period of the prior fiscal year primarily due to higher headcount related costs.

Maintenance gross profit margin was 87.1% and 89.0% for the three and six months ended December 31, 2018, respectively, and 89.6% and 89.1% for the three and six months ended December 31, 2017, respectively.

Cost of Services and Other Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Cost of services and other revenue	$7,634	$6,606	$1,028	15.6%	$15,203	$13,555	$1,648	12.2%
As a percent of services and other revenue	126.9%	84.4%			113.5%	89.4%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year.

Cost of services and other revenue increased $1.0 million and $1.6 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding period of the prior fiscal year primarily due to higher cost of professional services revenue.

Gross profit margin on services and other revenue was (26.9)% and (13.5)% for the three and six months ended December 31, 2018, respectively, and 15.6% and 10.6% for the three and six months ended December 31, 2017, respectively

Gross Profit

Gross profit increased $32.2 million and $19.4 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding period of the prior fiscal year.

Gross profit margin of 89.5% and 89.0% during the three and six months ended December 31, 2018, respectively, was consistent with the corresponding periods of the prior fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue," "Cost of Maintenance Revenue," and “Cost of Services and Other Revenue” sections above.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Selling and marketing expense	$26,310	$23,928	$2,382	10.0%	$53,122	$47,444	$5,678	12.0%
As a percent of total revenue	18.7%	22.7%			20.9%	20.4%

The period-over-period increase of $2.4 million in selling and marketing expense during the three months ended December 31, 2018 was primarily attributable to higher compensation costs of $1.4 million related to an increase in headcount and higher marketing costs of $0.4 million.

The period-over-period increase of $5.7 million in selling and marketing expense during the six months ended December 31, 2018 was primarily attributable to higher compensation costs of $1.8 million related to an increase in headcount, higher commissions of $1.2 million, higher stock-based compensation of $0.6 million, higher sales training costs of $0.5 million, and higher marketing costs of $0.4 million.

Research and Development Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Research and development expense	$20,317	$19,790	$527	2.7%	$41,373	$39,279	$2,094	5.3%
As a percent of total revenue	14.5%	18.8%			16.3%	16.9%

The period-over-period increase of $0.5 million in research and development expense during the three months ended December 31, 2018 was primarily attributable to higher compensation costs of $0.3 million related to an increase in headcount.

The period-over-period increase of $2.1 million in research and development expense during the six months ended December 31, 2018 was primarily attributable to higher compensation costs of $1.5 million related to an increase in headcount.

General and Administrative Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
General and administrative expense	$15,299	$19,618	$(4,319)	(22.0)%	$31,383	$34,655	$(3,272)	(9.4)%
As a percent of total revenue	10.9%	18.6%			12.3%	14.9%

The period-over-period decrease of $(4.3) million in general and administrative expense during the three months ended December 31, 2018 was primarily attributable to lower bad debt expense of $4.0 million and lower litigation judgments of $1.5 million, partially offset by higher compensation costs of $0.9 million related to an increase in headcount and higher stock-based compensation of $0.6 million.

The period-over-period decrease of $(3.3) million in general and administrative expense during the six months ended December 31, 2018 was primarily attributable to lower bad debt expense of $5.4 million and lower litigation judgments of $1.5 million, partially offset by higher stock-based compensation of $2.2 million and higher compensation costs of $1.4 million related to an increase in headcount.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Interest income	$7,485	$6,239	$1,246	20.0%	$14,554	$12,545	$2,009	16.0%
As a percent of total revenue	5.3%	5.9%			5.7%	5.4%

The period-over-period increase of $1.2 million and $2.0 million in interest income during the three and six months ended December 31, 2018, respectively, was attributable to contracts that include a significant financing component under Topic 606.

We expect interest income to continue to increase as a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Interest (Expense)

	Three Months Ended December 31,		(Increase) / Decrease Change		Six Months Ended December 31,		(Increase) / Decrease Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Interest (expense)	$(2,164)	$(1,261)	$(903)	71.6%	$(3,978)	$(2,467)	$(1,511)	61.2%
As a percent of total revenue	(1.5)%	(1.2)%			(1.6)%	(1.1)%

The period-over-period increase of $(0.9) million and $(1.5) million in interest (expense) during the three and six months ended December 31, 2018, respectively, was primarily attributable to interest expenses related to higher interest rates and an increase in borrowings under our Credit Agreement.

Other (Expense), net

	Three Months Ended December 31,		(Increase) / Decrease Change		Six Months Ended December 31,		(Increase) / Decrease Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Other (expense), net	$(578)	$(238)	$(340)	142.9%	$(451)	$(854)	$403	(47.2)%
As a percent of total revenue	(0.4)%	(0.2)%			(0.2)%	(0.4)%

During the three months ended December 31, 2018 and 2017, other (expense), net was comprised of $(0.6) million and $(0.2) million of currency losses, respectively. During the six months ended December 31, 2018 and 2017, other (expense), net was comprised of $(0.5) million and $(0.9) million of currency losses, respectively.

Provision for (Benefit From) Income Taxes

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Provision for (benefit from) income taxes	$9,284	$(97,187)	$106,471	(109.6)%	$13,591	$(77,510)	$91,101	(117.5)%
Effective tax rate	13.4%	(279.0)%			12.3%	(81.5)%

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

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.Our effective tax rate was 13.4% and 12.3% during the three and six months ended December 31, 2018, respectively, and (279.0)% and (81.5)% during the three and six months ended December 31, 2017, respectively. Our effective tax rate increased for the three and six months ended December 31, 2018 compared to the same period in 2017 due to the tax benefit recorded for the three and six months ended December 31, 2017 for the revaluation of our deferred tax liabilities resulting from the adoption of Topic 606. We adopted Topic 606 effective July 1, 2018 using the full retrospective method, which coincided with the reduction of federal income tax rates due to the enactment of the Tax Act. The reduction in the corporate tax rate from 35.0% to the blended tax rate of 21.0% reduced our deferred tax liabilities established under Topic 606, which resulted in an income tax benefit for the three and six months ended December 31, 2017.

The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We have concluded that we will not be subject to the transition tax associated with our accumulated, undistributed foreign earnings. We do not provide deferred taxes on unremitted earnings of our foreign subsidiaries as we intend to indefinitely reinvest those earnings.

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

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of December 31, 2018, our principal capital resources consisted of $54.4 million in cash and cash equivalents.

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

Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $220.0 million and $170.0 million in outstanding borrowings under the Credit Agreement as of December 31, 2018 and June 30, 2018, respectively.

For a more detailed description of the Credit Agreement, see Note 11, "Credit Agreement," to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $1.0 million consisted of money market funds as of December 31, 2018. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended December 31,
	2018	2017
		As Adjusted
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$63,097	$54,762
Investing activities	(369)	(11,312)
Financing activities	(103,811)	(96,907)
Effect of exchange rates on cash balances	(654)	206
Decrease in cash and cash equivalents	$(41,737)	$(53,251)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $63.1 million during the six months ended December 31, 2018. This amount resulted from net income of $97.3 million, adjusted for non-cash items of $(26.9) million and net uses of cash of $(7.3) million related to changes in working capital.

Non-cash items during the six months ended December 31, 2018 consisted primarily of deferred income taxes of $(47.5) million, stock-based compensation expense of $15.2 million, and depreciation and amortization expense of $4.0 million.

Cash used by working capital of $(7.3) million during the six months ended December 31, 2018 was primarily attributable to cash used by increases in contract assets of $41.9 million, increases in accounts receivable of $16.5 million, and increases in contract costs of $2.5 million, partially offset by cash provided by increases in accounts payable, accrued expenses and other current liabilities of $37.7 million, increases in deferred revenue of $14.2 million, and decreases in prepaid expenses, prepaid income taxes, and other assets of $1.7 million. The increase in income taxes payable as of December 31, 2018 represents the tax liability associated with adopting Topic 606. There was a correlating decrease in deferred income taxes during the six months ended December 31, 2018.

Investing Activities

During the six months ended December 31, 2018, we used $0.4 million of cash for investing activities. We used $0.2 million for capitalized computer software development costs and $0.2 million for capital expenditures.

Financing Activities

During the six months ended December 31, 2018, we used $103.8 million of cash for financing activities. We used $147.4 million for repurchases of our common stock, $9.7 million for withholding taxes on vested and settled restricted stock units, and $1.2 million for deferred business acquisition payments, partially offset by $50.0 million of proceeds from our Credit Agreement and $4.5 million from the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $3.9 million and $3.5 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2018 and June 30, 2018, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended December 31, 2018 and 2017, 17.7% and 11.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2018 and 2017, 12.1% and 8.6% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and six months ended December 31, 2018 and 2017. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended December 31, 2018 and 2017, we recorded $(0.6) million and $(0.2) million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.6 million and $1.2 million for the three months ended December 31, 2018 and 2017, respectively.

During the six months ended December 31, 2018 and 2017, we recorded $(0.5) million and $(0.9) million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $2.1 million and $2.3 million for the six months ended December 31, 2018 and 2017, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at December 31, 2018 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We had $220.0 million in outstanding borrowings under our Credit Agreement as of December 31, 2018. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the six months ended December 31, 2018, we adopted new revenue recognition guidance. We designed and implemented new business processes and internal controls to ensure that we adequately evaluated our contracts with customers and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented a new revenue recognition software system to assist in the ongoing application of the new guidance.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

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

During the three months ended December 31, 2018 and 2017, 17.7% and 11.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2018 and 2017, 12.1% and 8.6% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and six months ended December 31, 2018 and 2017, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2018 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

October 1 to 31, 2018	180,185	$99.69	180,185
November 1 to 30, 2018	507,512	$82.84	507,512
December 1 to 31, 2018	487,834	$81.99	487,834
Total	1,175,531	$85.07	1,175,531	$296,293,127

(1)         On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450 million worth of our common stock. On April 26, 2016, June 8, 2017, April 18, 2018, and December 6, 2018, the Board of Directors approved a $400 million, $200 million, $200 million, and $100 million increase in the Share Repurchase Program, respectively.

(2)         As of December 31, 2018, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 33,592,506.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of December 31, 2018, the total remaining value under the Share Repurchase Program was approximately $296.3 million.

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

Aspen Technology, Inc.

Date: January 23, 2019	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 23, 2019	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)