Form 10-Q
period 2019-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2019-04-24
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of April 17, 2019, there were 68,964,073 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$98,493	$79,073	$255,616	$214,938
Maintenance	41,878	40,897	125,955	121,890
Services and other	7,613	7,788	21,005	22,947
Total revenue	147,984	127,758	402,576	359,775
Cost of revenue:
License	1,658	1,279	5,142	3,743
Maintenance	4,962	4,259	14,241	13,061
Services and other	7,740	7,238	22,943	20,793
Total cost of revenue	14,360	12,776	42,326	37,597
Gross profit	133,624	114,982	360,250	322,178
Operating expenses:
Selling and marketing	27,410	25,246	80,532	72,690
Research and development	20,520	21,584	61,893	60,863
General and administrative	14,863	14,533	46,246	49,188
Total operating expenses	62,793	61,363	188,671	182,741
Income from operations	70,831	53,619	171,579	139,437
Interest income	6,835	6,304	21,389	18,849
Interest (expense)	(2,350)	(1,485)	(6,328)	(3,952)
Other (expense), net	(34)	(104)	(485)	(958)
Income before income taxes	75,282	58,334	186,155	153,376
Provision for (benefit from) income taxes	13,695	13,829	27,286	(63,681)
Net income	$61,587	$44,505	$158,869	$217,057
Net income per common share:
Basic	$0.89	$0.62	$2.26	$3.00
Diluted	$0.88	$0.61	$2.23	$2.97
Weighted average shares outstanding:
Basic	69,423	71,828	70,286	72,402
Diluted	70,160	72,663	71,142	73,136

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(Dollars in Thousands)
Net income	$61,587	$44,505	$158,869	$217,057
Other comprehensive income (loss):
Foreign currency translation adjustments	1,159	924	(159)	2,398
Total other comprehensive income (loss)	1,159	924	(159)	2,398
Comprehensive income	$62,746	$45,429	$158,710	$219,455

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	June 30, 2018
		As Adjusted
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$65,592	$96,165
Accounts receivable, net	45,293	41,810
Current contract assets	314,745	304,378
Contract costs	24,325	20,500
Prepaid expenses and other current assets	11,124	10,509
Prepaid income taxes	1,573	2,601
Total current assets	462,652	475,963
Property, equipment and leasehold improvements, net	7,589	9,806
Computer software development costs, net	1,452	646
Goodwill	73,534	75,590
Intangible assets, net	31,756	35,310
Non-current contract assets	358,709	340,622
Deferred tax assets	1,696	11,090
Other non-current assets	1,279	1,297
Total assets	$938,667	$950,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,023	$4,230
Accrued expenses and other current liabilities	42,746	39,515
Income taxes payable	35,582	1,698
Borrowings under credit agreement	220,000	170,000
Current deferred revenue	24,415	15,150
Total current liabilities	326,766	230,593
Non-current deferred revenue	19,312	12,354
Deferred income taxes	154,901	214,125
Other non-current liabilities	12,403	17,068
Commitments and contingencies (Note 16)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of March 31, 2019 and June 30, 2018 Issued and outstanding— none as of March 31, 2019 and June 30, 2018	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 103,478,590 shares at March 31, 2019 and 103,130,300 shares at June 30, 2018 Outstanding— 69,108,515 shares at March 31, 2019 and 71,186,701 shares at June 30, 2018	10,348	10,313
Additional paid-in capital	730,830	715,475
Retained earnings	1,224,377	1,065,507
Accumulated other comprehensive income	1,229	1,388
Treasury stock, at cost—34,370,075 shares of common stock at March 31, 2019 and 31,943,599 shares at June 30, 2018	(1,541,499)	(1,316,499)
Total stockholders’ equity	425,285	476,184
Total liabilities and stockholders’ equity	$938,667	$950,324

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2018, As Adjusted	103,130,300	$10,313	$715,475	$1,065,507	$1,388	31,943,599	$(1,316,499)	$476,184
Comprehensive income (loss):
Net income	—	—	—	38,066	—	—	—	38,066
Other comprehensive (loss)	—	—	—	—	(423)			(423)
Exercise of stock options	90,009	9	3,702	—	—	—		3,711
Issuance of restricted stock units	58,829	6	(3,290)	—	—	—	—	(3,284)
Repurchase of common stock	—	—	—	—	—	473,376	(50,000)	(50,000)
Stock-based compensation	—	—	8,865	—	—	—	—	8,865
September 30, 2018	103,279,138	$10,328	$724,752	$1,103,573	$965	32,416,975	$(1,366,499)	$473,119
Comprehensive income (loss):
Net income	—	—	—	59,217	—	—	—	59,217
Other comprehensive (loss)	—	—	—	—	(895)			(895)
Exercise of stock options	15,902	2	757	—	—	—		759
Issuance of restricted stock units	100,643	10	(6,351)	—	—	—	—	(6,341)
Repurchase of common stock	—	—	—	—	—	1,175,531	(100,000)	(100,000)
Stock-based compensation	—	—	6,335	—	—	—	—	6,335
December 31, 2018	103,395,683	$10,340	$725,493	$1,162,790	$70	33,592,506	$(1,466,499)	$432,194
Comprehensive income:
Net income	—	—	—	61,587	—	—	—	61,587
Other comprehensive income	—	—	—	—	1,159			1,159
Exercise of stock options	39,303	4	1,444	—	—	—		1,448
Issuance of restricted stock units	43,604	4	(2,361)	—	—	—	—	(2,357)
Repurchase of common stock	—	—	—	—	—	777,569	(75,000)	(75,000)
Stock-based compensation	—	—	6,254	—	—	—	—	6,254
March 31, 2019	103,478,590	$10,348	$730,830	$1,224,377	$1,229	34,370,075	$(1,541,499)	$425,285

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2017, As Adjusted	102,567,129	$10,257	$687,479	$780,365	$1,459	29,145,976	$(1,116,499)	$363,061
Comprehensive income:
Net income	—	—	—	40,521	—	—	—	40,521
Other comprehensive income	—	—	—	—	1,401			1,401
Exercise of stock options	66,567	6	2,404	—	—	—		2,410
Issuance of restricted stock units	58,398	6	(1,659)	—	—	—	—	(1,653)
Repurchase of common stock	—	—	—	—	—	839,159	(50,000)	(50,000)
Stock-based compensation	—	—	6,414	—	—	—	—	6,414
September 30, 2017, As Adjusted	102,692,094	$10,269	$694,638	$820,886	$2,860	29,985,135	$(1,166,499)	$362,154
Comprehensive income:
Net income	—	—	—	132,031	—	—	—	132,031
Other comprehensive income	—	—	—	—	73			73
Exercise of stock options	36,767	4	1,129	—	—	—		1,133
Issuance of restricted stock units	47,058	5	(1,794)	—	—	—	—	(1,789)
Repurchase of common stock	—	—	—	—	—	756,349	(50,000)	(50,000)
Stock-based compensation	—	—	5,455	—	—	—	—	5,455
December 31, 2017, As Adjusted	102,775,919	$10,278	$699,428	$952,917	$2,933	30,741,484	$(1,216,499)	$449,057
Comprehensive income:
Net income	—	—	—	44,505	—	—	—	44,505
Other comprehensive income	—	—	—	—	924			924
Exercise of stock options	112,972	11	3,815	—	—	—		3,826
Issuance of restricted stock units	47,714	5	(2,042)	—	—	—	—	(2,037)
Repurchase of common stock	—	—	—	—	—	649,479	(50,000)	(50,000)
Stock-based compensation	—	—	5,353	—	—	—	—	5,353
March 31, 2018, As Adjusted	102,936,605	$10,294	$706,554	$997,422	$3,857	31,390,963	$(1,266,499)	$451,628

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
		As Adjusted
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$158,869	$217,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,063	4,902
Net foreign currency losses	23	1,086
Stock-based compensation	21,454	17,222
Deferred income taxes	(49,847)	(123,443)
Provision for bad debts	474	1,373
Other non-cash operating activities	341	314
Changes in assets and liabilities:
Accounts receivable	(4,183)	1,429
Contract assets	(27,397)	(7,767)
Contract costs	(3,825)	(651)
Prepaid expenses, prepaid income taxes, and other assets	201	4,908
Accounts payable, accrued expenses, income taxes payable and other liabilities	32,980	(4,448)
Deferred revenue	17,983	15,847
Net cash provided by operating activities	153,136	127,829
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(206)	(217)
Payments for business acquisitions, net of cash	—	(33,700)
Payments for capitalized computer software costs	(1,094)	(299)
Net cash used in investing activities	(1,300)	(34,216)
Cash flows from financing activities:
Exercises of stock options	5,881	7,402
Repurchases of common stock	(224,182)	(154,365)
Payments of tax withholding obligations related to restricted stock	(11,916)	(5,412)
Deferred business acquisition payments	(1,700)	(2,600)
Proceeds from credit agreement	50,000	30,000
Payments of credit agreement issuance costs	—	(351)
Net cash used in financing activities	(181,917)	(125,326)
Effect of exchange rate changes on cash and cash equivalents	(492)	834
Decrease in cash and cash equivalents	(30,573)	(30,879)
Cash and cash equivalents, beginning of period	96,165	101,954
Cash and cash equivalents, end of period	$65,592	$71,075
Supplemental disclosure of cash flow information:
Income taxes paid, net	$39,123	$38,662
Interest paid	5,728	3,456
Supplemental disclosure of non-cash investing and financing activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$10	$(31)
Change in repurchases of common stock included in accounts payable and accrued expenses	818	(4,365)

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers ("Topic 606") and ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business effective July 1, 2018. Refer to Note 2 (f), “New Accounting Pronouncements Adopted in Fiscal 2019,” for further information regarding the adoption of Topic 606 and ASU No. 2017-01. There were no other material changes to our significant accounting policies during the three and nine months ended March 31, 2019.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other (expense), net. Net foreign currency exchange losses were $(0.1) million and $(0.5) million during the three and nine months ended March 31, 2019, respectively, and $(0.1) million and $(1.0) million during the three and nine months ended March 31, 2018, respectively.

(e)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
We acquired no technology during the three and nine months ended March 31, 2019 and 2018, respectively, that was expensed as research and development expense.
(f)          New Accounting Pronouncements Adopted in Fiscal 2019

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

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, timing of revenue recognition, and segment as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(Dollars in Thousands)
Revenue by region:
United States	$54,022	$39,735	$134,774	$130,561
Europe	33,665	36,662	109,085	98,673
Other (1)	60,297	51,361	158,717	130,541
	$147,984	$127,758	$402,576	$359,775

Revenue by type of performance obligation:
Term licenses	$98,493	$79,073	$255,616	$214,938
Maintenance	41,878	40,897	125,955	121,890
Professional services and other	7,613	7,788	21,005	22,947
	$147,984	$127,758	$402,576	$359,775

Revenue by segment:
Subscription and software	$140,371	$119,970	$381,571	$336,828
Services and other	7,613	7,788	21,005	22,947
	$147,984	$127,758	$402,576	$359,775
____________________________________________

(1)	Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.

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

Our contract assets and deferred revenue were as follows as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
		As Adjusted
	(Dollars in Thousands)
Contract assets	$673,454	$645,000
Deferred revenue	(43,727)	(27,504)
	$629,727	$617,496

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the nine months ended March 31, 2019, excluding the impact of the netting of contract assets and deferred revenue, was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $11.5 million of revenue recognized that was included in deferred revenue at June 30, 2018.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of March 31, 2019 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2019	2020	2021	2022	2023	Thereafter
	(Dollars in Thousands)
License	$24,904	$39,658	$30,468	$9,423	$2,502	$1,451
Maintenance	49,261	174,031	127,876	85,991	51,340	32,662
Services and other	32,248	11,834	853	651	381	91

Impact to Prior Period Information

The following table presents the effect of the adoption of Topic 606 on select consolidated statements of operations line items for the three and nine months ended March 31, 2018:

	Three Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Consolidated Statements of Operations:
License revenue	$—	$79,073	$79,073
Maintenance revenue	—	40,897	40,897
Subscription and software revenue	118,126	(118,126)	—
Services and other revenue	7,745	43	7,788
Total revenue	125,871	1,887	127,758
Gross profit	113,095	1,887	114,982
Selling and marketing expense	25,924	(678)	25,246
General and administrative expense	14,430	103	14,533
Total operating expenses	61,938	(575)	61,363
Income from operations	51,157	2,462	53,619
Interest income	23	6,281	6,304
Provision for income taxes	11,756	2,073	13,829
Net income	$37,835	$6,670	$44,505
Net income per common share:
Basic	$0.53		$0.62
Diluted	$0.52		$0.61
Weighted average shares outstanding:
Basic	71,828		71,828
Diluted	72,663		72,663

	Nine Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Consolidated Statements of Operations:
License revenue	$—	$214,938	$214,938
Maintenance revenue	—	121,890	121,890
Subscription and software revenue	351,540	(351,540)	—
Services and other revenue	22,014	933	22,947
Total revenue	373,554	(13,779)	359,775
Gross profit	335,957	(13,779)	322,178
Selling and marketing expense	73,875	(1,185)	72,690
General and administrative expense	42,284	6,904	49,188
Total operating expenses	177,022	5,719	182,741
Income from operations	158,935	(19,498)	139,437
Interest income	204	18,645	18,849
Provision for (benefit from) income taxes	43,561	(107,242)	(63,681)
Net income	$110,668	$106,389	$217,057
Net income per common share:
Basic	$1.53		$3.00
Diluted	$1.51		$2.97
Weighted average shares outstanding:
Basic	72,402		72,402
Diluted	73,136		73,136

The following table presents the effect of the adoption of Topic 606 on select consolidated balance sheet line items as of June 30, 2018:

	June 30, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Balance Sheets:
ASSETS
Current contract assets	$—	$304,378	$304,378
Contract costs	—	20,500	20,500
Accounts receivable, net	21,910	19,900	41,810
Non-current contract assets	—	340,622	340,622
Total assets	264,924	685,400	950,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current deferred revenue	286,845	(271,695)	15,150
Non-current deferred revenue	28,259	(15,905)	12,354
Deferred income taxes	—	214,125	214,125
Other non-current liabilities	18,492	(1,424)	17,068
Retained earnings	305,208	760,299	1,065,507
Total liabilities and stockholders’ equity	$264,924	$685,400	$950,324

The adoption of Topic 606 had no impact on our total cash flows or net cash provided by operating activities. The impacts of adoption resulted in offsetting shifts in cash flows throughout the components of net income and various changes in working capital balances. The following table presents the effect of the adoption of Topic 606 on select consolidated statement of cash flows line items for the nine months ended March 31, 2018:

	Nine Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$110,668	$106,389	$217,057
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,467	(127,910)	(123,443)
Changes in assets and liabilities:
Contract assets	—	(7,767)	(7,767)
Contract costs	—	(651)	(651)
Accounts receivable	(964)	2,393	1,429
Deferred revenue	(11,699)	27,546	15,847
Net cash provided by operating activities	$127,829	$—	$127,829

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

Cash equivalents of $1.0 million and $5.0 million as of March 31, 2019 and June 30, 2018, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term money market instruments.

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

5.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
		As Adjusted
	(Dollars in Thousands)
Accounts receivable, gross	$48,471	$44,513
Allowance for doubtful accounts	(3,178)	(2,703)
Accounts receivable, net	$45,293	$41,810

As of March 31, 2019, we had no customer receivable balances that individually represented 10% or more of our net accounts receivable.

6.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$8,321	$8,344
Purchased software	24,207	24,225
Furniture & fixtures	6,843	6,850
Leasehold improvements	12,048	12,023
Property, equipment and leasehold improvements, at cost	51,419	51,442
Accumulated depreciation	(43,830)	(41,636)
Property, equipment and leasehold improvements, net	$7,589	$9,806

During the nine months ended March 31, 2019, we wrote off fully depreciated property, equipment and leasehold improvements that were no longer in use with gross book values of $0.2 million.

7. Acquisitions

Apex Optimisation

On February 5, 2018, we completed the acquisition of all the outstanding shares of Apex Optimisation and affiliates (“Apex”), a provider of software which aligns Advanced Process Control with Planning and Scheduling to unify production optimization, for a total cash consideration of $23.0 million. The purchase price consisted of $18.4 million of cash paid at closing and an additional $4.6 million to be held back until February 2020 as security for certain representations, warranties, and obligations of the sellers. The holdback is recorded in accrued expenses and other current liabilities in our consolidated balance sheet.
An allocation of the purchase price is as follows:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$360
Identifiable intangible assets:
Technology-related	4,500
Customer relationships	3,800
Goodwill	15,959
Deferred tax liabilities	(1,619)
Total assets acquired, net	$23,000
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
Intangible assets consisted of the following as of March 31, 2019 and June 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
March 31, 2019:
Technology	$35,644	$(7,936)	$(94)	$27,614
Customer relationships	4,979	(865)	(80)	4,034
Non-compete agreements	553	(445)	—	108
Total	$41,176	$(9,246)	$(174)	$31,756
June 30, 2018:
Technology	$35,898	$(5,182)	$(254)	$30,462
Customer relationships	5,181	(377)	(202)	4,602
Non-compete agreements	553	(307)	—	246
Total	$41,632	$(5,866)	$(456)	$35,310

Total amortization expense related to intangible assets is included in cost of license revenue and operating expenses and amounted to approximately $1.2 million and $3.4 million for the three and nine months ended March 31, 2019, respectively, and approximately $0.5 million and $1.6 million for the three and nine months ended March 31, 2018, respectively.
Future amortization expense as of March 31, 2019 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2019	$1,155
2020	4,692
2021	4,736
2022	4,675
2023	4,591
Thereafter	11,907
Total	$31,756

9. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting segment during the nine months ended March 31, 2019 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2018:	$142,316	$(65,569)	$(1,157)	$75,590
Adjustment to goodwill from acquisitions	(1,524)	—	—	(1,524)
Foreign currency translation	—	—	(532)	(532)
March 31, 2019:	$140,792	$(65,569)	$(1,689)	$73,534

No triggering events indicating goodwill impairment occurred during the nine months ended March 31, 2019.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
	(Dollars in Thousands)
Payroll and payroll-related	$20,017	$21,796
Deferred acquisition payments	4,600	1,700
Royalties and outside commissions	3,815	3,333
Share repurchases	2,464	1,646
Professional fees	1,732	1,695
Deferred rent	1,308	1,188
Other	8,810	8,157
Total accrued expenses and other current liabilities	$42,746	$39,515

Other non-current liabilities consisted of the following as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
		As Adjusted
	(Dollars in Thousands)
Deferred rent	$5,478	$6,442
Uncertain tax positions	5,492	4,510
Deferred acquisition payments	—	4,294
Other	1,433	1,822
Total other non-current liabilities	$12,403	$17,068

11.  Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $220.0 million and $170.0 million in outstanding borrowings under the Credit Agreement as of March 31, 2019 and June 30, 2018, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rates as of March 31, 2019 were 4.00% on $159.0 million of our outstanding borrowings and 4.01% on $61.0 million of our outstanding borrowings.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. As of March 31, 2019, we were in compliance with these covenants.

12.  Stock-Based Compensation

The weighted average estimated fair value of option awards granted was $20.05 and $31.26 during the three and nine months ended March 31, 2019, respectively, and $19.21 and $17.04 during the three and nine months ended March 31, 2018, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended March 31,
	2019	2018
Risk-free interest rate	2.8%	1.7%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.6	4.6
Expected volatility factor	26.6%	28.0%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$379	$—	$916	$—
Cost of services and other	366	345	1,038	1,119
Selling and marketing	1,228	979	3,687	2,870
Research and development	1,518	1,892	5,451	5,679
General and administrative	2,763	2,137	10,362	7,554
Total stock-based compensation	$6,254	$5,353	$21,454	$17,222

A summary of stock option and restricted stock unit ("RSU") activity under all equity plans for the nine months ended March 31, 2019 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2018	1,369,442	$45.93	7.23	$64,103	621,700	$53.64
Granted	278,454	113.94			635,959	114.66
Settled (RSUs)	—				(326,903)	59.94
Exercised	(145,214)	40.75			—
Cancelled / Forfeited	(83,607)	67.38			(71,152)	67.45
Outstanding at March 31, 2019	1,419,075	$58.54	7.02	$67,607	859,604	$95.25
Vested and exercisable at March 31, 2019	876,403	$46.06	6.06	$51,599	—
Vested and expected to vest as of March 31, 2019	1,356,714	$57.71	6.95	$65,668	807,825	$96.33

The weighted average grant-date fair value of RSUs granted was $82.18 and $114.66 during the three and nine months ended March 31, 2019, respectively, and $75.41 and $64.18 during the three and nine months ended March 31, 2018, respectively.  The total fair value of shares vested from RSU grants was $6.9 million and $31.9 million during the three and nine months ended March 31, 2019, respectively, and $5.7 million and $16.0 million during the three and nine months ended March 31, 2018, respectively.

At March 31, 2019, the total future unrecognized compensation cost related to stock options was $9.9 million and is expected to be recorded over a weighted average period of 2.6 years.  At March 31, 2019, the total future unrecognized compensation cost related to RSUs was $30.1 million and is expected to be recorded over a weighted average period of 2.6 years.

The total intrinsic value of options exercised was $2.4 million and $9.2 million during the three and nine months ended March 31, 2019, respectively, and $4.9 million and $7.9 million during the three and nine months ended March 31, 2018, respectively. We received cash proceeds from option exercises of $1.4 million and $5.9 million during the three and nine months ended March 31, 2019, respectively, and $3.9 million and $7.4 million during the three and nine months ended March 31, 2018, respectively. We withheld withholding taxes on vested RSUs of $2.4 million and $12.0 million during the three and nine months ended March 31, 2019, respectively, and $2.0 million and $5.5 million during the three and nine months ended March 31, 2018, respectively.

At March 31, 2019, common stock reserved for future issuance or settlement under equity compensation plans was 9.8 million shares.

During the nine months ended March 31, 2019, we granted performance-based long-term incentive awards (“performance awards”) to certain of our executives, including our named executive officers. The performance period for each performance award is either of the following two-year periods: (i) fiscal year 2019 - fiscal year 2020, or (ii) fiscal year 2020 - fiscal year 2021.  Participants receive RSUs on the grant date associated with achievement of all performance targets. The performance targets for the performance awards are based on meeting annual spend growth, defined as an estimate of the annualized value of our portfolio of term license arrangements, as of a specific date, and the performance goals set out in the executive bonus plan for each fiscal year, such as free cash flow. If the performance targets are met during one of the two performance periods and the participant remains actively employed by us, the RSUs convert to time-based vesting wherein fifty percent of the awards immediately vest, and the remaining fifty percent are subject to additional service vesting over a three-year period.  In general, if the performance targets are not met, or if the participant is no longer actively employed by us prior to the performance targets being met, the participant forfeits all of the RSUs.

During the nine months ended March 31, 2019, we granted 382,373 RSUs in connection with the performance awards.  As of March 31, 2019, all of the RSUs issued in connection with the performance awards are unvested and outstanding.

We record compensation expense for the performance awards based on the fair value of the awards, in an amount proportionate to the service time rendered by the participant, when it is probable that the achievement of the goals will be met. The total fair value of the performance awards granted during the nine months ended March 31, 2019 was estimated using the closing price on the date of grant as well as the estimated probable achievement levels of the performance metrics.  If the performance-based conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of March 31, 2019, we concluded that the performance metrics related to the performance awards were not probable of achievement; therefore, no compensation expense was recognized during the nine months ended March 31, 2019.

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

13.  Stockholders’ Equity

Stock Repurchases

On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. On April 26, 2016, June 8, 2017, April 18, 2018, December 6, 2018, and April 17, 2019, the Board of Directors approved a $400.0 million, $200.0 million, $200.0 million, $100.0 million, and $200.0 million increase in the Share Repurchase Program, respectively. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

During the three and nine months ended March 31, 2019, we repurchased 777,569 and 2,426,476 shares of our common stock in the open market for $75.0 million and $225.0 million, respectively. As of March 31, 2019, the total remaining value under the Share Repurchase Program was approximately $221.3 million.

Accumulated Other Comprehensive Income

As of March 31, 2019 and June 30, 2018, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $1.2 million and $1.4 million, respectively.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$61,587	$44,505	$158,869	$217,057

Weighted average shares outstanding	69,423	71,828	70,286	72,402

Dilutive impact from:
Employee equity awards	737	835	856	734
Dilutive weighted average shares outstanding	70,160	72,663	71,142	73,136

Income per share
Basic	$0.89	$0.62	$2.26	$3.00
Dilutive	$0.88	$0.61	$2.23	$2.97

For the three and nine months ended March 31, 2019 and 2018, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(Shares in Thousands)
Employee equity awards	803	240	803	445

Included in the table above are options to purchase 250,741 and 250,741 shares of our common stock during the three and nine months ended March 31, 2019, respectively, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $98.13 per share to $116.00 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of March 31, 2019 and expire at various dates through October 23, 2028.

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

Our effective tax rate was 18.2% and 14.7% during the three and nine months ended March 31, 2019, respectively, and 23.7% and (41.5)% during the three and nine months ended March 31, 2018, respectively. Our effective tax rate decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a reduction in the statutory tax rate from 28.1% to 21.0%. Our effective tax rate increased for the nine months ended March 31, 2019 compared to the same period in 2018 due to the tax benefit recorded for the revaluation of our deferred tax liabilities resulting from the adoption of Topic 606. We adopted Topic 606 effective July 1, 2018 using the full retrospective method, following the reduction of federal income tax rates due to the enactment of the Tax Act. The reduction in the corporate tax rate from 35.0% to the blended tax rate of 28.1% reduced our deferred tax liabilities established under Topic 606, which resulted in an income tax benefit for the nine months ended March 31, 2018.

During the three and nine months ended March 31, 2019, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction and tax credits for research expenditures.

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

16. Commitments and Contingencies

Operating Leases

We lease certain facilities under non-cancellable operating leases with terms in excess of one year. Rental expense on leased facilities under operating leases was approximately $2.1 million and $6.2 million during the three and nine months ended March 31, 2019, respectively, and approximately $2.1 million and $6.1 million during the three and nine months ended March 31, 2018, respectively.

Standby letters of credit for $4.0 million and $3.5 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2019 and June 30, 2018, respectively. The letters of credit expire at various dates through fiscal 2025.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2019
Segment revenue	$140,371	$7,613	$147,984
Segment expenses (1)	(54,550)	(7,740)	(62,290)
Segment profit	$85,821	$(127)	$85,694

Three Months Ended March 31, 2018, As Adjusted
Segment revenue	$119,970	$7,788	$127,758
Segment expenses (1)	(52,368)	(7,238)	(59,606)
Segment profit	$67,602	$550	$68,152

Nine Months Ended March 31, 2019
Segment revenue	$381,571	$21,005	$402,576
Segment expenses (1)	(161,808)	(22,943)	(184,751)
Segment profit	$219,763	$(1,938)	$217,825

Nine Months Ended March 31, 2018, As Adjusted
Segment revenue	$336,828	$22,947	$359,775
Segment expenses (1)	(150,357)	(20,793)	(171,150)
Segment profit	$186,471	$2,154	$188,625

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income, net; and other (expense), net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(Dollars in Thousands)

Total segment profit for reportable segments	$85,694	$68,152	$217,825	$188,625
General and administrative expense	(14,863)	(14,533)	(46,246)	(49,188)
Interest income, net	4,485	4,819	15,061	14,897
Other (expense), net	(34)	(104)	(485)	(958)
Income before income taxes	$75,282	$58,334	$186,155	$153,376

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
Cost of Maintenance. Our cost of maintenance revenue consists primarily of personnel-related costs of providing Premier Plus SMS bundled with our aspenONE licensing and point product arrangements.
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

We estimate that annual spend grew by approximately 2.6% during the third quarter of fiscal 2019, from $513.1 million at December 31, 2018 to $526.4 million at March 31, 2019, and by approximately 7.6% during the first nine months of fiscal 2019, from $489.3 million at June 30, 2018 to $526.4 million at March 31, 2019.

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

Bookings increased from $123.6 million during the three months ended March 31, 2018 to $159.9 million during the three months ended March 31, 2019. Bookings increased from $334.0 million during the nine months ended March 31, 2018 to $410.8 million during the nine months ended March 31, 2019.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) capitalized computer software development costs, (c) non-capitalized acquired technology, and (d) other nonrecurring items, such as acquisition and litigation related payments.

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	Nine Months Ended March 31,
	2019	2018
		As Adjusted
	(Dollars in Thousands)
Net cash provided by operating activities	$153,136	$127,829
Purchases of property, equipment, and leasehold improvements	(206)	(217)
Capitalized computer software development costs	(1,094)	(299)
Non-capitalized acquired technology	—	75
Acquisition related fee payments	27	868
Litigation related payments	—	4,286
Free cash flows (non-GAAP)	$151,863	$132,542

Total free cash flow on a non-GAAP basis increased by $19.3 million during the nine months ended March 31, 2019 as compared to the same period of the prior fiscal year primarily due to changes in working capital. See additional commentary in the "Liquidity and Capital Resources" section below.

Non-GAAP Operating Income

Non-GAAP operating income excludes certain non-cash and non-recurring expenses, and is used as a supplement to operating income presented on a GAAP basis. We believe that non-GAAP operating income is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table presents our net income, as adjusted for stock-based compensation expense, amortization of intangibles, and other items, such as the impact of litigation judgments and acquisition related fees, for the indicated periods:

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
GAAP income from operations	$70,831	$53,619	$17,212	32.1%	$171,579	$139,437	$32,142	23.1%
Plus:
Stock-based compensation	6,254	5,353	901	16.8%	21,454	17,222	4,232	24.6%
Amortization of intangibles	1,157	526	631	120.0%	3,380	1,578	1,802	114.2%
Litigation judgment	—	—	—	—%	—	1,548	(1,548)	(100.0)%
Acquisition related fees	15	378	(363)	(96.0)%	8	706	(698)	(98.9)%
Non-GAAP income from operations	$78,257	$59,876	$18,381	30.7%	$196,421	$160,491	$35,930	22.4%

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2019 and 2018

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase / (Decrease) Change	Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	%	2019	2018	%
		As Adjusted			As Adjusted
	(Dollars in Thousands)
Revenue:
License	$98,493	$79,073	24.6%	$255,616	$214,938	18.9%
Maintenance	41,878	40,897	2.4%	125,955	121,890	3.3%
Services and other	7,613	7,788	(2.2)%	21,005	22,947	(8.5)%
Total revenue	147,984	127,758	15.8%	402,576	359,775	11.9%
Cost of revenue:
License	1,658	1,279	29.6%	5,142	3,743	37.4%
Maintenance	4,962	4,259	16.5%	14,241	13,061	9.0%
Services and other	7,740	7,238	6.9%	22,943	20,793	10.3%
Total cost of revenue	14,360	12,776	12.4%	42,326	37,597	12.6%
Gross profit	133,624	114,982	16.2%	360,250	322,178	11.8%
Operating expenses:
Selling and marketing	27,410	25,246	8.6%	80,532	72,690	10.8%
Research and development	20,520	21,584	(4.9)%	61,893	60,863	1.7%
General and administrative	14,863	14,533	2.3%	46,246	49,188	(6.0)%
Total operating expenses	62,793	61,363	2.3%	188,671	182,741	3.2%
Income from operations	70,831	53,619	32.1%	171,579	139,437	23.1%
Interest income	6,835	6,304	8.4%	21,389	18,849	13.5%
Interest (expense)	(2,350)	(1,485)	58.2%	(6,328)	(3,952)	60.1%
Other (expense), net	(34)	(104)	(67.3)%	(485)	(958)	(49.4)%
Income before income taxes	75,282	58,334	29.1%	186,155	153,376	21.4%
Provision for (benefit from) income taxes	13,695	13,829	(1.0)%	27,286	(63,681)	(142.8)%
Net income	$61,587	$44,505	38.4%	$158,869	$217,057	(26.8)%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(% of Revenue)
Revenue:
License	66.6%	61.9%	63.5%	59.7%
Maintenance	28.3	32.0	31.3	33.9
Services and other	5.1	6.1	5.2	6.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.1	1.0	1.3	1.0
Maintenance	3.4	3.3	3.5	3.6
Services and other	5.2	5.7	5.7	5.8
Total cost of revenue	9.7	10.0	10.5	10.5
Gross profit	90.3	90.0	89.5	89.5
Operating expenses:
Selling and marketing	18.5	19.8	20.0	20.2
Research and development	13.9	16.9	15.4	16.9
General and administrative	10.0	11.4	11.5	13.7
Total operating expenses	42.4	48.0	46.9	50.8
Income from operations	47.9	42.0	42.6	38.8
Interest income	4.6	4.9	5.3	5.2
Interest (expense)	(1.6)	(1.2)	(1.6)	(1.1)
Other (expense), net	—	(0.1)	(0.1)	(0.3)
Income before income taxes	50.9	45.7	46.2	42.6
Provision for (benefit from) income taxes	9.3	10.8	6.8	(17.7)
Net income	41.6%	34.8%	39.5%	60.3%

Revenue

Total revenue increased by $20.2 million and $42.8 million during the three and nine months ended March 31, 2019, respectively, as compared to the corresponding period of the prior fiscal year. The increase of $20.2 million during the three months ended March 31, 2019 was comprised of an increase in license revenue of $19.4 million and an increase in maintenance revenue of $1.0 million, partially offset by a decrease in services and other revenue of $(0.2) million, as compared to the corresponding period of the prior fiscal year. The increase of $42.8 million during the nine months ended March 31, 2019 was comprised of an increase in license revenue of $40.7 million and an increase in maintenance revenue of $4.1 million, partially offset by a decrease in services and other revenue of $(1.9) million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
License revenue	$98,493	$79,073	$19,420	24.6%	$255,616	$214,938	$40,678	18.9%
As a percent of total revenue	66.6%	61.9%			63.5%	59.7%

The period-over-period increase of $19.4 million and $40.7 million in license revenue during the three and nine months ended March 31, 2019, respectively, was primarily attributable to an increase in bookings and the timing of renewals compared to the three and nine months ended March 31, 2018.

Maintenance Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Maintenance revenue	$41,878	$40,897	$981	2.4%	$125,955	$121,890	$4,065	3.3%
As a percent of total revenue	28.3%	32.0%			31.3%	33.9%

The period-over-period increase of $1.0 million and $4.1 million in maintenance revenue during the three and nine months ended March 31, 2019, respectively, was primarily attributable to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Services and other revenue	$7,613	$7,788	$(175)	(2.2)%	$21,005	$22,947	$(1,942)	(8.5)%
As a percent of total revenue	5.1%	6.1%			5.2%	6.4%

Services and other revenue decreased $(0.2) million and $(1.9) million during the three and nine months ended March 31, 2019, respectively, as compared to the corresponding period of the prior fiscal year.

We recognize professional services revenue for our time-and-materials ("T&M") contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Cost of Revenue

Cost of License Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Cost of license revenue	$1,658	$1,279	$379	29.6%	$5,142	$3,743	$1,399	37.4%
As a percent of license revenue	1.7%	1.6%			2.0%	1.7%

Cost of license revenue increased $0.4 million and $1.4 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding period of the prior fiscal year primarily due to higher amortization of intangibles.

License gross profit margin remained consistent at 98.3% and 98.0% for the three and nine months ended March 31, 2019, respectively, and 98.4% and 98.3% for the three and nine months ended March 31, 2018, respectively, due to the low cost of license revenue.

Cost of Maintenance Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Cost of maintenance revenue	$4,962	$4,259	$703	16.5%	$14,241	$13,061	$1,180	9.0%
As a percent of maintenance revenue	11.8%	10.4%			11.3%	10.7%

Cost of maintenance revenue increased $0.7 million and $1.2 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding period of the prior fiscal year primarily due to higher headcount related costs.

Maintenance gross profit margin was 88.2% and 88.7% for the three and nine months ended March 31, 2019, respectively, and 89.6% and 89.3% for the three and nine months ended March 31, 2018, respectively.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Cost of services and other revenue	$7,740	$7,238	$502	6.9%	$22,943	$20,793	$2,150	10.3%
As a percent of services and other revenue	101.7%	92.9%			109.2%	90.6%

Cost of services and other revenue increased $0.5 million and $2.2 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding period of the prior fiscal year primarily due to higher cost of professional services revenue.

Gross profit margin on services and other revenue was (1.7)% and (9.2)% for the three and nine months ended March 31, 2019, respectively, and 7.1% and 9.4% for the three and nine months ended March 31, 2018, respectively.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Gross Profit

Gross profit increased $18.6 million and $38.1 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding period of the prior fiscal year.

Gross profit margin of 90.3% and 89.5% during the three and nine months ended March 31, 2019, respectively, was consistent with the corresponding periods of the prior fiscal year. For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue," "Cost of Maintenance Revenue," and “Cost of Services and Other Revenue” sections above.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Selling and marketing expense	$27,410	$25,246	$2,164	8.6%	$80,532	$72,690	$7,842	10.8%
As a percent of total revenue	18.5%	19.8%			20.0%	20.2%

The period-over-period increase of $2.2 million in selling and marketing expense during the three months ended March 31, 2019 was primarily attributable to higher compensation costs of $1.6 million related to an increase in headcount and higher commissions of $0.7 million.

The period-over-period increase of $7.8 million in selling and marketing expense during the nine months ended March 31, 2019 was primarily attributable to higher compensation costs of $3.4 million related to an increase in headcount, higher commissions of $1.9 million, higher stock-based compensation of $0.9 million, and higher sales training costs of $0.4 million.

Research and Development Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Research and development expense	$20,520	$21,584	$(1,064)	(4.9)%	$61,893	$60,863	$1,030	1.7%
As a percent of total revenue	13.9%	16.9%			15.4%	16.9%

The period-over-period decrease of $1.1 million in research and development expense during the three months ended March 31, 2019 was primarily attributable to computer software costs of $0.9 million that were capitalized.

The period-over-period increase of $1.0 million in research and development expense during the nine months ended March 31, 2019 was primarily attributable to higher compensation costs of $1.5 million related to an increase in headcount, partially offset by computer software costs of $0.7 million that were capitalized.

General and Administrative Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
General and administrative expense	$14,863	$14,533	$330	2.3%	$46,246	$49,188	$(2,942)	(6.0)%
As a percent of total revenue	10.0%	11.4%			11.5%	13.7%

The period-over-period increase of $0.3 million in general and administrative expense during the three months ended March 31, 2019 was primarily attributable to higher compensation costs of $0.8 million related to an increase in headcount and higher stock-based compensation of $0.5 million, partially offset by lower professional fees of $1.0 million, which were primarily related to our assessment and adoption of Topic 606.

The period-over-period decrease of $(2.9) million in general and administrative expense during the nine months ended March 31, 2019 was primarily attributable to lower bad debt expense of $6.1 million and a decrease of $1.5 million associated with a litigation judgment in the prior period, partially offset by higher stock-based compensation of $2.7 million and higher compensation costs of $2.3 million related to an increase in headcount.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Interest income	$6,835	$6,304	$531	8.4%	$21,389	$18,849	$2,540	13.5%
As a percent of total revenue	4.6%	4.9%			5.3%	5.2%

The period-over-period increase of $0.5 million and $2.5 million in interest income during the three and nine months ended March 31, 2019, respectively, was attributable to contracts that include a significant financing component under Topic 606.

We expect interest income to continue to increase as a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Interest (Expense)

	Three Months Ended March 31,		(Increase) / Decrease Change		Nine Months Ended March 31,		(Increase) / Decrease Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Interest (expense)	$(2,350)	$(1,485)	$(865)	58.2%	$(6,328)	$(3,952)	$(2,376)	60.1%
As a percent of total revenue	(1.6)%	(1.2)%			(1.6)%	(1.1)%

The period-over-period increase of $(0.9) million and $(2.4) million in interest (expense) during the three and nine months ended March 31, 2019, respectively, was primarily attributable to interest expenses related to higher interest rates and an increase in borrowings under our Credit Agreement.

Other (Expense), Net

	Three Months Ended March 31,		(Increase) / Decrease Change		Nine Months Ended March 31,		(Increase) / Decrease Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Other (expense), net	$(34)	$(104)	$70	(67.3)%	$(485)	$(958)	$473	(49.4)%
As a percent of total revenue	—%	(0.1)%			(0.1)%	(0.3)%

During the three months ended March 31, 2019 and 2018, other (expense), net was comprised of less than $(0.1) million and $(0.1) million of currency losses, respectively. During the nine months ended March 31, 2019 and 2018, other (expense), net was comprised of $(0.5) million and $(1.0) million of currency losses, respectively.

Provision for (Benefit From) Income Taxes

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
		As Adjusted				As Adjusted
	(Dollars in Thousands)
Provision for (benefit from) income taxes	$13,695	$13,829	$(134)	(1.0)%	$27,286	$(63,681)	$90,967	(142.8)%
Effective tax rate	18.2%	23.7%			14.7%	(41.5)%

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

Our effective tax rate was 18.2% and 14.7% during the three and nine months ended March 31, 2019, respectively, and 23.7% and (41.5)% during the three and nine months ended March 31, 2018, respectively. Our effective tax rate decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a reduction in the blended statutory tax rate from 28.1% to 21.0%. Our effective tax rate increased for the nine months ended March 31, 2019 compared to the same period in 2018 due to the tax benefit recorded for the revaluation of our deferred tax liabilities resulting from the adoption of Topic 606. We adopted Topic 606 effective July 1, 2018 using the full retrospective method, following the reduction of federal income tax rates due to the enactment of the Tax Act. The reduction in the corporate tax rate from 35.0% to the blended tax rate of 28.1% reduced our deferred tax liabilities established under Topic 606, which resulted in an income tax benefit for the nine months ended March 31, 2018.

During the three and nine months ended March 31, 2019, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction and tax credits for research expenditures.

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

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of March 31, 2019, our principal capital resources consisted of $65.6 million in cash and cash equivalents.

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

Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $220.0 million and $170.0 million in outstanding borrowings under the Credit Agreement as of March 31, 2019 and June 30, 2018, respectively.

For a more detailed description of the Credit Agreement, see Note 11, "Credit Agreement," to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $1.0 million consisted of money market funds as of March 31, 2019. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended March 31,
	2019	2018
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$153,136	$127,829
Investing activities	(1,300)	(34,216)
Financing activities	(181,917)	(125,326)
Effect of exchange rates on cash balances	(492)	834
Decrease in cash and cash equivalents	$(30,573)	$(30,879)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $153.1 million during the nine months ended March 31, 2019. This amount resulted from net income of $158.9 million, adjusted for non-cash items of $(21.5) million and net sources of cash of $15.8 million related to changes in working capital.

Non-cash items during the nine months ended March 31, 2019 consisted primarily of deferred income taxes of $(49.8) million, stock-based compensation expense of $21.5 million, and depreciation and amortization expense of $6.1 million.

Cash provided by working capital of $15.8 million during the nine months ended March 31, 2019 was primarily attributable to cash provided by increases in accounts payable, accrued expenses and other current liabilities of $33.0 million, increases in deferred revenue of $18.0 million, and decreases in prepaid expenses, prepaid income taxes, and other assets of $0.2 million, partially offset by cash used by increases in contract assets of $27.4 million, increases in accounts receivable of $4.2 million, and increases in contract costs of $3.8 million. The increase in accounts payable, accrued expenses and other current liabilities is primarily due to an increase in income taxes payable as of March 31, 2019 from the tax liability associated with adopting Topic 606. There was a correlating decrease in deferred income taxes during the nine months ended March 31, 2019.

Investing Activities

During the nine months ended March 31, 2019, we used $1.3 million of cash for investing activities. We used $1.1 million for capitalized computer software development costs and $0.2 million for capital expenditures.

Financing Activities

During the nine months ended March 31, 2019, we used $181.9 million of cash for financing activities. We used $224.2 million for repurchases of our common stock, $11.9 million for withholding taxes on vested and settled restricted stock units, and $1.7 million for deferred business acquisition payments, partially offset by $50.0 million of proceeds from our Credit Agreement and $5.9 million from the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $4.0 million and $3.5 million secure our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2019 and June 30, 2018, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended March 31, 2019 and 2018, 9.1% and 10.8% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2019 and 2018, 11.0% and 9.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2019 and 2018. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended March 31, 2019 and 2018, we recorded $(0.1) million and $(0.1) million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.2 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

During the nine months ended March 31, 2019 and 2018, we recorded $(0.5) million and $(1.0) million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $3.3 million and $3.6 million for the nine months ended March 31, 2019 and 2018, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at March 31, 2019 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We had $220.0 million in outstanding borrowings under our Credit Agreement as of March 31, 2019. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

During the nine months ended March 31, 2019, we adopted new revenue recognition guidance. We designed and implemented new business processes and internal controls to ensure that we adequately evaluated our contracts with customers and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented a new revenue recognition software system to assist in the ongoing application of the new guidance.

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

During the three months ended March 31, 2019 and 2018, 9.1% and 10.8% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2019 and 2018, 11.0% and 9.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and nine months ended March 31, 2019 and 2018, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2019 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

January 1 to 31, 2019	287,796	$89.56	287,796
February 1 to 28, 2019	235,688	$99.40	235,688
March 1 to 31, 2019	254,085	$101.52	254,085
Total	777,569	$96.45	777,569	$221,293,225

(1)         On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450 million worth of our common stock. On April 26, 2016, June 8, 2017, April 18, 2018, December 6, 2018, and April 17, 2019, the Board of Directors approved a $400 million, $200 million, $200 million, $100 million, and $200 million increase in the Share Repurchase Program, respectively.

(2)         As of March 31, 2019, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 34,370,075.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of March 31, 2019, the total remaining value under the Share Repurchase Program was approximately $221.3 million.

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

Aspen Technology, Inc.

Date: April 24, 2019	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2019	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)