Form 10-Q
period 2019-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2019-10-30
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
____________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer ☐		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of October 23, 2019, there were 68,208,033 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

aspenONE is one of our registered trademarks. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2020” refers to the year ending June 30, 2020).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2019	2018
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$81,171	$63,755
Maintenance	43,574	43,039
Services and other	9,346	7,375
Total revenue	134,091	114,169
Cost of revenue:
License	1,660	1,665
Maintenance	4,977	3,993
Services and other	8,581	7,569
Total cost of revenue	15,218	13,227
Gross profit	118,873	100,942
Operating expenses:
Selling and marketing	29,192	26,812
Research and development	22,493	21,056
General and administrative	19,884	16,084
Total operating expenses	71,569	63,952
Income from operations	47,304	36,990
Interest income	7,976	7,069
Interest (expense)	(3,000)	(1,814)
Other income, net	1,132	128
Income before income taxes	53,412	42,373
Provision for income taxes	7,128	4,307
Net income	$46,284	$38,066
Net income per common share:
Basic	$0.68	$0.54
Diluted	$0.67	$0.53
Weighted average shares outstanding:
Basic	68,441	70,988
Diluted	69,317	72,015

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2019	2018
	(Dollars in Thousands)
Net income	$46,284	$38,066
Other comprehensive (loss):
Foreign currency translation adjustments	(3,102)	(423)
Total other comprehensive (loss)	(3,102)	(423)
Comprehensive income	$43,182	$37,643

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	June 30, 2019
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$57,943	$71,926
Accounts receivable, net	48,991	47,784
Current contract assets	286,644	294,193
Prepaid expenses and other current assets	12,603	12,628
Prepaid income taxes	1,269	2,509
Total current assets	407,450	429,040
Property, equipment and leasehold improvements, net	7,259	7,234
Computer software development costs, net	1,205	1,306
Goodwill	126,937	78,383
Intangible assets, net	60,955	33,607
Non-current contract assets	358,704	325,510
Contract costs	25,327	24,982
Operating lease right-of-use assets	29,842	—
Deferred tax assets	1,781	1,669
Other non-current assets	2,197	1,334
Total assets	$1,021,657	$903,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,641	$5,891
Accrued expenses and other current liabilities	41,176	54,594
Current operating lease liabilities	6,462	—
Income taxes payable	13,348	14,952
Borrowings under credit agreement	320,000	220,000
Current deferred revenue	25,699	25,318
Total current liabilities	417,326	320,755
Non-current deferred revenue	17,349	19,573
Deferred income taxes	160,230	159,071
Non-current operating lease liabilities	28,765	—
Other non-current liabilities	4,704	10,381
Commitments and contingencies (Note 17)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of September 30, 2019 and June 30, 2019 Issued and outstanding— none as of September 30, 2019 and June 30, 2019	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 103,717,526 shares at September 30, 2019 and 103,642,292 shares at June 30, 2019 Outstanding— 68,317,521 shares at September 30, 2019 and 68,624,566 shares at June 30, 2019	10,372	10,365
Additional paid-in capital	745,908	739,099
Retained earnings	1,306,268	1,259,984
Accumulated other comprehensive (loss) income	(2,766)	336
Treasury stock, at cost—35,400,005 shares of common stock at September 30, 2019 and 35,017,726 shares at June 30, 2019	(1,666,499)	(1,616,499)
Total stockholders’ equity	393,283	393,285
Total liabilities and stockholders’ equity	$1,021,657	$903,065

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2019	103,642,292	$10,365	$739,099	$1,259,984	$336	35,017,726	$(1,616,499)	$393,285
Comprehensive income:
Net income	—	—	—	46,284	—	—	—	46,284
Other comprehensive (loss)	—	—	—	—	(3,102)			(3,102)
Issuance of shares of common stock	17,783	2	933	—	—	—		935
Issuance of restricted stock units and net share settlement related to withholding taxes	57,451	5	(3,399)	—	—	—	—	(3,394)
Repurchase of common stock	—	—	—	—	—	382,279	(50,000)	(50,000)
Stock-based compensation	—	—	9,275	—	—	—	—	9,275
September 30, 2019	103,717,526	$10,372	$745,908	$1,306,268	$(2,766)	35,400,005	$(1,666,499)	$393,283

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2018	103,130,300	$10,313	$715,475	$997,250	$1,388	31,943,599	$(1,316,499)	$407,927
Comprehensive income:
Net income	—	—	—	38,066	—	—	—	38,066
Other comprehensive (loss)	—	—	—	—	(423)			(423)
Issuance of shares of common stock	90,009	9	3,702	—	—	—		3,711
Issuance of restricted stock units and net share settlement related to withholding taxes	58,829	6	(3,290)	—	—	—	—	(3,284)
Repurchase of common stock	—	—	—	—	—	473,376	(50,000)	(50,000)
Stock-based compensation	—	—	8,865	—	—	—	—	8,865
September 30, 2018	103,279,138	$10,328	$724,752	$1,035,316	$965	32,416,975	$(1,366,499)	$404,862

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2019	2018
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$46,284	$38,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,036	2,000
Right-of-use asset amortization	1,887	—
Net foreign currency losses (gains)	721	(200)
Stock-based compensation	9,275	8,865
Deferred income taxes	(182)	(44,670)
Provision for bad debts	982	34
Other non-cash operating activities	107	107
Changes in assets and liabilities:
Accounts receivable	(1,945)	(12,394)
Contract assets	(25,440)	(30,914)
Contract costs	(345)	(796)
Lease liabilities	(1,932)	—
Prepaid expenses, prepaid income taxes, and other assets	(2,092)	(855)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(12,741)	34,924
Deferred revenue	(1,355)	11,403
Net cash provided by operating activities	15,260	5,570
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(600)	(96)
Payments for business acquisitions, net of cash acquired	(74,219)	—
Payments for capitalized computer software costs	(9)	(90)
Net cash used in investing activities	(74,828)	(186)
Cash flows from financing activities:
Exercises of stock options	1,018	4,054
Repurchases of common stock	(50,848)	(49,977)
Payments of tax withholding obligations related to restricted stock	(3,166)	(3,179)
Proceeds from credit agreement	100,000	—
Net cash provided by (used in) financing activities	47,004	(49,102)
Effect of exchange rate changes on cash and cash equivalents	(729)	(399)
Decrease in cash, cash equivalents, and restricted cash	(13,293)	(44,117)
Cash and cash equivalents, beginning of period	71,926	96,165
Cash, cash equivalents, and restricted cash, end of period	$58,633	$52,048
Supplemental disclosure of cash flow information:
Income taxes paid, net	$10,284	$2,755
Interest paid	2,801	1,538
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$160	$(11)
Change in repurchases of common stock included in accounts payable and accrued expenses	(848)	23
Lease liabilities arising from obtaining right-of-use assets	3,272	—

	September 30, 2019	June 30, 2019
Reconciliation to amounts within the unaudited consolidated balance sheets:	(Dollars in Thousands)

Cash and cash equivalents	$57,943	$71,926
Restricted cash included in other non-current assets	690	—
Cash, cash equivalents, and restricted cash, end of period	$58,633	$71,926
See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2019, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. We adopted Accounting Standards Update (ASU) No. 2016-02, Leases ("Topic 842") effective July 1, 2019. Refer to Note 2 (g), “New Accounting Pronouncements Adopted in Fiscal 2020,” for further information regarding the adoption of Topic 842. There were no other material changes to our significant accounting policies during the three months ended September 30, 2019.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income, net. Net foreign currency exchange gains were $1.1 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively.

(e)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
(f)    Restricted Cash
As of September 30, 2019, our restricted cash balance of $0.7 million related to funds subject to contractual restrictions. We did not have a restricted cash balance as of June 30, 2019.
(g)          New Accounting Pronouncements Adopted in Fiscal 2020

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the amendment, lessees are required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We adopted Topic 842 effective July 1, 2019 using the effective date method with a modified retrospective transition approach. Results for reporting periods beginning on or after July 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840 “Leases.” We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the carry forward of historical assessments of whether a contract contains a lease, lease classification and initial direct costs. The most significant impact of the adoption of Topic 842 was the recognition of operating lease right-of-use assets of $28.5 million and current and non-current operating lease liabilities of $7.4 million and $26.5 million, respectively, and the reversal of deferred rent of $6.5 million as of July 1, 2019. The adoption of Topic 842 did not have a material impact on our operating results or cash flows, and there was no impact on our debt covenants. See Note 4, "Leases," to our Unaudited Consolidated Financial Statements for more information on the impact of adopting Topic 842.

(h)          Recently Issued Accounting Pronouncements

None.

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

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, timing of revenue recognition, and segment as follows:

	Three Months Ended September 30,
	2019	2018
	(Dollars in Thousands)
Revenue by region:
United States	$58,187	$39,228
Europe	37,492	28,946
Other (1)	38,412	45,995
	$134,091	$114,169

Revenue by type of performance obligation:
Term licenses	$81,171	$63,755
Maintenance	43,574	43,039
Professional services and other	9,346	7,375
	$134,091	$114,169

Revenue by segment:
Subscription and software	$124,745	$106,794
Services and other	9,346	7,375
	$134,091	$114,169
____________________________________________

(1)	Other consists primarily of Asia Pacific, Canada, Latin America and the Middle East.

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

Our contract assets and deferred revenue were as follows as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Contract assets	$645,348	$619,703
Deferred revenue	(43,048)	(44,891)
	$602,300	$574,812

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the three months ended September 30, 2019 was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $10.7 million of revenue recognized that was included in deferred revenue at June 30, 2019.

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

Amortization of capitalized contract costs is included in sales and marketing expenses in our Unaudited Consolidated Statement of Operations.

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of September 30, 2019 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2020	2021	2022	2023	2024	Thereafter
	(Dollars in Thousands)
License	$32,209	$46,445	$9,734	$3,844	$1,634	$720
Maintenance	125,330	133,907	97,321	65,241	40,725	19,681
Services and other	44,632	1,427	677	431	149	12

4. Leases

We have operating leases primarily for corporate offices, and other operating leases for data centers and certain equipment. We determine whether an arrangement is or contains a lease based on facts and circumstances present at the inception of the arrangement. We recognize lease expense on a straight-line basis over the lease term. Our leases have remaining lease terms of less than one year to approximately eight years, some of which may include options to extend the leases for up to five years, and some of the leases include the option to terminate the leases upon advanced notice of 90 days. If we are reasonably certain we will exercise an option to extend or terminate the lease, the time period covered by the extension or termination option is included in the lease term.

Operating leases liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in the lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as incentives received. We have lease agreements with lease and non-lease components, which are accounted for separately.

The components of lease expenses for the three months ended September 30, 2019 were as follows:

Three Months Ended September 30, 2019
(Dollars in Thousands)
Operating lease costs (1)	$2,183
Variable lease costs	1
Total lease costs	$2,184
________
(1) Operating lease costs include rent and fixed fees

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases:

September 30, 2019
Weighted average remaining lease term	5.7 years
Weighted average discount rate	4.4%

The following table represents the maturities of our operating lease liabilities as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019 (1)
	(Dollars in Thousands)
Year Ending June 30,
2020	$6,849	$8,399
2021	7,725	7,820
2022	6,258	6,514
2023	6,059	5,862
2024	6,173	4,932
Thereafter	8,147	3,307
Total lease payments	41,211	36,834
Less: imputed interest	(5,984)	—
	$35,227	$36,834
________
(1) As previously disclosed in our 2019 Annual Report on Form 10-K under the previous lease accounting standard, Topic 840, Leases.

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

Cash equivalents of $1.0 million as of September 30, 2019 and June 30, 2019, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term money market instruments.

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Credit Agreement (described below in Note 12, Credit Agreement) approximates its carrying value due to the floating interest rate.

6.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Accounts receivable, gross	$52,188	$51,133
Allowance for doubtful accounts	(3,197)	(3,349)
Accounts receivable, net	$48,991	$47,784

As of September 30, 2019 and June 30, 2019, we had no customer receivable balances that individually represented 10% or more of our net accounts receivable.

7.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$6,796	$6,642
Purchased software	22,827	22,793
Furniture & fixtures	7,023	6,794
Leasehold improvements	12,410	12,232
Property, equipment and leasehold improvements, at cost	49,056	48,461
Accumulated depreciation	(41,797)	(41,227)
Property, equipment and leasehold improvements, net	$7,259	$7,234

8. Acquisitions

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
The following allocation of the initial purchase price includes a preliminary valuation of the acquired intangible assets and deferred revenue:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$355
Identifiable intangible assets:
Technology-related	1,525
Customer relationships	1,525
Goodwill	4,783
Deferred tax liabilities	(564)
Total assets acquired, net	$7,624

The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Sabisu products and services to our existing customers.  The results of operations of Sabisu have been included prospectively in our results of operations since the date of acquisition.
Mnubo, Inc.
On July 12, 2019, we completed the acquisition of all the outstanding shares of Mnubo Inc. (“Mnubo”), a Canada-based provider of purpose-built artificial intelligence and analytics infrastructure for the internet of things, for a total cash consideration of $78.3 million (102.3 million CAD). The purchase price of $78.3 million includes $7.9 million (10.3 million CAD) paid into an escrow account to be held back until January 2021 as security for certain representations, warranties, and obligations of the sellers.
The following allocation of the initial purchase price includes a preliminary valuation of the acquired intangible assets and deferred revenue:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$43
Identifiable intangible assets:
Technology-related	19,890
Customer relationships	9,360
Goodwill	50,155
Deferred tax liabilities	(1,185)
Total assets acquired, net	$78,263

The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Mnubo products and services to our existing customers.  The results of operations of Mnubo have been included prospectively in our results of operations since the date of acquisition.
9. Intangible Assets
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

Intangible assets consisted of the following as of September 30, 2019 and June 30, 2019:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
September 30, 2019:
Technology	$56,797	$(9,844)	$(291)	$46,662
Customer relationships	15,740	(1,210)	(252)	14,278
Non-compete agreements	553	(538)	—	15
Total	$73,090	$(11,592)	$(543)	$60,955
June 30, 2019:
Technology	$37,168	$(8,868)	$(118)	$28,182
Customer relationships	6,503	(1,039)	(100)	5,364
Non-compete agreements	553	(492)	—	61
Total	$44,224	$(10,399)	$(218)	$33,607

Total amortization expense related to intangible assets is included in cost of license revenue and operating expenses and amounted to approximately $1.2 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively.
Future amortization expense as of September 30, 2019 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2020	$6,863
2021	9,237
2022	9,176
2023	9,092
2024	8,399
Thereafter	18,188
Total	$60,955

10. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting segment during the three months ended September 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2019:	$145,572	$(65,569)	$(1,620)	$78,383
Goodwill from acquisitions	50,155	—	—	50,155
Foreign currency translation	—	—	(1,601)	(1,601)
September 30, 2019:	$195,727	$(65,569)	$(3,221)	$126,937

No triggering events indicating goodwill impairment occurred during the three months ended September 30, 2019.

11. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Compensation-related	$18,477	$27,147
Deferred acquisition payments	4,600	4,600
Uncertain tax positions	1,064	3,751
Royalties and outside commissions	3,734	3,665
Share repurchases	1,584	2,432
Professional fees	2,375	3,053
Deferred rent	—	1,331
Other	9,342	8,615
Total accrued expenses and other current liabilities	$41,176	$54,594

Other non-current liabilities consisted of the following as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
	(Dollars in Thousands)
Deferred rent	$—	$5,187
Uncertain tax positions	2,267	2,274
Deferred acquisition payments	1,475	1,524
Asset retirement obligations	907	914
Other	55	482
Total other non-current liabilities	$4,704	$10,381

12.  Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $320.0 million and $220.0 million in outstanding borrowings under the Credit Agreement as of September 30, 2019 and June 30, 2019, respectively. In October 2019, we borrowed an additional $15.0 million under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect, (2) the Federal Funds Effective Rate plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio; or the Adjusted LIBO Rate plus a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Credit Agreement and thereafter based on our Leverage Ratio.  We must also pay, on a quarterly basis, an unused commitment fee at a rate of between 0.2% and 0.3% per annum, based on our Leverage Ratio. The interest rates as of September 30, 2019 were 3.54% on $80.0 million of our outstanding borrowings, 3.56% on $20.0 million of our outstanding borrowings, 3.57% on $61.0 million of our outstanding borrowings, and 3.55% on $159.0 million of our outstanding borrowings.

All borrowings under the Credit Agreement are secured by liens on substantially all of our assets. The Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on: incurrence of additional debt; liens; fundamental changes; asset sales; restricted payments; and transactions with affiliates. The Credit Agreement contains financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2016, of a maximum Leverage Ratio of 3.0 to 1.0 and a minimum Interest Coverage Ratio of 3.0 to 1.0. As of September 30, 2019, we were in compliance with these covenants.

13.  Stock-Based Compensation
Stock Compensation Accounting
The weighted average estimated fair value of option awards granted was $33.15 and $31.70 during the three months ended September 30, 2019 and 2018, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,
	2019	2018
Risk-free interest rate	1.5%	2.8%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.5	4.6
Expected volatility factor	26.8%	26.6%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$398	$146
Cost of services and other	543	319
Selling and marketing	1,547	1,331
Research and development	2,102	2,295
General and administrative	4,685	4,774
Total stock-based compensation	$9,275	$8,865

A summary of stock option and restricted stock unit ("RSU") activity under all equity plans for the three months ended September 30, 2019 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	1,304,017	$60.33	6.94	$83,388	793,718	$98.38
Granted	292,790	133.15			247,823	133.15
Settled (RSUs)	—				(85,033)	90.72
Exercised	(17,783)	52.58			—
Cancelled / Forfeited	(4,836)	73.94			(63,619)	91.58
Outstanding at September 30, 2019	1,574,188	$73.92	7.11	$80,332	892,889	$108.12
Vested and exercisable at September 30, 2019	907,522	$52.41	5.79	$64,385	—
Vested and expected to vest as of September 30, 2019	1,460,388	$73.73	7.28	$74,736	842,490	$108.31

The weighted average grant-date fair value of RSUs granted was $133.15 and $115.17 during the three months ended September 30, 2019 and 2018, respectively. The total fair value of shares vested from RSU grants was $10.5 million and $9.9 million during the three months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the total future unrecognized compensation cost related to stock options was $16.1 million and is expected to be recorded over a weighted average period of 3.1 years.  At September 30, 2019, the total future unrecognized compensation cost related to RSUs was $53.3 million and is expected to be recorded over a weighted average period of 3.1 years.

The total intrinsic value of options exercised was $1.3 million and $6.1 million during the three months ended September 30, 2019 and 2018, respectively. We received cash proceeds from option exercises of $1.0 million and $4.1 million during the three months ended September 30, 2019 and 2018, respectively. We withheld withholding taxes on vested RSUs of $3.4 million and $3.3 million during the three months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, common stock reserved for future issuance or settlement under equity compensation plans was 9.6 million shares.
Performance Awards
Beginning in fiscal 2019, we granted performance-based long-term incentive awards (“performance awards”) to certain of our executives, including our named executive officers. The performance period for each performance award is either of the following two-year periods: (i) fiscal year 2019 - fiscal year 2020, or (ii) fiscal year 2020 - fiscal year 2021.  Participants receive RSUs on the grant date associated with achievement of all performance targets. The performance targets for the performance awards are based on meeting double digit growth in annual spend, defined as an estimate of the annualized value of our portfolio of term license arrangements, as of a specific date, and the performance goals set out in the executive bonus plan for each fiscal year, such as free cash flow. If the performance targets are met during one of the two performance periods and the participant remains actively employed by us, the RSUs convert to time-based vesting wherein fifty percent of the awards immediately vest, and the remaining fifty percent are subject to additional service vesting over a three-year period.  In general, if the performance targets are not met, or if the participant is no longer actively employed by us prior to the performance targets being met, the participant forfeits all of the RSUs.

We record compensation expense for the performance awards based on the fair value of the awards, in an amount proportionate to the service time rendered by the participant, when it is probable that the achievement of the goals will be met. The total fair value of the performance awards was estimated using the closing price on the date of grant as well as the estimated probable achievement levels of the performance metrics.  If the performance-based conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

As of September 30, 2019, we have granted 403,770 RSUs in connection with the performance awards.  As of September 30, 2019, all of the RSUs issued in connection with the performance awards are unvested and outstanding. No compensation expense was recognized during the three months ended September 30, 2019 and 2018.

On August 2, 2019, 60,680 RSUs in connection with the performance awards were forfeited associated with the departure of an executive.

Employee Stock Purchase Plan

On July 26, 2018, our Board of Directors approved the Aspen Technology, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which provides for the issuance of up to 250,000 shares of common stock to participating employees. The ESPP is intended to be a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, or the IRC.  The ESPP was approved at our Annual Meeting of Stockholders on December 7, 2018.  The ESPP currently provides for a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of the offering period. Our initial offering period was January 1, 2019 through June 30, 2019, and our current offering period is July 1, 2019 through December 31, 2019.

During the three months ended September 30, 2019, we recorded stock-based compensation expense of approximately $0.1 million associated with the ESPP. As of September 30, 2019, there were 236,961 shares of common stock available for issuance under the ESPP.

14.  Stockholders’ Equity

Stock Repurchases

On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. The Share Repurchase Program was announced on January 28, 2015, and expires at the end of each fiscal year unless extended. On April 26, 2016, June 8, 2017, April 18, 2018, December 6, 2018, and April 17, 2019, the Board of Directors approved a $400.0 million, $200.0 million, $200.0 million, $100.0 million, and $200.0 million increase in the Share Repurchase Program, respectively. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

During the three months ended September 30, 2019, we repurchased 382,279 shares of our common stock in the open market for $50.0 million. As of September 30, 2019, the total remaining value under the Share Repurchase Program was approximately $296.3 million.

Accumulated Other Comprehensive Income

As of September 30, 2019 and June 30, 2019, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $1.8 million and $(0.3) million, respectively.

15.  Net Income Per Share

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$46,284	$38,066

Weighted average shares outstanding	68,441	70,988

Dilutive impact from:
Employee equity awards	876	1,027
Dilutive weighted average shares outstanding	69,317	72,015

Income per share
Basic	$0.68	$0.54
Dilutive	$0.67	$0.53

For the three months ended September 30, 2019 and 2018, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	(Shares in Thousands)
Employee equity awards	689	850

Included in the table above are options to purchase 292,503 shares of our common stock during the three months ended September 30, 2019, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $132.63 per share to $137.99 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of September 30, 2019 and expire at various dates through September 2, 2029.

16.   Income Taxes

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income, primarily the Foreign Derived Intangible Income (“FDII”) deduction. Assuming certain requirements are met, the FDII deduction is a benefit for U.S. companies that sell their products or services to customers outside the U.S.

Our effective tax rate increased to 13.3% during the three months ended September 30, 2019 compared to 10.2% for the corresponding period of the prior fiscal year due to the increase in estimated annual effective tax rate offset by the tax benefit from the release of uncertain tax position due to the completion of the IRS audit.

During the three months ended September 30, 2019, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction and tax credits for research expenditures.

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

17. Commitments and Contingencies

Standby letters of credit for $2.2 million and $3.9 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2019 and June 30, 2019, respectively. The letters of credit expire at various dates through fiscal 2025.

18.  Segment Information

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended September 30, 2019
Segment revenue	$124,745	$9,346	$134,091
Segment expenses (1)	(58,322)	(8,581)	(66,903)
Segment profit	$66,423	$765	$67,188

Three Months Ended September 30, 2018
Segment revenue	$106,794	$7,375	$114,169
Segment expenses (1)	(53,526)	(7,569)	(61,095)
Segment profit (loss)	$53,268	$(194)	$53,074

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income, net; and other (expense), net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	(Dollars in Thousands)

Total segment profit for reportable segments	$67,188	$53,074
General and administrative expense	(19,884)	(16,084)
Interest income, net	4,976	5,255
Other income, net	1,132	128
Income before income taxes	$53,412	$42,373

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

Our fiscal year ends on June 30th, and references in this Quarterly Report to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2020” refers to the year ending on June 30, 2020).

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

We estimate that annual spend grew by approximately 1.3% during the first quarter of fiscal 2020, from $541.0 million at June 30, 2019 to $548.1 million at September 30, 2019.

Total Contract Value

Total Contract Value ("TCV") is the aggregate value of all payments received or to be received under all active term license agreements, including maintenance and escalation. TCV was $2.6 billion as of June 30, 2019. TCV is an annual metric and will be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Bookings

Bookings is the total value of customer term license contracts signed in the current period, less the value of such contracts signed in the current period where the initial licenses are not yet deemed delivered, plus term license contracts signed in a previous period for which the initial licenses are deemed delivered in the current period

Bookings increased from $96.1 million during the three months ended September 30, 2018 to $135.0 million during the three months ended September 30, 2019.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) capitalized computer software development costs, and (c) other nonrecurring items, such as acquisition related (receipts) payments, net.

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	Three Months Ended September 30,
	2019	2018
	(Dollars in Thousands)
Net cash provided by operating activities	$15,260	$5,570
Purchases of property, equipment, and leasehold improvements	(600)	(96)
Capitalized computer software development costs	(9)	(90)
Acquisition related (receipts) payments, net	(353)	12
Free cash flows (non-GAAP)	$14,298	$5,396

Total free cash flow on a non-GAAP basis increased by $8.9 million during the three months ended September 30, 2019 as compared to the same period of the prior fiscal year primarily due to changes in working capital. Acquisition related (receipts) payments, net for the three months ended September 30, 2019 includes the post-acquisition receipt of a $0.7 million cash tax credit which is contractually obligated to be refunded to the sellers of Mnubo, Inc., a company we acquired during the first quarter of fiscal 2020. See additional commentary in the "Liquidity and Capital Resources" section below.

Non-GAAP Operating Income

Non-GAAP operating income excludes certain non-cash and non-recurring expenses, and is used as a supplement to operating income presented on a GAAP basis. We believe that non-GAAP operating income is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table presents our net income, as adjusted for stock-based compensation expense, amortization of intangibles, and other items, such as the impact of acquisition related fees, for the indicated periods:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
GAAP income from operations	$47,304	$36,990	$10,314	27.9%
Plus:
Stock-based compensation	9,275	8,865	410	4.6%
Amortization of intangibles	1,195	1,067	128	12.0%
Acquisition related fees	118	(7)	125	1,785.7%
Non-GAAP income from operations	$57,892	$46,915	$10,977	23.4%

Critical Accounting Estimates and Judgments

Note 2, "Significant Accounting Policies," to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and include the following:

•	Revenue recognition

See Note 3, "Revenue from Contracts with Customers," to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for more information on our accounting policies related to revenue recognition.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	%
	(Dollars in Thousands)
Revenue:
License	$81,171	$63,755	27.3%
Maintenance	43,574	43,039	1.2%
Services and other	9,346	7,375	26.7%
Total revenue	134,091	114,169	17.4%
Cost of revenue:
License	1,660	1,665	(0.3)%
Maintenance	4,977	3,993	24.6%
Services and other	8,581	7,569	13.4%
Total cost of revenue	15,218	13,227	15.1%
Gross profit	118,873	100,942	17.8%
Operating expenses:
Selling and marketing	29,192	26,812	8.9%
Research and development	22,493	21,056	6.8%
General and administrative	19,884	16,084	23.6%
Total operating expenses	71,569	63,952	11.9%
Income from operations	47,304	36,990	27.9%
Interest income	7,976	7,069	12.8%
Interest (expense)	(3,000)	(1,814)	65.4%
Other income, net	1,132	128	784.4%
Income before income taxes	53,412	42,373	26.1%
Provision for income taxes	7,128	4,307	65.5%
Net income	$46,284	$38,066	21.6%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	(% of Revenue)
Revenue:
License	60.5%	55.8%
Maintenance	32.5	37.7
Services and other	7.0	6.5
Total revenue	100.0	100.0
Cost of revenue:
License	1.2	1.5
Maintenance	3.7	3.5
Services and other	6.4	6.6
Total cost of revenue	11.3	11.6
Gross profit	88.7	88.4
Operating expenses:
Selling and marketing	21.8	23.5
Research and development	16.8	18.4
General and administrative	14.8	14.1
Total operating expenses	53.4	56.0
Income from operations	35.3	32.4
Interest income	5.9	6.2
Interest (expense)	(2.2)	(1.6)
Other income, net	0.8	0.1
Income before income taxes	39.8	37.1
Provision for income taxes	5.3	3.8
Net income	34.5%	33.3%

Revenue

Total revenue increased by $19.9 million during the three months ended September 30, 2019 as compared to the corresponding period of the prior fiscal year. The increase of $19.9 million during the three months ended September 30, 2019 was comprised of an increase in license revenue of $17.4 million, an increase in maintenance revenue of $0.5 million, and an increase in services and other revenue of $2.0 million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
License revenue	$81,171	$63,755	$17,416	27.3%
As a percent of total revenue	60.5%	55.8%

The period-over-period increase of $17.4 million in license revenue during the three months ended September 30, 2019 was primarily attributable to an increase in bookings and the timing of renewals compared to the three months ended September 30, 2018.

Maintenance Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Maintenance revenue	$43,574	$43,039	$535	1.2%
As a percent of total revenue	32.5%	37.7%

The period-over-period increase of $0.5 million in maintenance revenue during the three months ended September 30, 2019 was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.
We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.
Services and Other Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Services and other revenue	$9,346	$7,375	$1,971	26.7%
As a percent of total revenue	7.0%	6.5%

We recognize professional services revenue for our time-and-materials ("T&M") contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Services and other revenue increased $2.0 million during the three months ended September 30, 2019 as compared to the corresponding period of the prior fiscal year primarily due to the timing of professional services engagements.

Cost of Revenue

Cost of License Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Cost of license revenue	$1,660	$1,665	$(5)	(0.3)%
As a percent of license revenue	2.0%	2.6%

Cost of license revenue remained consistent at $1.7 million for the three months ended September 30, 2019 and 2018, respectively.

License gross profit margin remained consistent at 98.0% for the three months ended September 30, 2019 and 97.4% for the three months ended September 30, 2018, respectively, due to the low cost of license revenue.

Cost of Maintenance Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$4,977	$3,993	$984	24.6%
As a percent of maintenance revenue	11.4%	9.3%

Cost of maintenance revenue increased $1.0 million for the three months ended September 30, 2019 as compared to the corresponding period of the prior fiscal year primarily due to higher headcount related costs.

Maintenance gross profit margin was 88.6% for the three months ended September 30, 2019 and 90.7% for the three months ended September 30, 2018, respectively.

Cost of Services and Other Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$8,581	$7,569	$1,012	13.4%
As a percent of services and other revenue	91.8%	102.6%

Cost of services and other revenue increased $1.0 million for the three months ended September 30, 2019 as compared to the corresponding period of the prior fiscal year primarily due to higher cost of professional services revenue.

Gross profit margin on services and other revenue was 8.2% for the three months ended September 30, 2019 and (2.6)% for the three months ended September 30, 2018, respectively.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Gross Profit

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Gross profit	$118,873	$100,942	$17,931	17.8%
As a percent of revenue	88.7%	88.4%
For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue," "Cost of Maintenance Revenue," and “Cost of Services and Other Revenue” sections above.
Gross profit increased $17.9 million for the three months ended September 30, 2019 as compared to the corresponding period of the prior fiscal year.

Gross profit margin of 88.7% during the three months ended September 30, 2019 was consistent with the corresponding period of the prior fiscal year.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Selling and marketing expense	$29,192	$26,812	$2,380	8.9%
As a percent of total revenue	21.8%	23.5%

The period-over-period increase of $2.4 million in selling and marketing expense during the three months ended September 30, 2019 was primarily attributable to higher compensation costs of $2.1 million related to an increase in headcount and higher commissions of $0.3 million.

Research and Development Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Research and development expense	$22,493	$21,056	$1,437	6.8%
As a percent of total revenue	16.8%	18.4%

The period-over-period increase of $1.4 million in research and development expense during the three months ended September 30, 2019 was primarily attributable to higher compensation costs of $1.5 million related to an increase in headcount, partially offset by lower stock-based compensation of $0.2 million.

General and Administrative Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
General and administrative expense	$19,884	$16,084	$3,800	23.6%
As a percent of total revenue	14.8%	14.1%

The period-over-period increase of $3.8 million in general and administrative expense during the three months ended September 30, 2019 was primarily attributable to higher bad debt expense of $1.0 million, higher professional fees of $0.9 million related to acquisitions and our assessment and adoption of Topic 606, and higher compensation costs of $0.6 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Interest income	$7,976	$7,069	$907	12.8%
As a percent of total revenue	5.9%	6.2%

The period-over-period increase of $0.9 million in interest income during the three months ended September 30, 2019 was attributable to contracts that include a significant financing component under Topic 606.

We expect interest income to continue to increase as a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Interest (Expense)

	Three Months Ended September 30,		(Increase) / Decrease Change
	2019	2018	$	%
	(Dollars in Thousands)
Interest (expense)	$(3,000)	$(1,814)	$(1,186)	65.4%
As a percent of total revenue	(2.2)%	(1.6)%

The period-over-period increase of $(1.2) million in interest (expense) during the three months ended September 30, 2019 was primarily due to interest expenses related to an increase in borrowings under our Credit Agreement.

Other Income, Net

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Other income, net	$1,132	$128	$1,004	784.4%
As a percent of total revenue	0.8%	0.1%

Other income, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Other income, net also includes miscellaneous non-operating gains and losses.
During the three months ended September 30, 2019 and 2018, other income, net was comprised of $1.1 million and $0.1 million of currency gains, respectively.

Provision for Income Taxes

	Three Months Ended September 30,		Increase / (Decrease) Change
	2019	2018	$	%
	(Dollars in Thousands)
Provision for income taxes	$7,128	$4,307	$2,821	65.5%
Effective tax rate	13.3%	10.2%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income, primarily the Foreign Derived Intangible Income (“FDII”) deduction. Assuming certain requirements are met, the FDII deduction is a benefit for U.S. companies that sell their products or services to customers outside the U.S.

Our effective tax rate increased to 13.3% during the three months ended September 30, 2019 compared to 10.2% for the corresponding period of the prior fiscal year due to the increase in estimated annual effective tax rate offset by the tax benefit from the release of uncertain tax position due to the completion of the IRS audit.

During the three months ended September 30, 2019, our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction and tax credits for research expenditures.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of September 30, 2019, our principal capital resources consisted of $57.9 million in cash and cash equivalents.

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

Credit Agreement

On February 26, 2016, we entered into a $250.0 million Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Silicon Valley Bank, as syndication agent, and the lenders and other parties named therein (the “Lenders”). On August 9, 2017, we entered into an Amendment to increase the Credit Agreement to $350.0 million. The indebtedness evidenced by the Credit Agreement matures on February 26, 2021. Prior to the maturity of the Credit Agreement, any amounts borrowed may be repaid and, subject to the terms and conditions of the Credit Agreement, borrowed again in whole or in part without penalty. We had $320.0 million and $220.0 million in outstanding borrowings under the Credit Agreement as of September 30, 2019 and June 30, 2019, respectively.

For a more detailed description of the Credit Agreement, see Note 12, "Credit Agreement," to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $1.0 million consisted of money market funds as of September 30, 2019. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,
	2019	2018
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$15,260	$5,570
Investing activities	(74,828)	(186)
Financing activities	47,004	(49,102)
Effect of exchange rates on cash balances	(729)	(399)
Decrease in cash, cash equivalents, and restricted cash	$(13,293)	$(44,117)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $15.3 million during the three months ended September 30, 2019. This amount resulted from net income of $46.3 million, adjusted for non-cash items of $14.8 million and net uses of cash of $(45.9) million related to changes in working capital.

Non-cash items during the three months ended September 30, 2019 consisted primarily of right-of-use asset amortization of $1.9 million, stock-based compensation expense of $9.3 million, and depreciation and amortization expense of $2.0 million.

Cash used by working capital of $(45.9) million during the three months ended September 30, 2019 was primarily attributable to cash used by decreases in accounts payable, accrued expenses and other current liabilities of $12.7 million, decreases in lease liabilities of $1.9 million, decreases in deferred revenue of $1.4 million, increases in prepaid expenses, prepaid income taxes, and other assets of $2.1 million, increases in contract assets of $25.4 million, increases in accounts receivable of $1.9 million, and increases in contract costs of $0.3 million.

Investing Activities

During the three months ended September 30, 2019, we used $74.8 million of cash for investing activities. We used $74.2 million for business acquisitions and $0.6 million for capital expenditures.

Financing Activities

Cash from financing activities provided $47.0 million of cash during the three months ended September 30, 2019. This amount resulted from $100.0 million of proceeds from our Credit Agreement and $1.0 million from the exercise of employee stock options, partially offset by $50.8 million of cash used for repurchases of our common stock and $3.2 million of cash used for withholding taxes on vested and settled restricted stock units.

Contractual Obligations

Standby letters of credit for $2.2 million and $3.9 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2019 and June 30, 2019, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended September 30, 2019 and 2018, 5.4% and 6.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three months ended September 30, 2019 and 2018. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended September 30, 2019 and 2018, we recorded $1.1 million and $0.1 million of net foreign currency exchange gains, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $0.5 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at September 30, 2019 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

We had $320.0 million in outstanding borrowings under our Credit Agreement as of September 30, 2019. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

b)    Management's Plan to Remediate the Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

c)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our leasing controls resulting from the adoption of Topic 842 as described in Note 2, "Significant Accounting Policies," to our Unaudited Consolidated Financial Statements. Although the new leasing standard did not have a material impact on our operating results or cash flows, it did have a material impact on our consolidated balance sheet and disclosures.  We performed a risk assessment and implemented changes to our processes related to lease accounting and the control activities within them. These included the development of new guidelines based on the requirements of Topic 842, including new training, identification of new leases and modification of leases, ongoing contract review, periodic review of discount rates, and gathering information provided for disclosures. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2019, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2019 Annual Report on Form 10-K remains current in all material respects, with the exception of the revised risk factors below.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

During the three months ended September 30, 2019 and 2018, 5.4% and 6.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three months ended September 30, 2019 and 2018, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2019 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

July 1 to 31, 2019	129,452	$132.47	129,452
August 1 to 31, 2019	128,737	$133.34	128,737
September 1 to 30, 2019	124,090	$126.40	124,090
Total	382,279	$130.79	382,279	$296,293,362

(1)         On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450 million worth of our common stock. The Share Repurchase Program was announced on January 28, 2015, and expires at the end of each fiscal year unless extended. On April 26, 2016, June 8, 2017, April 18, 2018, December 6, 2018, and April 17, 2019, the Board of Directors approved a $400 million, $200 million, $200 million, $100 million, and $200 million increase in the Share Repurchase Program, respectively.

(2)         As of September 30, 2019, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 35,400,005.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of September 30, 2019, the total remaining value under the Share Repurchase Program was approximately $296.3 million.

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
X

10.1	Letter agreement dated August 2, 2019 between Aspen Technology, Inc. and Gary M. Weiss		8-K	August 8, 2019	10.1

10.2	Aspen Technology, Inc. FY20 Executive Bonus Plan		8-K	July 26, 2019	10.1

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspen Technology, Inc.

Date: October 30, 2019	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2019	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)