Form 10-Q
period 2019-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2020-01-29
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of January 22, 2020, there were 67,911,845 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$70,196	$93,368	$151,367	$157,123
Maintenance	45,290	41,038	88,864	84,077
Services and other	9,246	6,017	18,592	13,392
Total revenue	124,732	140,423	258,823	254,592
Cost of revenue:
License	2,009	1,819	3,669	3,484
Maintenance	4,584	5,286	9,561	9,279
Services and other	8,933	7,634	17,514	15,203
Total cost of revenue	15,526	14,739	30,744	27,966
Gross profit	109,206	125,684	228,079	226,626
Operating expenses:
Selling and marketing	28,500	26,310	57,692	53,122
Research and development	22,625	20,317	45,118	41,373
General and administrative	16,422	15,299	36,306	31,383
Total operating expenses	67,547	61,926	139,116	125,878
Income from operations	41,659	63,758	88,963	100,748
Interest income	8,428	7,485	16,404	14,554
Interest (expense)	(3,161)	(2,164)	(6,161)	(3,978)
Other (expense) income, net	(997)	(578)	135	(451)
Income before income taxes	45,929	68,501	99,341	110,873
Provision for income taxes	7,654	9,284	14,782	13,591
Net income	$38,275	$59,217	$84,559	$97,282
Net income per common share:
Basic	$0.56	$0.84	$1.24	$1.38
Diluted	$0.56	$0.83	$1.22	$1.36
Weighted average shares outstanding:
Basic	68,114	70,428	68,277	70,708
Diluted	68,844	71,148	69,090	71,600

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net income	$38,275	$59,217	$84,559	$97,282
Other comprehensive income (loss):
Foreign currency translation adjustments	3,739	(895)	637	(1,317)
Total other comprehensive income (loss)	3,739	(895)	637	(1,317)
Comprehensive income	$42,014	$58,322	$85,196	$95,965

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2019	June 30, 2019
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$80,486	$71,926
Accounts receivable, net	51,963	47,784
Current contract assets	279,797	294,193
Prepaid expenses and other current assets	13,347	12,628
Prepaid income taxes	1,273	2,509
Total current assets	426,866	429,040
Property, equipment and leasehold improvements, net	6,954	7,234
Computer software development costs, net	1,094	1,306
Goodwill	140,025	78,383
Intangible assets, net	47,522	33,607
Non-current contract assets	362,666	325,510
Contract costs	25,877	24,982
Operating lease right-of-use assets	30,284	—
Deferred tax assets	1,754	1,669
Other non-current assets	1,513	1,334
Total assets	$1,044,555	$903,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,049	$5,891
Accrued expenses and other current liabilities	39,219	54,594
Current operating lease liabilities	6,474	—
Income taxes payable	12,302	14,952
Current borrowings	45,163	220,000
Current deferred revenue	36,044	25,318
Total current liabilities	142,251	320,755
Non-current deferred revenue	16,724	19,573
Deferred income taxes	159,542	159,071
Non-current operating lease liabilities	29,089	—
Non-current borrowings, net	299,965	—
Other non-current liabilities	4,806	10,381
Commitments and contingencies (Note 17)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of December 31, 2019 and June 30, 2019 Issued and outstanding— none as of December 31, 2019 and June 30, 2019	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 103,788,538 shares at December 31, 2019 and 103,642,292 shares at June 30, 2019 Outstanding— 67,970,514 shares at December 31, 2019 and 68,624,566 shares at June 30, 2019	10,379	10,365
Additional paid-in capital	752,782	739,099
Retained earnings	1,344,543	1,259,984
Accumulated other comprehensive income	973	336
Treasury stock, at cost—35,818,024 shares of common stock at December 31, 2019 and 35,017,726 shares at June 30, 2019	(1,716,499)	(1,616,499)
Total stockholders’ equity	392,178	393,285
Total liabilities and stockholders’ equity	$1,044,555	$903,065

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2019	103,642,292	$10,365	$739,099	$1,259,984	$336	35,017,726	$(1,616,499)	$393,285
Comprehensive income:
Net income	—	—	—	46,284	—	—	—	46,284
Other comprehensive (loss)	—	—	—	—	(3,102)			(3,102)
Issuance of shares of common stock	17,783	2	933	—	—	—		935
Issuance of restricted stock units and net share settlement related to withholding taxes	57,451	5	(3,399)	—	—	—	—	(3,394)
Repurchase of common stock	—	—	—	—	—	382,279	(50,000)	(50,000)
Stock-based compensation	—	—	9,275	—	—	—	—	9,275
September 30, 2019	103,717,526	$10,372	$745,908	$1,306,268	$(2,766)	35,400,005	$(1,666,499)	$393,283
Comprehensive income:
Net income	—	—	—	38,275	—	—	—	38,275
Other comprehensive income	—	—	—	—	3,739			3,739
Issuance of shares of common stock	31,857	3	1,938	—	—	—		1,941
Issuance of restricted stock units and net share settlement related to withholding taxes	39,155	4	(2,623)	—	—	—	—	(2,619)
Repurchase of common stock	—	—	—	—	—	418,019	(50,000)	(50,000)
Stock-based compensation	—	—	7,559	—	—	—	—	7,559
December 31, 2019	103,788,538	$10,379	$752,782	$1,344,543	$973	35,818,024	$(1,716,499)	$392,178

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2018	103,130,300	$10,313	$715,475	$997,250	$1,388	31,943,599	$(1,316,499)	$407,927
Comprehensive income:
Net income	—	—	—	38,066	—	—	—	38,066
Other comprehensive (loss)	—	—	—	—	(423)			(423)
Issuance of shares of common stock	90,009	9	3,702	—	—	—		3,711
Issuance of restricted stock units and net share settlement related to withholding taxes	58,829	6	(3,290)	—	—	—	—	(3,284)
Repurchase of common stock	—	—	—	—	—	473,376	(50,000)	(50,000)
Stock-based compensation	—	—	8,865	—	—	—	—	8,865
September 30, 2018	103,279,138	$10,328	$724,752	$1,035,316	$965	32,416,975	$(1,366,499)	$404,862
Comprehensive income:
Net income	—	—	—	59,217	—	—	—	59,217
Other comprehensive (loss)	—	—	—	—	(895)			(895)
Issuance of shares of common stock	15,902	2	757	—	—	—		759
Issuance of restricted stock units and net share settlement related to withholding taxes	100,643	10	(6,351)	—	—	—	—	(6,341)
Repurchase of common stock	—	—	—	—	—	1,175,531	(100,000)	(100,000)
Stock-based compensation	—	—	6,335	—	—	—	—	6,335
December 31, 2018	103,395,683	$10,340	$725,493	$1,094,533	$70	33,592,506	$(1,466,499)	$363,937

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2019	2018
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$84,559	$97,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,479	4,049
Right-of-use asset amortization	3,251	—
Net foreign currency (gains) losses	(162)	318
Stock-based compensation	16,834	15,200
Deferred income taxes	(10)	(47,474)
Provision for bad debts	1,264	827
Other non-cash operating activities	215	217
Changes in assets and liabilities:
Accounts receivable	(4,539)	(16,464)
Contract assets	(22,521)	(41,928)
Contract costs	(830)	(2,546)
Lease liabilities	(3,396)	—
Prepaid expenses, prepaid income taxes, and other assets	(1,768)	1,744
Accounts payable, accrued expenses, income taxes payable and other liabilities	(23,105)	37,718
Deferred revenue	7,936	14,154
Net cash provided by operating activities	62,207	63,097
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(968)	(180)
Payments for business acquisitions, net of cash acquired	(74,219)	—
Payments for capitalized computer software costs	(70)	(189)
Net cash used in investing activities	(75,257)	(369)
Cash flows from financing activities:
Exercises of stock options	2,714	4,466
Repurchases of common stock	(100,864)	(147,423)
Payments of tax withholding obligations related to restricted stock	(5,851)	(9,654)
Deferred business acquisition payments	—	(1,200)
Proceeds from borrowings	129,163	50,000
Payments of debt issuance costs	(3,454)	—
Net cash provided by (used in) financing activities	21,708	(103,811)
Effect of exchange rate changes on cash and cash equivalents	(98)	(654)
Increase (decrease) in cash and cash equivalents	8,560	(41,737)
Cash and cash equivalents, beginning of period	71,926	96,165
Cash and cash equivalents, end of period	$80,486	$54,428
Supplemental disclosure of cash flow information:
Income taxes paid, net	$19,748	$17,827
Interest paid	5,192	3,541
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(96)	$5
Change in repurchases of common stock included in accounts payable and accrued expenses	(864)	2,577
Lease liabilities arising from obtaining right-of-use assets	4,824	—
See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2019, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. We adopted Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842") effective July 1, 2019. Refer to Note 2(g), “New Accounting Pronouncements Adopted in Fiscal 2020,” for further information regarding the adoption of Topic 842. There were no other material changes to our significant accounting policies during the three and six months ended December 31, 2019.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other (expense) income, net. Net foreign currency exchange gains (losses) were $(1.0) million and $(0.6) million during the three months ended December 31, 2019 and 2018, respectively, and $0.2 million and $(0.5) million during the six months ended December 31, 2019 and 2018, respectively.

(e)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
(f)          New Accounting Pronouncements Adopted in Fiscal 2020

In February 2016, the FASB issued Topic 842. Under the amendment, lessees are required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We adopted Topic 842 effective July 1, 2019 using the effective date method with a modified retrospective transition approach. Results for reporting periods beginning on or after July 1, 2019 are presented under Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840 “Leases.” We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the carry forward of historical assessments of whether a contract contains a lease, lease classification and initial direct costs. The most significant impact of the adoption of Topic 842 was the recognition of operating lease right-of-use assets of $28.5 million and current and non-current operating lease liabilities of $7.4 million and $26.5 million, respectively, and the reversal of deferred rent of $6.5 million as of July 1, 2019. The adoption of Topic 842 did not have a material impact on our operating results or cash flows, and there was no impact on our debt covenants. See Note 4, "Leases," to our Unaudited Consolidated Financial Statements for more information on the impact of adopting Topic 842.

(g)          Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses ("Topic 326"). The amendment changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, contract assets, held-to-maturity debt securities, loans, and other instruments. Topic 326 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of Topic 326 on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes ("Topic 740") - Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements.

3.   Revenue from Contracts with Customers

In accordance with ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), we account for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

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

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, timing of revenue recognition, and segment as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Revenue by region:
North America	$49,531	$49,091	$111,484	$97,974
Europe	31,710	46,471	67,200	75,417
Other (1)	43,491	44,861	80,139	81,201
	$124,732	$140,423	$258,823	$254,592

Revenue by type of performance obligation:
Term licenses	$70,196	$93,368	$151,367	$157,123
Maintenance	45,290	41,038	88,864	84,077
Professional services and other	9,246	6,017	18,592	13,392
	$124,732	$140,423	$258,823	$254,592

Revenue by segment:
Subscription and software	$115,486	$134,406	$240,231	$241,200
Services and other	9,246	6,017	18,592	13,392
	$124,732	$140,423	$258,823	$254,592
____________________________________________

(1)	Other consists primarily of Asia Pacific, Latin America and the Middle East.

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

Our contract assets and deferred revenue were as follows as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Dollars in Thousands)
Contract assets	$642,463	$619,703
Deferred revenue	(52,768)	(44,891)
	$589,695	$574,812

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the six months ended December 31, 2019 was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $18.6 million of revenue recognized that was included in deferred revenue at June 30, 2019.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of December 31, 2019 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2020	2021	2022	2023	2024	Thereafter
	(Dollars in Thousands)
License	$33,746	$48,338	$11,790	$4,264	$1,724	$913
Maintenance	87,737	144,046	105,626	72,435	46,591	25,559
Services and other	41,678	4,778	627	472	199	86

4. Leases

We have operating leases primarily for corporate offices, and other operating leases for data centers and certain equipment. We determine whether an arrangement is or contains a lease based on facts and circumstances present at the inception of the arrangement. We recognize lease expense on a straight-line basis over the lease term. Our leases have remaining lease terms of less than one year to approximately eight years, some of which include options to extend the leases for up to five years, and some of which include the option to terminate the leases upon advanced notice of 90 days. If we are reasonably certain we will exercise an option to extend or terminate the lease, the time period covered by the extension or termination option is included in the lease term.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in the lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as incentives received. We have lease agreements with lease and non-lease components, which are accounted for separately.

Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of lease expenses for the three and six months ended December 31, 2019 were as follows:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
	(Dollars in Thousands)
Operating lease costs (1)	$2,293	$4,476
Total lease costs	$2,293	$4,476
________
(1) Operating lease costs include rent and fixed fees

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases:

December 31, 2019
Weighted average remaining lease term	5.6 years
Weighted average discount rate	4.4%

The following table represents the maturities of our operating lease liabilities as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019 (1)
	(Dollars in Thousands)
Year Ending June 30,
2020	$3,723	$8,399
2021	8,003	7,820
2022	6,906	6,514
2023	6,488	5,862
2024	6,577	4,932
Thereafter	8,757	3,307
Total lease payments	40,454	36,834
Less: imputed interest	(4,891)	—
	$35,563	$36,834
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

Cash equivalents of $1.0 million as of December 31, 2019 and June 30, 2019, respectively, were reported at fair value utilizing quoted market prices in identical markets, or “Level 1 inputs.” Our cash equivalents consist of short-term money market instruments.

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Amended and Restated Credit Agreement (described below in Note 12, "Credit Agreement") approximates its carrying value due to the floating interest rate.

6.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Dollars in Thousands)
Accounts receivable, gross	$53,508	$51,133
Allowance for doubtful accounts	(1,545)	(3,349)
Accounts receivable, net	$51,963	$47,784

As of December 31, 2019 and June 30, 2019, we had no customer receivable balances that individually represented 10% or more of our net accounts receivable.

7.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$6,882	$6,642
Purchased software	22,828	22,793
Furniture & fixtures	7,062	6,794
Leasehold improvements	12,537	12,232
Property, equipment and leasehold improvements, at cost	49,309	48,461
Accumulated depreciation	(42,355)	(41,227)
Property, equipment and leasehold improvements, net	$6,954	$7,234

8. Acquisitions

Sabisu Ltd.

On June 12, 2019, we completed the acquisition of all the outstanding shares of Argent & Waugh Limited and Sabisu Ltd. (“Sabisu”), a provider of a flexible enterprise visualization and workflow solution to deliver real-time decision support, for a total cash consideration of £6.0 million ($7.6 million). The purchase price consisted of £4.8 million ($6.1 million) of cash paid at closing and an additional £1.2 million ($1.5 million) to be held back until June 2021 as security for certain representations, warranties, and obligations of the sellers. The holdback is recorded in other non-current liabilities in our consolidated balance sheet.
An allocation of the purchase price is as follows:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$743
Identifiable intangible assets:
Technology-related	1,906
Customer relationships	1,144
Goodwill	4,395
Deferred tax liabilities	(564)
Total assets acquired, net	$7,624

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
The following allocation of the initial purchase price includes a preliminary valuation of the acquired intangible assets and deferred revenue:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$237
Identifiable intangible assets:
Technology-related	13,667
Customer relationships	2,991
Goodwill	61,742
Deferred tax liabilities	(374)
Total assets acquired, net	$78,263

During the three months ended December 31, 2019, the Company updated its preliminary fair value estimates of its net assets acquired, primarily due to a review of the cash flows used to measure fair value of intangible assets, as well as updates to estimated carrying values of other assets and liabilities based on an ongoing review of their fair values. The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Mnubo products and services to our existing customers.  The results of operations of Mnubo have been included prospectively in our results of operations since the date of acquisition.

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
Intangible assets consisted of the following as of December 31, 2019 and June 30, 2019:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
December 31, 2019:
Technology	$50,960	$(10,946)	$219	$40,233
Customer relationships	8,976	(1,780)	93	7,289
Non-compete agreements	553	(553)	—	—
Total	$60,489	$(13,279)	$312	$47,522
June 30, 2019:
Technology	$37,168	$(8,868)	$(118)	$28,182
Customer relationships	6,503	(1,039)	(100)	5,364
Non-compete agreements	553	(492)	—	61
Total	$44,224	$(10,399)	$(218)	$33,607

Total amortization expense related to intangible assets is included in cost of license revenue and operating expenses and amounted to approximately $1.7 million and $1.2 million for the three months ended December 31, 2019 and 2018, respectively, and approximately $2.9 million and $2.2 million for the six months ended December 31, 2019 and 2018, respectively.
Future amortization expense as of December 31, 2019 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2020	$3,759
2021	6,966
2022	6,995
2023	6,974
2024	6,425
Thereafter	16,403
Total	$47,522

10. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting segment during the six months ended December 31, 2019 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2019:	$145,572	$(65,569)	$(1,620)	$78,383
Goodwill from acquisitions	60,660	—	—	60,660
Foreign currency translation	—	—	982	982
December 31, 2019:	$206,232	$(65,569)	$(638)	$140,025

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

We have elected December 31st as the annual impairment assessment date and perform additional impairment tests if triggering events occur. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2019 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

11. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Dollars in Thousands)
Compensation-related	$18,120	$27,147
Deferred acquisition payments	4,600	4,600
Uncertain tax positions	168	3,751
Royalties and external commissions	3,714	3,665
Share repurchases	1,568	2,432
Professional fees	2,447	3,053
Deferred rent	—	1,331
Other	8,602	8,615
Total accrued expenses and other current liabilities	$39,219	$54,594

Other non-current liabilities consisted of the following as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
	(Dollars in Thousands)
Deferred rent	$—	$5,187
Uncertain tax positions	2,241	2,274
Deferred acquisition payments	1,574	1,524
Asset retirement obligations	923	914
Other	68	482
Total other non-current liabilities	$4,806	$10,381

12.  Credit Agreement

In December 2019, we entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, which amends and restates the Credit Agreement we entered into as of February 26, 2016, provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

Principal outstanding under the Amended and Restated Credit Agreement bears interest at a rate per annum equal to, at our option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate plus 0.5%, and (iii) the LIBO rate multiplied by the Statutory Reserve Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio. The interest rates as of December 31, 2019 were 3.43% on our term loan facility and 3.29% on our revolving credit facility.

All borrowings under the Amended and Restated Credit Agreement are secured by liens on substantially all of our assets and the assets of our subsidiary AspenTech Canada Holdings, LLC, which has guaranteed our obligations under the Amended and Restated Credit Agreement. Additional significant subsidiaries (as determined in the Amended and Restated Credit Agreement) may be required to guarantee our obligations and to grant liens on their assets in favor of the lenders.

As of December 31, 2019, we had $29.2 million and $320.0 million in outstanding borrowings on our revolving credit facility and term loan facility, respectively. Our current borrowings of $45.2 million consist of $29.2 million of the revolving credit facility and $16.0 million of the term loan facility. Our non-current borrowings of $300.0 million consist of $304.0 million of our term loan facility, net of $4.0 million in debt issuance costs. We had $220.0 million in outstanding current borrowings as of June 30, 2019.

The indebtedness under the revolving credit facility matures on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ended June 30,	Amount
(Dollars in Thousands)
2020	$8,000
2021	16,000
2022	20,000
2023	28,000
2024	36,000
Thereafter	212,000
Total	$320,000

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending March 31, 2020, of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00.

13.  Stock-Based Compensation
Stock Compensation Accounting
The weighted average estimated fair value of option awards granted was $27.85 and $26.80 during the three months ended December 31, 2019 and 2018, respectively. The weighted average estimated fair value of option awards granted was $33.11 and $31.54 during the six months ended December 31, 2019 and 2018, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended December 31,
	2019	2018
Risk-free interest rate	1.5%	2.8%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.5	4.6
Expected volatility factor	26.8%	26.6%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$362	$391	$761	$537
Cost of services and other	484	288	1,027	606
Selling and marketing	1,209	1,194	2,756	2,526
Research and development	2,009	1,637	4,111	3,932
General and administrative	3,495	2,825	8,179	7,599
Total stock-based compensation	$7,559	$6,335	$16,834	$15,200

A summary of stock option and restricted stock unit ("RSU") activity under all equity plans for the six months ended December 31, 2019 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	1,304,017	$60.33	6.94	$83,388	793,718	$98.38
Granted	294,940	133.05			249,501	133.06
Settled (RSUs)	—				(145,832)	86.98
Exercised	(42,486)	50.38			—
Cancelled / Forfeited	(13,425)	89.31			(70,539)	100.05
Outstanding at December 31, 2019	1,543,046	$74.25	7.04	$75,567	826,848	$109.98
Vested and exercisable at December 31, 2019	954,134	$54.84	5.99	$63,539	—
Vested and expected to vest as of December 31, 2019	1,477,252	$72.83	6.96	$74,227	775,531	$110.14

The weighted average grant-date fair value of RSUs granted was $119.76 and $105.71 during the three months ended December 31, 2019 and 2018, respectively. The weighted average grant-date fair value of RSUs granted was $133.06 and $114.94 during the six months ended December 31, 2019 and 2018, respectively. The total fair value of shares vested from RSU grants was $7.4 million and $15.1 million during the three months ended December 31, 2019 and 2018, respectively. The total fair value of shares vested from RSU grants was $17.9 million and $25.0 million during the six months ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the total future unrecognized compensation cost related to stock options was $13.5 million and is expected to be recorded over a weighted average period of 2.8 years.  At December 31, 2019, the total future unrecognized compensation cost related to RSUs was $42.3 million and is expected to be recorded over a weighted average period of 2.8 years.

The total intrinsic value of options exercised was $1.8 million and $0.7 million during the three months ended December 31, 2019 and 2018, respectively. The total intrinsic value of options exercised was $3.0 million and $6.8 million during the six months ended December 31, 2019 and 2018, respectively. We received cash proceeds from option exercises of $1.7 million and $0.4 million during the three months ended December 31, 2019 and 2018, respectively. We received cash proceeds from option exercises of $2.7 million and $4.5 million during the six months ended December 31, 2019 and 2018, respectively. We withheld taxes on vested RSUs of $2.7 million and $6.3 million during the three months ended December 31, 2019 and 2018, respectively. We withheld taxes on vested RSUs of $5.9 million and $9.6 million during the six months ended December 31, 2019 and 2018, respectively.

At December 31, 2019, common stock reserved for future issuance or settlement under equity compensation plans was 9.5 million shares.
Performance Awards
Beginning in fiscal 2019, we granted performance-based long-term incentive awards (“performance awards”) to certain of our executives, including our named executive officers. The performance period for each performance award is either of the following two-year periods: (i) fiscal year 2019 - fiscal year 2020, or (ii) fiscal year 2020 - fiscal year 2021.  Participants receive RSUs on the grant date associated with achievement of all performance targets. The performance targets for the performance awards are based on meeting at least ten percent growth in annual spend, defined as an estimate of the annualized value of our portfolio of term license arrangements, as of a specific date, and the performance goals set out in the executive bonus plan for each fiscal year, such as free cash flow. If the performance targets are met during one of the two performance periods and the participant remains actively employed by us, the RSUs convert to time-based vesting wherein fifty percent of the awards immediately vest, and the remaining fifty percent are subject to additional service vesting over a three-year period.  In general, if the performance targets are not met, or if the participant is no longer actively employed by us prior to the performance targets being met, the participant forfeits all of the RSUs.

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

As of December 31, 2019, we have granted 403,770 RSUs in connection with the performance awards.  As of December 31, 2019, all of the RSUs issued in connection with the performance awards were unvested and outstanding. No compensation expense was recognized during the three and six months ended December 31, 2019 and 2018.

On August 2, 2019, 60,680 RSUs in connection with the performance awards were forfeited associated with the departure of an executive.

Employee Stock Purchase Plan

On July 26, 2018, our Board of Directors approved the Aspen Technology, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which provides for the issuance of up to 250,000 shares of common stock to participating employees. The ESPP is intended to be a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, or the IRC.  The ESPP was approved at our Annual Meeting of Stockholders on December 7, 2018.  The ESPP currently provides for a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of the offering period. Our initial offering period was January 1, 2019 through June 30, 2019. During the six months ended December 31, 2019, our offering period was July 1, 2019 through December 31, 2019.

During the three and six months ended December 31, 2019, we recorded stock-based compensation expense of approximately $0.1 million and $0.2 million, respectively, associated with the ESPP. As of December 31, 2019, there were 229,807 shares of common stock available for issuance under the ESPP.

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

During the three and six months ended December 31, 2019, we repurchased 418,019 and 800,298 shares of our common stock in the open market for $50.0 million and $100.0 million, respectively. As of December 31, 2019, the total remaining value under the Share Repurchase Program was approximately $246.3 million.

Accumulated Other Comprehensive Income

As of December 31, 2019 and June 30, 2019, accumulated other comprehensive income was comprised of foreign currency translation adjustments of $1.0 million and $0.3 million, respectively.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$38,275	$59,217	$84,559	$97,282

Weighted average shares outstanding	68,114	70,428	68,277	70,708

Dilutive impact from:
Employee equity awards	730	720	813	892
Dilutive weighted average shares outstanding	68,844	71,148	69,090	71,600

Income per share
Basic	$0.56	$0.84	$1.24	$1.38
Dilutive	$0.56	$0.83	$1.22	$1.36

For the three and six months ended December 31, 2019 and 2018, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(Shares in Thousands)
Employee equity awards	698	867	691	812

Included in the table above are options to purchase 291,330 and 289,897 shares of our common stock during the three and six months ended December 31, 2019, respectively, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $121.67 per share to $137.99 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of December 31, 2019 and expire at various dates through October 5, 2029.

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

Our effective tax rate was 16.7% and 14.9% during the three and six months ended December 31, 2019, respectively, and 13.4% and 12.3% during the three and six months ended December 31, 2018, respectively. Our effective tax rate increased for the three and six months ended December 31, 2019 compared to the same period in 2018 due to the increase in estimated annual effective tax rate for the year as a result of the reduced FDII deduction in fiscal year 2020 compared to prior fiscal year. The FDII deduction is based on our taxable income as reported on our tax return, which was significantly higher in fiscal year 2019 compared to fiscal year 2020.

We recognized an income tax expense of $7.7 million and $14.8 million during the three and six months ended December 31, 2019, respectively, compared to $9.3 million and $13.6 million during the corresponding periods of the prior fiscal year. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, offset by the tax benefit from the release of uncertain tax positions due to the completion of the IRS audit. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

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

17. Commitments and Contingencies

Standby letters of credit for $2.2 million and $3.9 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2019 and June 30, 2019, respectively. The letters of credit expire at various dates through fiscal 2025.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2019
Segment revenue	$115,486	$9,246	$124,732
Segment expenses (1)	(57,718)	(8,933)	(66,651)
Segment profit	$57,768	$313	$58,081

Three Months Ended December 31, 2018
Segment revenue	$134,406	$6,017	$140,423
Segment expenses (1)	(53,732)	(7,634)	(61,366)
Segment profit (loss)	$80,674	$(1,617)	$79,057

Six Months Ended December 31, 2019
Segment revenue	$240,231	$18,592	$258,823
Segment expenses (1)	(116,040)	(17,514)	(133,554)
Segment profit	$124,191	$1,078	$125,269

Six Months Ended December 31, 2018
Segment revenue	$241,200	$13,392	$254,592
Segment expenses (1)	(107,258)	(15,203)	(122,461)
Segment profit (loss)	$133,942	$(1,811)	$132,131

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income; interest (expense); and other (expense) income, net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2019
	(Dollars in Thousands)

Total segment profit for reportable segments	$58,081	$79,057	$125,269	$132,131
General and administrative expense	(16,422)	(15,299)	(36,306)	(31,383)
Interest income	8,428	7,485	16,404	14,554
Interest (expense)	(3,161)	(2,164)	(6,161)	(3,978)
Other (expense) income, net	(997)	(578)	135	(451)
Income before income taxes	$45,929	$68,501	$99,341	$110,873

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
General and Administrative Expenses. General and administrative expenses include the costs of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs, such as outside professional and consultant fees, amortization of intangibles, and provision for bad debts.
Other Income and Expenses
Interest Income. Interest income is recorded for financing components under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). When a contract includes a significant financing component, we generally receive the majority of the customer consideration after the recognition of a substantial portion of the arrangement fee as license revenue. As a result, we decrease the amount of revenue recognized and increase interest income by a corresponding amount. Interest income also includes the accretion of interest on investments in short-term money market instruments.
Interest (Expense). Interest (expense) is primarily related to our Amended and Restated Credit Agreement.
Other (Expense) Income, Net. Other (expense) income, net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.
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

We estimate that annual spend grew by approximately 3.0% during the second quarter of fiscal 2020, from $548.1 million at September 30, 2019 to $564.4 million at December 31, 2019, and by approximately 4.3% during the first six months of fiscal 2020, from $541.0 million at June 30, 2019.

Total Contract Value

Total Contract Value ("TCV") is the aggregate value of all payments received or to be received under all active term license agreements, including maintenance and escalation. TCV was $2.6 billion as of June 30, 2019. TCV is an annual metric and will be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Bookings

Bookings is the total value of customer term license contracts signed in the current period, less the value of such contracts signed in the current period where the initial licenses are not yet deemed delivered, plus term license contracts signed in a previous period for which the initial licenses are deemed delivered in the current period

Bookings decreased from $154.8 million during the three months ended December 31, 2018 to $112.3 million during the three months ended December 31, 2019 related to the timing of renewals as compared to the corresponding period of the prior fiscal year. Bookings decreased from $250.9 million during the six months ended December 31, 2018 to $247.2 million during the six months ended December 31, 2019.

Free Cash Flow

We use a non-GAAP measure of free cash flow to analyze cash flows generated from our operations. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives or to repay borrowings under the Amended and Restated Credit Agreement, and it is a basis for comparing our performance with that of our competitors. The presentation of free cash flow is not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) payments for capitalized computer software costs, and (c) other nonrecurring items, such as acquisition related payments.

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	Six Months Ended December 31,
	2019	2018
	(Dollars in Thousands)
Net cash provided by operating activities	$62,207	$63,097
Purchases of property, equipment, and leasehold improvements	(968)	(180)
Payments for capitalized computer software costs	(70)	(189)
Acquisition related payments	1,264	12
Free cash flows (non-GAAP)	$62,433	$62,740

Total free cash flow on a non-GAAP basis decreased by $0.3 million during the six months ended December 31, 2019 as compared to the same period of the prior fiscal year primarily due to changes in working capital. See additional commentary in the "Liquidity and Capital Resources" section below.

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

The following table presents our net income, as adjusted for stock-based compensation expense, amortization of intangibles, and other items, such as the impact of acquisition related fees, for the indicated periods:

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
GAAP income from operations	$41,659	$63,758	$(22,099)	(34.7)%	$88,963	$100,748	$(11,785)	(11.7)%
Plus:
Stock-based compensation	7,559	6,335	1,224	19.3%	16,834	15,200	1,634	10.8%
Amortization of intangibles	1,682	1,156	526	45.5%	2,877	2,223	654	29.4%
Acquisition related fees	(40)	—	(40)	(100.0)%	78	(7)	85	(1,214.3)%
Non-GAAP income from operations	$50,860	$71,249	$(20,389)	(28.6)%	$108,752	$118,164	$(9,412)	(8.0)%

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2019 and 2018

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Increase / (Decrease) Change	Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	%	2019	2018	%
	(Dollars in Thousands)
Revenue:
License	$70,196	$93,368	(24.8)%	$151,367	$157,123	(3.7)%
Maintenance	45,290	41,038	10.4%	88,864	84,077	5.7%
Services and other	9,246	6,017	53.7%	18,592	13,392	38.8%
Total revenue	124,732	140,423	(11.2)%	258,823	254,592	1.7%
Cost of revenue:
License	2,009	1,819	10.4%	3,669	3,484	5.3%
Maintenance	4,584	5,286	(13.3)%	9,561	9,279	3.0%
Services and other	8,933	7,634	17.0%	17,514	15,203	15.2%
Total cost of revenue	15,526	14,739	5.3%	30,744	27,966	9.9%
Gross profit	109,206	125,684	(13.1)%	228,079	226,626	0.6%
Operating expenses:
Selling and marketing	28,500	26,310	8.3%	57,692	53,122	8.6%
Research and development	22,625	20,317	11.4%	45,118	41,373	9.1%
General and administrative	16,422	15,299	7.3%	36,306	31,383	15.7%
Total operating expenses	67,547	61,926	9.1%	139,116	125,878	10.5%
Income from operations	41,659	63,758	(34.7)%	88,963	100,748	(11.7)%
Interest income	8,428	7,485	12.6%	16,404	14,554	12.7%
Interest (expense)	(3,161)	(2,164)	46.1%	(6,161)	(3,978)	54.9%
Other (expense) income, net	(997)	(578)	72.5%	135	(451)	(129.9)%
Income before income taxes	45,929	68,501	(33.0)%	99,341	110,873	(10.4)%
Provision for income taxes	7,654	9,284	(17.6)%	14,782	13,591	8.8%
Net income	$38,275	$59,217	(35.4)%	$84,559	$97,282	(13.1)%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(% of Revenue)
Revenue:
License	56.3%	66.5%	58.5%	61.7%
Maintenance	36.3	29.2	34.3	33.0
Services and other	7.4	4.3	7.2	5.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.6	1.3	1.4	1.4
Maintenance	3.7	3.8	3.7	3.6
Services and other	7.2	5.4	6.8	6.0
Total cost of revenue	12.4	10.5	11.9	11.0
Gross profit	87.6	89.5	88.1	89.0
Operating expenses:
Selling and marketing	22.8	18.7	22.3	20.9
Research and development	18.1	14.5	17.4	16.3
General and administrative	13.2	10.9	14.0	12.3
Total operating expenses	54.2	44.1	53.7	49.4
Income from operations	33.4	45.4	34.4	39.6
Interest income	6.8	5.3	6.3	5.7
Interest (expense)	(2.5)	(1.5)	(2.4)	(1.6)
Other (expense) income, net	(0.8)	(0.4)	0.1	(0.2)
Income before income taxes	36.8	48.8	38.4	43.5
Provision for income taxes	6.1	6.6	5.7	5.3
Net income	30.7%	42.2%	32.7%	38.2%

Revenue

Total revenue decreased by $(15.7) million during the three months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year. The decrease of $(15.7) million during the three months ended December 31, 2019 was comprised of an decrease in license revenue of $(23.2) million, partially offset by an increase in maintenance revenue of $4.3 million and an increase in services and other revenue of $3.2 million, as compared to the corresponding period of the prior fiscal year.

Total revenue increased by $4.2 million during the six months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year. The increase of $4.2 million during the six months ended December 31, 2019 was comprised of an increase in maintenance revenue of $4.8 million and an increase in services and other revenue of $5.2 million, partially offset by a decrease in license revenue of $(5.8) million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
License revenue	$70,196	$93,368	$(23,172)	(24.8)%	$151,367	$157,123	$(5,756)	(3.7)%
As a percent of total revenue	56.3%	66.5%			58.5%	61.7%

The period-over-period decrease of $(23.2) million and $(5.8) million in license revenue during the three and six months ended December 31, 2019, respectively, was primarily attributable to a decrease in bookings related to the timing of renewals as compared to the corresponding period of the prior fiscal year.

Maintenance Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Maintenance revenue	$45,290	$41,038	$4,252	10.4%	$88,864	$84,077	$4,787	5.7%
As a percent of total revenue	36.3%	29.2%			34.3%	33.0%

The period-over-period increase of $4.3 million and $4.8 million in maintenance revenue during the three and six months ended December 31, 2019, respectively, was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

Services and Other Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Services and other revenue	$9,246	$6,017	$3,229	53.7%	$18,592	$13,392	$5,200	38.8%
As a percent of total revenue	7.4%	4.3%			7.2%	5.3%

We recognize professional services revenue for our time-and-materials ("T&M") contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Services and other revenue increased $3.2 million and $5.2 million during the three and six months ended December 31, 2019, respectively, as compared to the corresponding period of the prior fiscal year primarily due to the timing and volume of professional services engagements.

Cost of Revenue

Cost of License Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Cost of license revenue	$2,009	$1,819	$190	10.4%	$3,669	$3,484	$185	5.3%
As a percent of license revenue	2.9%	1.9%			2.4%	2.2%

Cost of license revenue increased $0.2 million for the three and six months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year primarily due to increased amortization of intangible assets from acquisitions. License gross profit margin remained consistent at 97.1% and 98.1% for the three months ended December 31, 2019 and 2018, respectively, and 97.6% and 97.8% for the six months ended December 31, 2019 and 2018, respectively, due to the low cost of license revenue.

Cost of Maintenance Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$4,584	$5,286	$(702)	(13.3)%	$9,561	$9,279	$282	3.0%
As a percent of maintenance revenue	10.1%	12.9%			10.8%	11.0%

Cost of maintenance revenue decreased $(0.7) million and increased $0.3 million for the three and six months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year primarily due changes in compensation costs related to headcount. Maintenance gross profit margin was 89.9% and 87.1% for the three months ended December 31, 2019 and 2018, respectively, and 89.2% and 89.0% for the six months ended December 31, 2019 and 2018, respectively.

Cost of Services and Other Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$8,933	$7,634	$1,299	17.0%	$17,514	$15,203	$2,311	15.2%
As a percent of services and other revenue	96.6%	126.9%			94.2%	113.5%

Cost of services and other revenue increased $1.3 million for the three months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year primarily due to higher cost of delivering professional services to support the corresponding increase in revenue during the period. Gross profit margin on services and other revenue was 3.4% and (26.9)% for the three months ended December 31, 2019 and 2018, respectively.

Cost of services and other revenue increased $2.3 million for the six months ended December 31, 2019 as compared to the corresponding period of the prior fiscal year primarily due to higher cost of delivering professional services to support the corresponding increase in revenue during the period. Gross profit margin on services and other revenue was 5.8% and (13.5)% for the six months ended December 31, 2019 and 2018, respectively.

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Gross Profit

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Gross profit	$109,206	$125,684	$(16,478)	(13.1)%	$228,079	$226,626	$1,453	0.6%
As a percent of revenue	87.6%	89.5%			88.1%	89.0%
For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue," "Cost of Maintenance Revenue," and “Cost of Services and Other Revenue” sections above.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Selling and marketing expense	$28,500	$26,310	$2,190	8.3%	$57,692	$53,122	$4,570	8.6%
As a percent of total revenue	22.8%	18.7%			22.3%	20.9%

The period-over-period increase of $2.2 million in selling and marketing expense during the three months ended December 31, 2019 was primarily attributable to higher compensation costs of $2.3 million related to an increase in headcount and higher stock-based compensation of $0.3 million, partially offset by lower commissions of $0.2 million.

The period-over-period increase of $4.6 million in selling and marketing expense during the six months ended December 31, 2019 was primarily attributable to higher compensation costs of $4.1 million related to an increase in headcount and higher stock-based compensation of $0.6 million. Contributing partially to the increase in compensation costs is acquired headcount from acquired businesses.

Research and Development Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Research and development expense	$22,625	$20,317	$2,308	11.4%	$45,118	$41,373	$3,745	9.1%
As a percent of total revenue	18.1%	14.5%			17.4%	16.3%

The period-over-period increase of $2.3 million in research and development expense during the three months ended December 31, 2019 was primarily attributable to higher compensation costs of $1.6 million related to an increase in headcount and higher stock-based compensation of $0.5 million.

The period-over-period increase of $3.7 million in research and development expense during the six months ended December 31, 2019 was primarily attributable to higher compensation costs of $3.1 million related to an increase in headcount and higher stock-based compensation of $0.3 million. Contributing partially to the increase in compensation costs is acquired headcount from acquired businesses.

General and Administrative Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
General and administrative expense	$16,422	$15,299	$1,123	7.3%	$36,306	$31,383	$4,923	15.7%
As a percent of total revenue	13.2%	10.9%			14.0%	12.3%

The period-over-period increase of $1.1 million in general and administrative expense during the three months ended December 31, 2019 was primarily attributable to higher compensation costs of $0.5 million related to an increase in headcount and higher stock-based compensation of $0.3 million.

The period-over-period increase of $4.9 million in general and administrative expense during the six months ended December 31, 2019 was primarily attributable to higher compensation costs of $1.3 million related to an increase in headcount, higher stock-based compensation of $0.2 million, and higher professional fees of $1.6 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Interest income	$8,428	$7,485	$943	12.6%	$16,404	$14,554	$1,850	12.7%
As a percent of total revenue	6.8%	5.3%			6.3%	5.7%

The period-over-period increase of $0.9 million and $1.9 million in interest income during the three and six months ended December 31, 2019, respectively, was a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Interest (Expense)

	Three Months Ended December 31,		(Increase) / Decrease Change		Six Months Ended December 31,		(Increase) / Decrease Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Interest (expense)	$(3,161)	$(2,164)	$(997)	46.1%	$(6,161)	$(3,978)	$(2,183)	54.9%
As a percent of total revenue	(2.5)%	(1.5)%			(2.4)%	(1.6)%

The period-over-period increase of $(1.0) million and $(2.2) million in interest (expense) during the three and six months ended December 31, 2019, respectively, was primarily due to interest expenses related to an increase in borrowings under our Amended and Restated Credit Agreement.

Other (Expense) Income, Net

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		(Increase) / Decrease Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Other (expense) income, net	$(997)	$(578)	$(419)	72.5%	$135	$(451)	$586	(129.9)%
As a percent of total revenue	(0.8)%	(0.4)%			0.1%	(0.2)%

Other (expense) income, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.
During the three months ended December 31, 2019 and 2018, other (expense), net was comprised of $(1.0) million and $(0.6) million of currency losses, respectively.

During the six months ended December 31, 2019 and 2018, other income (expense), net was comprised of $0.2 million and $(0.5) million of currency gains (losses), respectively.

Provision for Income Taxes

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Provision for income taxes	$7,654	$9,284	$(1,630)	(17.6)%	$14,782	$13,591	$1,191	8.8%
Effective tax rate	16.7%	13.4%			14.9%	12.3%

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

Our effective tax rate was 16.7% and 14.9% during the three and six months ended December 31, 2019, respectively, and 13.4% and 12.3% during the three and six months ended December 31, 2018, respectively. Our effective tax rate increased for the three and six months ended December 31, 2019 compared to the same period in 2018 due to the increase in estimated annual effective tax rate for the year as a result of the reduced FDII deduction in fiscal year 2020 compared to prior fiscal year. The FDII deduction is based on our taxable income as reported on our tax return, which was significantly higher in fiscal year 2019 compared to fiscal year 2020.

We recognized an income tax expense of $7.7 million and $14.8 million during the three and six months ended December 31, 2019, respectively, compared to $9.3 million and $13.6 million during the corresponding periods of the prior fiscal year. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items, offset by the tax benefit from the release of uncertain tax positions due to the completion of the IRS audit. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of December 31, 2019, our principal capital resources consisted of $80.5 million in cash and cash equivalents.

We believe our existing cash and cash equivalents, together with our cash flows from operating activities, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to raise additional funds if we decide to make one or more acquisitions of businesses, technologies or products. If additional funding for such purposes is required beyond existing resources and our Amended and Restated Credit Agreement described below, we may not be able to effect a receivable, equity or debt financing on terms acceptable to us or at all.

Credit Agreement

In December 2019, we entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, which amends and restates the Credit Agreement we entered into as of February 26, 2016, provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

As of December 31, 2019, we had $29.2 million and $320.0 million in outstanding borrowings on our revolving credit facility and term loan facility, respectively. Our current borrowings of $45.2 million consist of $29.2 million of the revolving credit facility and $16.0 million of the term loan facility. Our non-current borrowings of $300.0 million consist of $304.0 million of our term loan facility, net of $4.0 million in debt issuance costs. We had $220.0 million in outstanding current borrowings as of June 30, 2019.

For a more detailed description of the Amended and Restated Credit Agreement, see Note 12, "Credit Agreement," to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $1.0 million consisted of money market funds as of December 31, 2019. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended December 31,
	2019	2018
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$62,207	$63,097
Investing activities	(75,257)	(369)
Financing activities	21,708	(103,811)
Effect of exchange rates on cash balances	(98)	(654)
Increase (decrease) in cash and cash equivalents	$8,560	$(41,737)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $62.2 million during the six months ended December 31, 2019. This amount resulted from net income of $84.6 million, adjusted for non-cash items of $25.9 million and net uses of cash of $(48.2) million related to changes in working capital.

Non-cash items during the six months ended December 31, 2019 consisted primarily of right-of-use asset amortization of $3.3 million, stock-based compensation expense of $16.8 million, depreciation and amortization expense of $4.5 million, net foreign currency gains of $(0.2) million, and provision for bad debts of $1.3 million.

Cash used by working capital of $(48.2) million during the six months ended December 31, 2019 was primarily attributable to cash used by decreases in accounts payable, accrued expenses and other current liabilities of $23.1 million, decreases in lease liabilities of $3.4 million, increases in prepaid expenses, prepaid income taxes, and other assets of $1.8 million, increases in contract assets of $22.5 million, increases in accounts receivable of $4.5 million, and increases in contract costs of $0.8 million, partially offset by cash provided by increases in deferred revenue of $7.9 million.

Investing Activities

During the six months ended December 31, 2019, we used $75.3 million of cash for investing activities. We used $74.2 million for business acquisitions and $1.0 million for capital expenditures.

Financing Activities

Cash from financing activities provided $21.7 million of cash during the six months ended December 31, 2019. This amount resulted from $129.2 million of proceeds from debt and $2.7 million from the exercise of employee stock options, partially offset by $100.9 million of cash used for repurchases of our common stock, $5.9 million of cash used for withholding taxes on vested and settled restricted stock units, and $3.5 million of cash used for payments of debt issuance costs.

Contractual Obligations

Standby letters of credit for $2.2 million and $3.9 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2019 and June 30, 2019, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended December 31, 2019 and 2018, 7.8% and 17.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2019 and 2018, 6.6% and 12.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and six months ended December 31, 2019 and 2018. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, and Japanese Yen.

During the three months ended December 31, 2019 and 2018, we recorded $(1.0) million and $(0.6) million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $0.2 million and $1.6 million for the three months ended December 31, 2019 and 2018, respectively.

During the six months ended December 31, 2019 and 2018, we recorded $0.2 million and $(0.5) million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $0.7 million and $2.1 million for the six months ended December 31, 2019 and 2018, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at December 31, 2019 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of December 31, 2019, we had $29.2 million and $320.0 million in outstanding borrowings on our revolving credit facility and term loan facility, respectively. Our current borrowings of $45.2 million consist of $29.2 million of the revolving credit facility and $16.0 million of the term loan facility. Our non-current borrowings of $300.0 million consist of $304.0 million of our term loan facility, net of $4.0 million in debt issuance costs. A hypothetical 100 basis point increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

b)    Management's Plan to Remediate the Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, we began implementing a remediation plan to address the material weakness mentioned above. During the six months ended December 31, 2019, management has enhanced our risk assessment process over the design and implementation of internal controls included in new and emerging financial reporting matters.  We have also performed an updated risk assessment of revenue controls and have identified and designed enhanced review controls over the accounting for revenue contracts under ASC Topic 606, including the use of additional reporting tools and additional reconciliation controls. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

c)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our leasing controls resulting from the adoption of Topic 842 as described in Note 2, "Significant Accounting Policies," to our Unaudited Consolidated Financial Statements. Although the new leasing standard did not have a material impact on our operating results or cash flows, it did have a material impact on our consolidated balance sheet and disclosures.  We performed a risk assessment and implemented changes to our processes related to lease accounting and the control activities within them. These included the development of new guidelines based on the requirements of Topic 842, including new training, identification of new leases and modification of leases, ongoing contract review, periodic review of discount rates, and gathering information provided for disclosures. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

During the three months ended December 31, 2019 and 2018, 7.8% and 17.7% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2019 and 2018, 6.6% and 12.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian dollar and Japanese Yen against the U.S. dollar. During the three and six months ended December 31, 2019 and 2018, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2019 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

October 1 to 31, 2019	151,257	$118.78	151,257
November 1 to 30, 2019	131,054	$119.20	131,054
December 1 to 31, 2019	135,708	$120.93	135,708
Total	418,019	$119.61	418,019	$246,293,370

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

(2)         As of December 31, 2019, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 35,818,024.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of December 31, 2019, the total remaining value under the Share Repurchase Program was approximately $246.3 million.

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
X

10.1	Amended and Restated Credit Agreement dated as of December 23, 2019, among Aspen Technology, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and Citibank N.A., Citizens Bank, N.A., TD Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents		8-K	December 23, 2019	10.1

10.2	Letter agreement dated August 2, 2019 between Aspen Technology, Inc. and Gary M. Weiss		8-K	August 8, 2019	10.1

10.3	Aspen Technology, Inc. FY20 Executive Bonus Plan		8-K	July 26, 2019	10.1

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspen Technology, Inc.

Date: January 29, 2020	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2020	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)