Form 10-K
period 2020-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2020-12-09
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of December 31, 2019, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $7,351,100,942 based on a total of 60,788,067 shares of common stock held by non-affiliates and on a closing price of $120.93 on December 31, 2019 for the common stock as reported on The NASDAQ Global Select Market.
There were 67,780,992 shares of common stock outstanding as of December 2, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement related to its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

____________________________________________

Our registered trademarks include aspenONE and Aspen Plus. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.
Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2020" refers to the year ended June 30, 2020).

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
PART I
Item 1.    Business.
Overview
We are a global leader in asset optimization software that optimizes asset design, operations and maintenance in complex, industrial environments. We combine decades of process modeling and operations expertise with big data, artificial intelligence, and advanced analytics. Our purpose-built software improves the competitiveness and profitability of our customers by increasing throughput, energy efficiency, and production levels, reducing unplanned downtime, plant emissions, and safety risks, enhancing capital efficiency, and decreasing working capital requirements over the entire asset lifecycle to support operational excellence.
Our software incorporates our proprietary mathematical and empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process and other capital-intensive industries for over 35 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. We are a recognized market and technology leader in providing process optimization and asset performance management software for each of these business areas.
We have established sustainable competitive advantages based on the following strengths:
•Innovative products that can enhance our customers' profitability and productivity;
•Long-term customer relationships;
•Large installed base of users of our software; and
•Long-term license contracts.
We have approximately 2,400 customers globally. Our customers consist of companies engaged in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, food and beverage, transportation, power, metals and mining, pulp and paper, and consumer packaged goods.
Industry Background
The process manufacturing industries consist of companies that typically manufacture finished products by applying a controlled chemical process either to a raw material that is fed continuously through the plant or to a specific batch of raw material.

Process industry characteristics and dynamics are complex and the scale of operation is very large; therefore, any small improvement in the high-volume feedstocks used, or to the chemical process applied, can have a significant impact on the efficiency and cost-effectiveness of manufacturing operations. As a result, process manufacturers, as well as the engineering and construction firms that partner with these manufacturers, have extensive technical requirements and need sophisticated, integrated software to help design, operate and maintain complex manufacturing assets. The unique characteristics associated with process manufacturing create special demands for business applications that frequently exceed the capabilities of generic or non-process manufacturing software packages.
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

•
Companies engaged in Oil and Gas Production and Processing produce and gather oil and natural gas from well heads, clean it, process it, and separate it into oil, dry natural gas, and natural gas liquids in preparation for transport to downstream markets. The processing capacity of oil and gas processing plants in North America has increased significantly in recent years to process the oil and gas extracted from shale deposits.

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
Evolving Workforce. Process companies must adapt to the changing nature of the technical workforce. A generation of highly experienced plant operators and engineers is nearing retirement. New entrants to the workforce must be able to effectively leverage organization knowledge to become productive with far fewer years of experience.
Market Opportunity
Process industries have been focusing on digital transformation initiatives to improve productivity for more than 40 years. In the 1980s, process manufacturers implemented distributed control systems, or DCS, to automate the management of plant hardware. DCS use computer hardware, communication networks and industrial instruments to measure, record and automatically control process variables. In the 1990s, these manufacturers adopted enterprise resource planning, or ERP, systems to streamline back office functions and interact with DCS. These systems allowed process manufacturers to track, monitor and report the performance of each plant, rather than rely on traditional paper and generic desktop spreadsheets.
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
As digital transformation initiatives were extended to each aspect of asset operations, the opportunity to optimize across the full asset lifecycle came into focus. Asset optimization software focuses on the optimum design, operation, and maintenance of the manufacturing process; how the design is optimized for optimum operations and reliability, how the process is operated for optimal economic, safety, and sustainable performance, and how the design and operations impact the longevity and reliability of the equipment. By connecting DCS and ERP systems with intelligent applications, asset optimization software allows a manufacturer to make faster economic decisions, resulting in safer, greener, and more reliable asset operations. Examples of how asset optimization software can optimize a manufacturing environment include incorporating process manufacturing domain knowledge, supporting real-time decision making, predicting equipment failure, and providing the ability to respond and adapt to operational changes. Furthermore, these solutions can optimize the supply chain by helping a manufacturer to understand the operating conditions in each plant, enabling more efficient and optimized production decisions.
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
aspenONE Solutions
We provide integrated asset optimization software solutions designed and developed specifically for the process and other capital-intensive industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating and maintenance costs, increasing reliability, enhancing capital efficiency, enabling collaboration among different functions, increasing safety, reducing risk, and decreasing working capital requirements. Our aspenONE solutions are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management (APM):

Engineering. Our engineering software is used to develop process designs of new plants, re-vamp existing plants, and simulate and optimize existing processes. Through the use of advanced modeling technologies our engineering software can create digital twins of plant process and equipment that are used to troubleshoot and fine tune plant performance.
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
Our aspenONE licensing model is primarily a subscription offering under which customers receive access to all the products within the aspenONE suite(s) they license, including the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suite. This affords customers the ability to use our software whenever required and to experiment with different applications to best solve whatever critical business challenges they face.
We offer customer support, professional services and training services to our customers. Under our aspenONE licensing model, software maintenance and support is included for the term of the arrangement. Professional services are offered to customers as a means to further implement and extend our technology across their corporations.
The key benefits of our aspenONE solutions include:
Broad and comprehensive software suites. We believe that we offer the most comprehensive suites of software applications addressing the engineering, manufacturing and supply chain and maintenance requirements of process manufacturers. While some competitors offer solutions in one or two principal business areas, no other vendor can match the breadth of our aspenONE offerings. In addition, we have developed an extensive array of software applications that address extremely specific and complex industry and end user challenges, such as feedstock selection, dynamic optimization of plant assets, and production planning and scheduling for petroleum and chemicals companies.
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
Flexible commercial model. Our aspenONE subscription licensing model provides a customer with access to all of the applications within and across the aspenONE suite(s) that the customer licenses, including the right to any new unspecified future software products and updates that may be introduced into the licensed aspenONE software suites. The customer can change or alternate the use of multiple applications in a licensed suite through the use of exchangeable units of measurement, or tokens, licensed in quantities determined by the customer. This enables the customer to use those applications whenever required and to experiment with different applications to best solve whatever critical business challenges the customer faces. The customer can easily increase its usage of our software as their business requirements evolve.
Our Competitive Strengths
In addition to the breadth and depth of our integrated aspenONE software and the flexibility of our aspenONE licensing model, we believe our key competitive advantages include the following:
Industry-leading innovation based on substantial process industry expertise. For over 35 years, our significant investment in research and development has led to a number of major process engineering advances considered to be industry-standard applications. Our development organization is comprised of software engineers, chemical engineers and data scientists. This combination of expertise has been essential to the development of leading products embedded with chemical engineering principles, optimization and machine learning algorithms, analytics, and the process industries’ workflows and best practices. We recently embarked on a strategy to embed artificial intelligence within our products and solutions to support decision making and drive better results.

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
Growth Strategy
We seek to maintain and extend our position as a leading global provider of process optimization software and related services to the process industries. We have introduced a new strategy to evolve our scope of optimization from the process units in a plant to the process and the equipment in the plant or entire asset. We have expanded our reach in optimization from conceptualization and design, operations, and supply chain to the maintenance aspects of the plant. We plan to continue to build on our expertise in process optimization, our installed base, and long-term customer relationships to further expand our reach in the maintenance area of the plant. By focusing on asset optimization, we will be able to optimize the design and operations of a plant considering the performance and constraints of process equipment so as to optimize the full asset lifecycle. Our primary growth strategy is to expand organically within our core verticals by leveraging our market leadership position and driving increased usage and product adoption of the broad capabilities in our aspenONE offerings. Additionally, we seek acquisitions to accelerate our overall growth in the design and operations of the process, and acquisitions that will expand our maintenance solution to deliver asset optimization. To accomplish these goals, we will pursue the following activities:
Continue to provide innovative, market-leading solutions. Our most recent product introduction, Aspen Enterprise Insights (AEI), allows our customers to build enterprise applications that drive insights in a collaborative workflow. AEI leverages information from across the enterprise to create insights and value for our customers.  We continue to research innovation that will transform the experience of our users with our products. We are researching ways to enhance our historical capabilities founded on first-principles of engineering with artificial intelligence capabilities to create a new generation of products that will deliver hybrid modeling functionality to create products that are more accurate in their predictions and model previously difficult to model areas of a process. These capabilities will require a cloud infrastructure for deployment in hybrid environments, edge or cloud, to support the ingestion of large amounts of data and high performance computing. The aggregation of the capabilities acquired through the Rt-Tech, Mnubo and Sabisu acquisitions will support the delivery of the cloud infrastructure. AEI will sit on top of the edge connectivity and cloud capabilities that will be in the future cloud infrastructure offering. Our next software release will begin the introduction of these capabilities. We expect software releases, including these capabilities, will continue for the foreseeable future as we enhance the product capabilities that our customers are accustomed to. In addition, our Aspen Mtell product recently received another award for "Technology Excellence in AI Manufacturing" from the Singapore Business Review, following the award received for "Best Asset Performance Monitoring" from Hydrocarbon Processing magazine.
Further penetrate existing customer base. We have an installed base of approximately 2,400 customers. Many of our customers only use a fraction of our products. We work with our customers to identify ways in which they can improve their business performance by using the entire licensed suite of aspenONE solutions, both at an individual user level and across all of their plant locations. Our customers are segmented based on their size and complexity. Our large complex customers are serviced by our Field Sales organization, while our other customers are serviced by our inside sales group. Additionally, we regularly enhance our products to make them easier to use and seek to increase productivity of users by offering more integrated workflows.
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
Asset Performance Management expansion. In fiscal 2017, we introduced a new suite of products focused on improving the reliability of our customers’ assets and equipment using a combination of machine learning, data science and process modeling together with historical and real time asset and equipment data. We have increased our investment in the research and development, sales and marketing, and channel sales functions to build out the capabilities that will enable us to grow this new business area and deliver value for our customers. In addition, we target additional capital-intensive industries with the APM functionality that we refer to as the global economy industries. These include metals and mining, power, pulp and paper, pharmaceutical, and food and beverage.

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
Aspen Cloud Connect
Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific operational business processes in each industry. As of June 30, 2020, we had a total of 626 employees in our research and development group, which is comprised of product management, software development and quality assurance. Research and development expenses were $92.2 million in fiscal 2020, $83.1 million in fiscal 2019 and $82.1 million in fiscal 2018.
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
We have established channel relationships with select companies that we believe can help us pursue opportunities in adjacent target markets. We also license our software products to universities that agree to use our products in teaching and research. We believe that students' familiarity with our products will stimulate future demand once the students enter the workplace.

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
Our overall sales force, which consists of sales account managers, technical sales personnel, indirect-channel personnel, inside sales personnel, and marketing personnel, consisted of 503 employees as of June 30, 2020.
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
We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer's location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. We have also introduced a wide range of online computer-based training courses offering customers on-demand training in basic and advanced features of our products directly from within the products. As of June 30, 2020, we had a total of 293 employees in our customer support, professional services and training groups.
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
Employees
As of June 30, 2020, we had a total of approximately 1,710 full-time employees, of whom 821 were located in the United States. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries labor unions or workers’ councils may represent some of our employees. We have experienced no work stoppages and believe that our employee relations are satisfactory.

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
Many countries have imposed restrictions on travel and public assembly and closed schools and businesses in order to slow the spread of the SARS-CoV-2 virus and associated COVID-19 disease. These governmental restrictions and related private sector responses have adversely affected the business operations of some of our customers and resulted in a slowdown in closing some customer contracts and, to a lesser extent, a delay in customer payments in the last four months of the fiscal year ended June 30, 2020. While the measures instituted in response to COVID‑19 are expected to be temporary, the duration of the business disruptions and related operational and financial impact on our customers and us cannot be estimated with certainty at this time. The adverse effects on the economies and financial markets of many countries and markets may result in an economic downturn and changes in global economic policy that could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition, including on our ability to collect accounts receivable. Our business may also be harmed if our employees are not able to perform services for customers on-site due to travel restrictions or facility closings.
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
In addition, worldwide economic downturns and pricing pressures experienced by energy, chemical, engineering and construction, and other capital-intensive industries have led to consolidations and reorganizations. In particular, we believe that the drop in demand for oil due to the COVID-19 pandemic, compounded by the excess supply arising from producers’ failure to agree on production cuts, impacted and may continue to impact the operating levels and capital spending of certain of our customers. This has resulted in, and could continue to result in, less predictable and lower demand for our products and services. Any such adverse environmental, safety or health incident, change in regulatory standards, or economic downturn that affects the capital-intensive industries, including continued challenges and uncertainty among customers whose business is adversely affected by volatility in oil prices, a shift to a greater percentage of renewable energy sources such as wind and solar, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.
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

Customer demand for our products is linked to the strength of the global economy. If weakness in the global economy persists, many customers, including those whose businesses are negatively impacted by lower oil prices, or the COVID-19 pandemic generally, may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition or reduced use of our products by our customers. We will lose revenue if demand for our products is reduced because potential customers experience weak or deteriorating economic conditions, catastrophic environmental or other events, and our business, results of operations, financial condition and cash flow from operations would likely be adversely affected.
The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States.
As of June 30, 2020, we operated in 33 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.
Customers outside the United States accounted for the majority of our total revenue during the fiscal years ended June 30, 2020, 2019 and 2018. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

•
unexpected changes in regulatory or environmental requirements, tariffs and other barriers, including, for example, international trade disputes, changes in climate regulations, sanctions or other regulatory restrictions imposed by the United States or foreign governments; and the effects of the United Kingdom European Union membership referendum in June 2016 and the subsequent withdrawal process initiated in March 2017; pursuant to which the United Kingdom ceases to be a European Union member;

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
During fiscal 2020, 2019 and 2018, 6.6%, 10.1% and 9.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar. During fiscal 2020, 2019 and 2018, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.
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
We also lease approximately 69,000 square feet in Houston, Texas to accommodate sales, services and product development functions. In addition to our Bedford and Houston locations, we lease office space in the United Kingdom, Shanghai, Mexico City, Singapore, Beijing, Pune, Moscow, Tokyo, and Bahrain, to accommodate sales, services and product development functions.
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
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock currently trades on The NASDAQ Global Select Market under the symbol "AZPN." The closing price of our common stock on June 30, 2020 was $103.61.
Holders
On November 25, 2020, there were 319 holders of record of our common stock. The number of record holders does not include persons who held common stock in nominee or "street name" accounts through brokers.
Dividends
We have never declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. In December 2019, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and the lenders and co-documentation agents named therein (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, which amends and restates the Credit Agreement we entered into as of February 26, 2016 with the same lenders (the “Prior Credit Agreement”), provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. The Amended and Restated Credit Agreement restricts us from declaring or paying dividends in cash on our capital stock if our Leverage Ratio is in excess of 2.75 to 1.00 (refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Agreement” and Note 12, "Credit Agreement," to our Consolidated Financial Statements for further discussion of the Amended and Restated Credit Agreement). Our Leverage Ratio is below 2.75 to 1.00 as of June 30, 2020. Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.
Purchases of Equity Securities by the Issuer
As of June 30, 2020, the total number of shares of common stock repurchased since November 1, 2010 under all programs approved by the Board of Directors was 36,270,015 shares.
On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million worth of our common stock. On April 26, 2016, June 8, 2017, April 18, 2018, December 6, 2018, and April 17, 2019, the Board of Directors approved a $400.0 million, $200.0 million, $200.0 million, $100.0 million, and $200.0 million increase in the Share Repurchase Program, respectively. On July 22, 2020, our Board of Directors approved a new share repurchase program (the "New Share Repurchase Program") for up to $200.0 million worth of our common stock, and terminated the Share Repurchase Program. Under the New Share Repurchase Program, purchases can be made from time to time using a variety of methods, which may include open market purchases, accelerated buyback programs, and others. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the United States and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to predetermined metrics set forth in such plan. The Board of Directors' authorization of the New Share Repurchase Program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.
During the first nine months of fiscal 2020, we repurchased 1,252,289 shares of our common stock in the open market for $150.0 million. We did not repurchase shares of our common stock during the fourth quarter of fiscal 2020. During fiscal 2019, we repurchased 3,074,127 shares of our common stock in the open market for $300.0 million. During fiscal 2018, we repurchased 2,797,623 shares of our common stock in the open market for $200.0 million.
As of June 30, 2020, the total remaining value under the Share Repurchase Program was approximately $196.3 million.

Item 6.    Selected Financial Data.

The following tables present selected consolidated financial data for Aspen Technology, Inc. The consolidated statements of operations data set forth below for fiscal 2020, 2019 and 2018 and the consolidated balance sheets data as of June 30, 2020 and 2019, are derived from our consolidated financial statements included beginning on page F-1 of this Form 10-K. The consolidated statements of operations data for fiscal 2017 and 2016 and the consolidated balance sheet data as of June 30, 2018, 2017, and 2016 are derived from our consolidated financial statements that are not included in this Form 10-K. The data presented below should be read in conjunction with our consolidated financial statements and accompanying notes beginning on page F-1 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our historical results should not be viewed as indicative of results expected for any future period.
As a result of the adoption of new guidance related to revenue recognition during fiscal 2019, prior period information for fiscal 2018 and 2017 included below has been restated to reflect the new guidance. Prior period information for fiscal 2016 has not been restated and is, therefore, not comparable to the fiscal 2020, 2019, 2018, and 2017 information. In addition, we have revised the following table for immaterial error corrections discussed in Note 20, "Correction of Immaterial Errors," to our Consolidated Financial Statements.

	Year Ended June 30,
	2020	2019	2018	2017	2016
		As Adjusted	As Adjusted	As Adjusted
	(in Thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$598,717	$596,682	$507,566	$483,395	$472,344
Gross profit	537,110	538,866	456,922	435,929	423,733
Income from operations	257,359	281,139	207,928	205,687	211,381
Net income	$229,671	$261,362	$281,234	$173,063	$139,951
Basic income per share	$3.38	$3.74	$3.90	$2.26	$1.69
Diluted income per share	$3.34	$3.69	$3.85	$2.25	$1.68
Weighted average shares outstanding—Basic	68,000	69,925	72,140	76,491	82,892
Weighted average shares outstanding—Diluted	68,727	70,787	72,956	76,978	83,309

	Year Ended June 30,
	2020	2019	2018	2017	2016
		As Adjusted	As Adjusted	As Adjusted
	(in Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$287,796	$71,926	$96,165	$101,954	$318,336
Marketable securities	—	—	—	—	3,006
Accounts receivable, net	56,301	47,784	41,810	42,656	20,476
Installments receivable, net	—	—	—	—	267
Contract assets	610,473	582,291	521,627	536,559	—
Total assets	1,223,306	863,013	814,453	816,730	419,738
Borrowings, net	427,532	220,000	170,000	140,000	140,000
Deferred revenue	57,081	44,891	27,504	44,860	282,078
Working capital (deficit)	415,942	105,645	155,389	213,150	(71,300)
Total stockholders' equity (deficit)	466,353	361,960	377,974	268,759	(75,034)

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

Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2020" refers to the year ended June 30, 2020).
Business Overview
We are a global leader in asset optimization software that optimizes asset design, operations and maintenance in complex, industrial environments. We combine decades of process modeling and operations expertise with big data, artificial intelligence, and advanced analytics. Our purpose-built software improves the competitiveness and profitability of our customers by increasing throughput, energy efficiency, and production levels, reducing unplanned downtime, plant emissions, and safety risks, enhancing capital efficiency, and decreasing working capital requirements over the entire asset lifecycle to support operational excellence.
Our software incorporates our proprietary mathematical and empirical models of manufacturing and planning processes and reflects the deep domain expertise we have amassed from focusing on solutions for the process and other capital-intensive industries for over 35 years. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. We are a recognized market and technology leader in providing process optimization and asset performance management software for each of these business areas.
We have established sustainable competitive advantages based on the following strengths:
•Innovative products that can enhance our customers' profitability and productivity;
•Long-term customer relationships;
•Large installed base of users of our software; and
•Long-term license contracts.
We have approximately 2,400 customers globally. Our customers consist of companies engaged in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, food and beverage, transportation, power, metals and mining, pulp and paper, and consumer packaged goods.
Business Segments
We have two operating and reportable segments, which are consistent with our reporting units: (i) subscription and software and (ii) services and other. The subscription and software segment is engaged in the licensing of process optimization and asset performance management software solutions and associated support services, and includes our license and maintenance revenue. The services and other segment includes professional services and training, and includes our services and other revenue.
Recent Events
In December 2019, the novel SARS-CoV-2 virus and associated COVID 19 disease (“COVID-19”) were reported in China, and in March 2020 the World Health Organization declared a pandemic. Since the beginning of March 2020, the sudden decrease in demand for oil due to the COVID-19 pandemic, compounded by the excess supply arising from producers’ failure to agree on production cuts, resulted in a drop in oil prices. During fiscal 2020, our business was negatively impacted by these factors. Specifically, in the last four months of the fiscal year, we saw a slowdown in closing customer contracts, a slight increase in our customer attrition rate due to non-renewals and renewals at lower entitlement level and, to a lesser extent, a slowdown in customer payments. We are continuing to assess the impact of these items on global markets and the various industries of our customers. The extent of the impact on our operational and financial performance going forward will depend on developments such as the duration and spread of the pandemic and other factors affecting oil prices, the impact of these items on our customers and our sales cycles, as well as on our employees, all of which are uncertain and cannot be predicted. We are continuing to monitor the potential impacts related to the current disruption of COVID-19 and uncertainty in the global markets on the various industries of our customers. These factors could potentially impact the signing of new agreements, as well as the recoverability of assets, including accounts receivable and contract costs.

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

As of June 30, 2020, approximately 90% of our term license agreements (by value) are denominated in U.S. dollars. For agreements denominated in other currencies, the company uses a fixed historical exchange rate to calculate annual spend in dollars rather than using current exchange rates, so that our calculation of growth in annual spend is not affected by fluctuations in foreign currencies.

Beginning in fiscal 2019 and for all future periods, for term license agreements that contain professional services or other products and services, we have included in the annual spend calculation the portion of the invoice allocable to the term license under Topic 606 rather than the portion of the invoice attributed to the license in the agreement. We believe that methodology more accurately allocates any discounts or premiums to the different elements of the agreement. We have not applied this methodology retroactively for agreements entered into in prior fiscal years.

We estimate that annual spend grew by approximately 9.6% during fiscal 2020, from $541.0 million as of June 30, 2019 to $593.1 million as of June 30, 2020. We estimate that annual spend grew by approximately 10.6% during fiscal 2019, from $489.3 million as of June 30, 2018 to $541.0 million as of June 30, 2019.

Total Contract Value

Total Contract Value ("TCV") is the aggregate value of all payments received or to be received under all active term license agreements, including maintenance and escalation. TCV was $2.8 billion and $2.6 billion as of June 30, 2020 and 2019, respectively.

Bookings

Bookings is the total value of customer term license contracts signed in the current period, less the value of such contracts signed in the current period where the initial licenses are not yet deemed delivered, plus term license contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.

Bookings was $610.1 million during fiscal 2020, compared to $651.8 million and $502.3 million during fiscal 2019 and 2018, respectively. The change in bookings during fiscal 2020, 2019, and 2018 is related to the timing of renewals.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) payments for capitalized computer software costs, (c) non-capitalized acquired technology, and (d) other nonrecurring items, such as acquisition and litigation related payments.

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	June 30,
	2020	2019	2018
	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$243,258	$238,313	$206,936
Purchase of property, equipment, and leasehold improvements	(1,278)	(436)	(331)
Payments for capitalized computer software costs	(141)	(1,131)	(329)
Non-capitalized acquired technology	—	—	75
Litigation related payments	—	—	4,546
Acquisition related payments	1,264	27	1,148
Free cash flow (non-GAAP)	$243,103	$236,773	$212,045
In fiscal 2018 we have excluded litigation related payments of $4.5 million.
Fiscal 2020 Compared to Fiscal 2019
Total free cash flow increased $6.3 million during fiscal 2020 as compared to the prior fiscal year primarily due to changes in working capital. For a more detailed description of these changes refer to "Liquidity and Capital Resources."
Fiscal 2019 Compared to Fiscal 2018
Total free cash flow increased $24.7 million during fiscal 2019 as compared to the prior fiscal year primarily due to changes in working capital. For a more detailed description of these changes refer to "Liquidity and Capital Resources."
Non-GAAP Income from Operations
Non-GAAP income from operations excludes certain non-cash and non-recurring expenses, and is used as a supplement to income from operations presented on a GAAP basis. We believe that non-GAAP income from operations is a useful financial measure because removing certain non-cash and other items provides additional insight into recurring profitability and cash flow from operations.

The following table presents our income from operations, as adjusted for stock-based compensation expense, amortization of intangibles, and other items, such as the impact of litigation judgments and acquisition related fees, for the indicated periods:

	June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
		As Adjusted	As Adjusted
GAAP income from operations	$257,359	$281,139	$207,928	$(23,780)	(8.5)%	$73,211	35.2%
Plus:
Stock-based compensation	31,548	27,573	22,688	3,975	14.4%	4,885	21.5%
Amortization of intangibles	6,572	4,533	2,231	2,039	45.0%	2,302	103.2%
Litigation judgment	—	—	1,689	—	—%	(1,689)	(100.0)%
Acquisition related fees	78	1,438	721	(1,360)	(94.6)%	717	99.4%
Non-GAAP income from operations	$295,557	$314,683	$235,257	$(19,126)	(6.1)%	$79,426	33.8%
In fiscal 2018, we incurred an expense associated with a litigation judgment in the amount of $1.7 million.
Results of Operations

The following table sets forth the results of operations, percentage of total revenue and the year-over-year percentage change in certain financial data for fiscal 2020, 2019 and 2018:

	Year Ended June 30,						2020 Compared to 2019%	2019 Compared to 2018%
	2020		2019		2018
			As Adjusted		As Adjusted
	(Dollars in Thousands)
Revenue:
License	$388,180	64.8%	$404,581	67.8%	$318,442	62.7%	(4.1)%	27.1%
Maintenance	178,139	29.8	163,567	27.4	158,838	31.3	8.9	3.0
Services and other	32,398	5.4	28,534	4.8	30,286	6.0	13.5	(5.8)
Total revenue	598,717	100.0	596,682	100.0	507,566	100.0	0.3	17.6
Cost of revenue:
License	7,241	1.2	7,060	1.2	5,236	1.0	2.6	34.8
Maintenance	19,248	3.2	19,208	3.2	17,408	3.4	0.2	10.3
Services and other	35,118	5.9	31,548	5.3	28,000	5.5	11.3	12.7
Total cost of revenue	61,607	10.3	57,816	9.7	50,644	9.9	6.6	14.2
Gross profit	537,110	89.7	538,866	90.3	456,922	90.1	(0.3)	17.9
Operating expenses:
Selling and marketing	114,486	19.1	111,374	18.7	99,737	19.7	2.8	11.7
Research and development	92,230	15.4	83,122	13.9	82,076	16.2	11.0	1.3
General and administrative	73,035	12.2	63,231	10.6	67,181	13.2	15.5	(5.9)
Total operating expenses	279,751	46.7	257,727	43.2	248,994	49.1	8.5	3.5
Income from operations	257,359	43.0	281,139	47.1	207,928	41.0	(8.5)	35.2
Interest income	32,658	5.5	28,457	4.8	24,954	4.9	14.8	14.0
Interest (expense)	(11,862)	(2.0)	(8,733)	(1.5)	(5,691)	(1.1)	35.8	53.5
Other income (expense), net	1,202	0.2	664	0.1	(838)	(0.2)	81.0	(179.2)
Income before income taxes	279,357	46.7	301,527	50.5	226,353	44.6	(7.4)	33.2
Provision for (benefit from) income taxes	49,686	8.3	40,165	6.7	(54,881)	(10.8)	23.7	(173.2)
Net income	$229,671	38.4%	$261,362	43.8%	$281,234	55.4%	(12.1)%	(7.1)%
Revenue
Fiscal 2020 Compared to Fiscal 2019
Total revenue increased by $2.0 million during fiscal 2020 as compared to the prior fiscal year. The increase of $2.0 million was due to an increase in maintenance revenue of $14.6 million and an increase in services and other revenue of $3.9 million, partially offset by a decrease in license revenue of $(16.4) million, as compared to the prior fiscal year.
Fiscal 2019 Compared to Fiscal 2018
Total revenue increased by $89.1 million during fiscal 2019 as compared to the prior fiscal year. The increase of $89.1 million was due to an increase in license revenue of $86.1 million and an increase in maintenance revenue of $4.7 million, partially offset by a decrease in services and other revenue of $(1.8) million as compared to the prior fiscal year.

License Revenue

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
		As Adjusted	As Adjusted
	(Dollars in Thousands)
License revenue	$388,180	$404,581	$318,442	$(16,401)	(4.1)%	$86,139	27.1%
As a percent of total revenue	64.8%	67.8%	62.7%
Fiscal 2020 Compared to Fiscal 2019
The decrease in license revenue of $(16.4) million during fiscal 2020 as compared to the prior fiscal year was primarily attributable to a decrease in bookings related to the timing of renewals.
Fiscal 2019 Compared to Fiscal 2018
The increase in license revenue of $86.1 million during fiscal 2019 as compared to the prior fiscal year was primarily due to an increase in bookings and the timing of renewals.
Maintenance Revenue

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Maintenance revenue	$178,139	$163,567	$158,838	$14,572	8.9%	$4,729	3.0%
As a percent of total revenue	29.8%	27.4%	31.3%
We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.
Fiscal 2020 Compared to Fiscal 2019
The increase in maintenance revenue of $14.6 million during fiscal 2020 as compared to the prior fiscal year was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.
Fiscal 2019 Compared to Fiscal 2018
The increase in maintenance revenue of $4.7 million during fiscal 2019 as compared to the prior fiscal year was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.
Services and Other Revenue

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Services and other revenue	$32,398	$28,534	$30,286	$3,864	13.5%	$(1,752)	(5.8)%
As a percent of total revenue	5.4%	4.8%	6.0%

We recognize professional services revenue for our time-and-materials ("T&M") contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.
Fiscal 2020 Compared to Fiscal 2019
Services and other revenue increased by $3.9 million during fiscal 2020 as compared to the prior fiscal year primarily due to the timing and volume of professional services engagements.

Fiscal 2019 Compared to Fiscal 2018
Services and other revenue decreased by $(1.8) million during fiscal 2019 as compared to the prior fiscal year primarily due to the timing of professional services engagements.
Cost of Revenue
Cost of License Revenue

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Cost of license revenue	$7,241	$7,060	$5,236	$181	2.6%	$1,824	34.8%
As a percent of license revenue	1.9%	1.7%	1.6%
Fiscal 2020 Compared to Fiscal 2019
Cost of license revenue increased by $0.2 million during fiscal 2020 as compared to the prior fiscal year. The increase in cost of license revenue during fiscal 2020 was primarily due to increased amortization of intangible assets from acquisitions. License gross profit margin was 98.1% in fiscal 2020 and was consistent with 98.3% in fiscal 2019.
Fiscal 2019 Compared to Fiscal 2018
Cost of license revenue increased by $1.8 million during fiscal 2019 as compared to the prior fiscal year. The increase in cost of license revenue during fiscal 2019 was primarily due to increased amortization of intangible assets from acquisitions. License gross profit margin was 98.3% in fiscal 2019 and was consistent with 98.4% in fiscal 2018.
Cost of Maintenance Revenue

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$19,248	$19,208	$17,408	$40	0.2%	$1,800	10.3%
As a percent of maintenance revenue	10.8%	11.7%	11.0%
Fiscal 2020 Compared to Fiscal 2019
Cost of maintenance revenue was consistent during fiscal 2020 as compared to the prior fiscal year. Maintenance gross profit margin was 89.2% in fiscal 2020 and was consistent with 88.4% in fiscal 2019.
Fiscal 2019 Compared to Fiscal 2018
Cost of maintenance revenue increased by $1.8 million during fiscal 2019 as compared to the prior fiscal year. The increase in cost of maintenance revenue during fiscal 2019 was primarily due to higher headcount related costs. Maintenance gross profit margin was 88.4% in fiscal 2019 and was consistent with 89.1% in fiscal 2018.
Cost of Services and Other Revenue

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$35,118	$31,548	$28,000	$3,570	11.3%	$3,548	12.7%
As a percent of services and other revenue	108.4%	110.6%	92.5%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.
Fiscal 2020 Compared to Fiscal 2019
Cost of services and other revenue increased by $3.6 million during fiscal 2020 as compared to the prior fiscal year. The increase in cost of services and other revenue during fiscal 2020 was primarily due to higher cost of delivering professional services to support the corresponding increase in revenue during the period. Services and other gross profit margin was (10.8)% in fiscal 2020, compared to (16.2)% in fiscal 2019.
Fiscal 2019 Compared to Fiscal 2018
Cost of services and other revenue increased by $3.5 million during fiscal 2019 as compared to the prior fiscal year. The increase in cost of services and other revenue during fiscal 2019 was primarily due to higher cost of delivering professional services to support the corresponding increase in revenue during the period. Services and other gross profit margin was (16.2)% in fiscal 2019, compared to 1.0% in fiscal 2018.
Gross Profit

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Gross profit	$537,110	$538,866	$456,922	$(1,756)	(0.3)%	$81,944	17.9%
As a percent of total revenue	89.7%	90.3%	90.1%
For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue," "Cost of Maintenance Revenue," and “Cost of Services and Other Revenue” sections above.
Fiscal 2020 Compared to Fiscal 2019
Gross profit decreased by $(1.8) million during fiscal 2020 as compared to the prior fiscal year and gross profit margin remained consistent at 89.7% in fiscal 2020 compared to 90.3% in fiscal 2019.
Fiscal 2019 Compared to Fiscal 2018
Gross profit increased by $81.9 million during fiscal 2019 as compared to the prior fiscal year and gross profit margin remained consistent at 90.3% in fiscal 2019 compared to 90.1% in fiscal 2018.
Operating Expenses
Selling and Marketing Expense

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Selling and marketing expense	$114,486	$111,374	$99,737	$3,112	2.8%	$11,637	11.7%
As a percent of total revenue	19.1%	18.7%	19.7%
Fiscal 2020 Compared to Fiscal 2019
The year-over-year increase of $3.1 million in selling and marketing expense in fiscal 2020 as compared to the prior fiscal year was primarily due to higher compensation costs of $6.9 million related to an increase in headcount and higher stock-based compensation of $1.0 million, partially offset by lower travel-related costs of $1.8 million, lower royalties of $0.9 million, and lower marketing costs of $0.8 million due to our biennial customer conference held in fiscal 2019.
Fiscal 2019 Compared to Fiscal 2018

The year-over-year increase of $11.6 million in selling and marketing expense in fiscal 2019 as compared to the prior fiscal year was primarily due to higher compensation costs of $4.9 million related to an increase in headcount, higher commissions expense of $3.8 million, higher marketing costs of $1.2 million due to our biennial customer conference held in fiscal 2019, and higher stock-based compensation of $1.1 million.
Research and Development Expense

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Research and development expense	$92,230	$83,122	$82,076	$9,108	11.0%	$1,046	1.3%
As a percent of total revenue	15.4%	13.9%	16.2%
Fiscal 2020 Compared to Fiscal 2019
The year-over-year increase of $9.1 million in research and development expense in fiscal 2020 as compared to the prior fiscal year was primarily due to higher compensation costs of $6.8 million related to an increase in headcount and higher stock-based compensation of $1.7 million.
Fiscal 2019 Compared to Fiscal 2018
The year-over-year increase of $1.0 million in research and development expense in fiscal 2019 was primarily due to higher compensation costs of $1.2 million related to an increase in headcount, partially offset by lower stock-based compensation of $0.7 million.
General and Administrative Expense

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
General and administrative expense	$73,035	$63,231	$67,181	$9,804	15.5%	$(3,950)	(5.9)%
As a percent of total revenue	12.2%	10.6%	13.2%
Fiscal 2020 Compared to Fiscal 2019
The year-over-year increase of $9.8 million in general and administrative expense during fiscal 2020 as compared to the prior fiscal year was primarily due to higher professional fees of $3.1 million, higher bad debt expense of $2.0 million, higher compensation costs of $1.7 million related to an increase in headcount, and higher stock-based compensation of $0.7 million.
Fiscal 2019 Compared to Fiscal 2018
The year-over-year decrease of $4.0 million in general and administrative expense during fiscal 2019 as compared to the prior fiscal year was primarily due to lower bad debt expense of $9.3 million and a decrease of $1.5 million associated with a litigation judgment in the prior period, partially offset by higher stock-based compensation of $3.4 million and higher compensation costs of $2.6 million related to an increase in headcount.
Non-Operating Income (Expense)
Interest Income

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Interest income	$32,658	$28,457	$24,954	$4,201	14.8%	$3,503	14.0%
As a percent of total revenue	5.5%	4.8%	4.9%
Fiscal 2020 Compared to Fiscal 2019

The year-over-year increase of $4.2 million in interest income during fiscal 2020 as compared to the prior fiscal year was a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Fiscal 2019 Compared to Fiscal 2018
The year-over-year increase of $3.5 million in interest income during fiscal 2019 as compared to the prior fiscal year was a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.
Interest Expense

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Interest expense	$(11,862)	$(8,733)	$(5,691)	$(3,129)	35.8%	$(3,042)	53.5%
As a percent of total revenue	(2.0)%	(1.5)%	(1.1)%
Fiscal 2020 Compared to Fiscal 2019
The year-over-year increase of $3.1 million in interest expense during fiscal 2020 as compared to the prior fiscal year was primarily due to interest expenses related to an increase in borrowings under our Amended and Restated Credit Agreement.
Fiscal 2019 Compared to Fiscal 2018
The year-over-year increase of $3.0 million in interest expense during fiscal 2019 as compared to the prior fiscal year was primarily due to interest expenses related to higher interest rates and an increase in borrowings under our Prior Credit Agreement, which was amended and restated pursuant to the Amended and Restated Credit Agreement.
Other Income (Expense), Net

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Other income (expense), net	$1,202	$664	$(838)	$538	81.0%	$1,502	(179.2)%
As a percent of total revenue	0.2%	0.1%	(0.2)%
Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.
Fiscal 2020 Compared to Fiscal 2019
Other income, net was comprised of $1.2 million and $0.7 million of net foreign currency exchange gains during fiscal 2020 and 2019, respectively.
Fiscal 2019 Compared to Fiscal 2018
Other income (expense), net was comprised of $0.7 million of net foreign currency exchange gains and $(0.8) million of net foreign currency exchange losses during fiscal 2019 and 2018, respectively.

Provision for Income Taxes

	Year Ended June 30,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$	%	$	%
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Provision for income taxes	$49,686	$40,165	$(54,881)	$9,521	23.7%	$95,046	(173.2)%
Effective tax rate	17.8%	13.3%	(24.3)%
Fiscal 2020 Compared to Fiscal 2019
The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.
Our effective tax rate was 17.8% and 13.3% during fiscal 2020 and 2019, respectively.
We recognized income tax expense of $49.7 million during fiscal 2020 compared to $40.2 million during fiscal 2019. Fiscal 2020 was unfavorably impacted by the recognition of $6.4 million tax expense due to an accounting method change election when we filed our fiscal 2019 federal tax return as a result of a change in tax regulations during this fiscal year. Fiscal 2020 was favorably impacted by the Foreign-Derived Intangible Income (“FDII”) deduction and tax credits. Assuming certain requirements are met, the FDII deduction is a benefit for US companies that sell their products or services to customers for use outside the US. Fiscal 2019 was also favorably impacted by the FDII deduction and the recognition of excess tax benefits related to stock-based compensation.
As of June 30, 2020, we maintained a valuation allowance in the U.S. primarily for certain deferred tax assets related to the investment in a joint venture and on state research and development (R&D) credits. We also maintain a valuation allowance on certain foreign subsidiary tax attributes, primarily net operating loss carryforwards because it is more likely than not that a benefit will not be realized. As of June 30, 2020 and 2019, our total valuation allowance was $6.2 million and $4.9 million, respectively.
We made cash tax payments totaling $39.5 million during fiscal 2020. We paid $37.1 million for U.S. federal and state income taxes and $2.4 million for foreign tax liabilities.
Fiscal 2019 Compared to Fiscal 2018
The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.
On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), following its passage by the United States Congress. The Tax Act made significant changes to U.S. federal income tax laws, including reduction of the corporate tax rate from 35.0% to 21.0%, and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. The Tax Act also contains additional provisions that are effective for us in fiscal year 2019, including a new deduction for FDII, the repeal of the domestic production activity deduction, a new tax on Global Intangible Low-Taxed Income (“GILTI”), and increased limitations on the deductibility of certain executive compensation.
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
Our effective tax rate was 13.3% and (24.3)% during fiscal 2019 and 2018, respectively.
We recognized income tax expense of $40.2 million during fiscal 2019 compared to a tax benefit of $(54.9) million during fiscal 2018. Fiscal 2019 was favorably impacted by the FDII deduction, the recognition of excess tax benefits related to stock-based compensation and the lower U.S. statutory tax rate of 21.0% as a result of the enactment of the Tax Act discussed above. Fiscal 2018 was favorably impacted by the revaluation of our deferred income tax liabilities using the reduced corporate income tax rate as the result of the Tax Act, recognition of excess tax benefits related to stock-based compensation and the domestic production activity deduction.
As of June 30, 2019, we maintained a valuation allowance in the U.S. primarily for certain deferred tax assets related to the investment in a joint venture. We also maintain a valuation allowance on certain foreign subsidiary tax attributes, primarily net operating loss carryforwards because it is more likely than not that a benefit will not be realized. During fiscal 2019, we released a valuation allowance for the deferred tax assets related to capital losses that expired unused. As of June 30, 2019 and 2018, our total valuation allowance was $4.9 million and $10.4 million, respectively.
We made cash tax payments totaling $53.2 million during fiscal 2019. We paid $44.5 million for U.S. federal and state income taxes and $8.7 million for foreign tax liabilities.
Liquidity and Capital Resources
Resources
In recent years, we have financed our operations with cash generated from operating activities. As of June 30, 2020 and 2019, our principal sources of liquidity consisted of $287.8 million and $71.9 million in cash and cash equivalents, respectively.
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

In March 2020, we borrowed $100.0 million under the revolving credit facility described below under "Credit Agreement," with the majority of the proceeds held as cash and cash equivalents. We increased our borrowing under the revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of disruption and uncertainty in the global markets resulting from the outbreak of the novel SARS-CoV-2 virus and associated COVID-19 disease and its impact on the demand for oil, compounded by the excess supply arising from producers’ failure to agree on production cuts.

Credit Agreement

In December 2019, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and the lenders and co-documentation agents named therein (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, which amends and restates the Credit Agreement we entered into as of February 26, 2016 with the same lenders (the “Prior Credit Agreement”), provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. The indebtedness under the revolving credit facility matures on December 23, 2024. Prior to the maturity of the Amended and Restated Credit Agreement, any amounts borrowed under the revolving credit facility may be repaid and, subject to the terms and conditions of the Amended and Restated Credit Agreement, borrowed again in whole or in part without penalty.
As of June 30, 2020, we had $119.2 million and $312.0 million in outstanding borrowings on our revolving credit facility and term loan facility, respectively. Our current borrowings of $135.2 million consist of $119.2 million of the revolving credit facility and $16.0 million of the term loan facility. Our non-current borrowings of $292.4 million consist of $296.0 million of our term loan facility, net of $3.6 million in debt issuance costs. We had $220.0 million in outstanding current borrowings as of June 30, 2019.

For a more detailed description of the Amended and Restated Credit Agreement, refer to Note 12, "Credit Agreement," to our Consolidated Financial Statements.

Cash Equivalents and Cash Flows
Our cash equivalents of $1.0 million as of June 30, 2020 and 2019, respectively, consisted of money market funds. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.
The following table summarizes our cash flow activities for the periods indicated:

	Year Ended June 30,
	2020	2019	2018
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$243,258	$238,313	$206,936
Investing activities	(76,203)	(7,665)	(34,360)
Financing activities	49,435	(254,527)	(178,479)
Effect of exchange rates on cash and cash equivalents	(620)	(360)	114
Increase (decrease) in cash and cash equivalents	$215,870	$(24,239)	$(5,789)
Operating Activities
Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.
Fiscal 2020
Cash from operating activities provided $243.3 million during fiscal 2020. This amount resulted from net income of $229.7 million, adjusted for non-cash items of $83.2 million, and net uses of cash of $(69.6) million related to changes in working capital.
Non-cash items within net income consisted primarily of stock-based compensation expense of $31.5 million, deferred income taxes of $28.1 million, depreciation and amortization expense of $9.6 million, reduction in the carrying amount of right-of-use assets of $9.1 million, provision for bad debts of $5.3 million, and net foreign currency gains of $(0.9) million.
Cash used by working capital of $(69.6) million in fiscal 2020 was primarily attributable to cash used by increases in contract assets of $28.1 million, decreases in accounts payable, accrued expenses and other current liabilities of $23.4 million, increases in accounts receivable of $12.9 million, decreases in lease liabilities of $9.5 million, increases in prepaid expenses, prepaid income taxes, and other assets of $5.3 million, and increases in contract costs of $3.6 million, partially offset by cash provided by increases in deferred revenue of $13.0 million.
Fiscal 2019
Cash from operating activities provided $238.3 million during fiscal 2019. This amount resulted from net income of $261.4 million, adjusted for non-cash items of $8.4 million, and net uses of cash of $(31.5) million related to changes in working capital.
Non-cash items within net income consisted primarily of stock-based compensation expense of $27.6 million, depreciation and amortization expense of $8.1 million, deferred income taxes of $(27.1) million, provision for bad debts of $0.6 million, and net foreign currency gains of $(1.3) million.
Cash used by working capital of $(31.5) million was primarily attributable to cash used by increases in contract assets of $57.7 million, increases in accounts receivable of $6.6 million, increases in contract costs of $4.5 million, and increases in prepaid expenses, prepaid income taxes, and other assets of $2.4 million, partially offset by cash provided by increases in accounts payable, accrued expenses and other current liabilities of $21.9 million, and increases in deferred revenue of $17.8 million. The increase in accounts payable, accrued expenses and other current liabilities is primarily due to an increase in income taxes payable as of June 30, 2019 from the tax liability associated with adopting Topic 606. There was a correlating decrease in deferred income taxes during fiscal 2019.
Fiscal 2018

Cash from operating activities provided $206.9 million during fiscal 2018. This amount resulted from net income of $281.2 million, adjusted for non-cash items of $(77.1) million, and net sources of cash of $2.8 million related to changes in working capital.
Non-cash items within net income consisted primarily of stock-based compensation expense of $22.7 million, depreciation and amortization expense of $6.5 million, deferred income taxes of $(109.1) million, provision for bad debts of $1.4 million, and net foreign currency losses of $1.0 million.
Cash provided by working capital of $2.8 million was primarily attributable to cash provided by decreases in contract assets of $14.9 million, decreases in prepaid expenses, prepaid income taxes, and other assets of $3.8 million, increases in accounts payable, accrued expenses and other current liabilities of $1.2 million, and decreases in accounts receivable of $0.8 million, partially offset by cash used by decreases in deferred revenue of $17.4 million and increases in contract costs of $0.6 million.
Investing Activities
Fiscal 2020
During fiscal 2020, we used $76.2 million of cash from investing activities. We used $74.5 million for business acquisitions, $1.3 million for capital expenditures, $0.3 million for equity method investments, and $0.1 million for capitalized computer software development costs.
Fiscal 2019
During fiscal 2019, we used $7.7 million of cash from investing activities. We used $6.1 million for business acquisitions, $1.1 million for capitalized computer software development costs, and $0.4 million for capital expenditures.
Fiscal 2018
During fiscal 2018, we used $34.4 million of cash from investing activities. We used $33.7 million for business acquisitions, $0.3 million for capital expenditures, and $0.3 million for capitalized computer software development costs.
Financing Activities
Fiscal 2020
Cash from financing activities provided $49.4 million during fiscal 2020. Sources of cash in the period included proceeds of $219.2 million from debt and proceeds of $9.0 million from the exercise of employee stock options, partially offset by uses of cash of $152.4 million for repurchases of our common stock, $10.2 million for withholding taxes on vested and settled restricted stock units, $8.0 million for repayments of amounts borrowed, $4.6 million for deferred business acquisition payments, and $3.5 million for debt issuance costs.
Fiscal 2019
During fiscal 2019, we used $254.5 million of cash for financing activities. We used $299.2 million for repurchases of our common stock, $1.7 million for deferred business acquisition payments, and $14.5 million for withholding taxes on vested and settled restricted stock units. Sources of cash in the period included proceeds of $50.0 million from the Prior Credit Agreement and proceeds of $10.9 million from the exercise of employee stock options.
Fiscal 2018
During fiscal 2018, we used $178.5 million of cash for financing activities. We used $205.0 million for repurchases of our common stock,$8.6 million for deferred business acquisition payments, $7.9 million for withholding taxes on vested and settled restricted stock units, and $0.4 million for issuance costs related to our Prior Credit Agreement. Sources of cash in the period included proceeds of $30.0 million from the Prior Credit Agreement and proceeds of $13.5 million from the exercise of employee stock options.
Contractual Obligations and Requirements
Our contractual obligations, which consisted of borrowings, interest, and fees under our Amended and Restated Credit Agreement, operating lease commitments for our headquarters and other facilities, royalty obligations, equity method investments, deferred acquisition payments, and standby letters of credit and other obligations, were as follows as of June 30, 2020:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Cash Obligations:
Credit agreement (1)	$456,791	$142,698	$57,881	$256,212	$—
Operating leases (2)	46,518	8,677	16,965	13,245	7,631
Royalty obligations	2,080	988	1,092	—	—
Equity method investments	3,658	3,658	—	—	—
Deferred acquisition payments	1,479	1,479	—	—	—
Other purchase obligations	23,647	16,904	4,658	1,146	939
Total contractual cash obligations	$534,173	$174,404	$80,596	$270,603	$8,570
Other Commercial Commitments:
Standby letters of credit	$3,453	$1,908	$—	$268	$1,277
Total commercial commitments	$537,626	$176,312	$80,596	$270,871	$9,847
____________________________________________

(1)
The $456.8 million of contractual obligations related to our Amended and Restated Credit Agreement includes $119.2 million and $312.0 million in outstanding borrowings on our revolving credit facility and term loan facility, respectively, and $25.6 million of interest expense and commitment fees as of June 30, 2020. All contractual obligations related to our revolving credit facility are classified as being due in less than one year.

(2)	The $46.5 million of contractual obligations includes rent and fixed fees for all of our operating leases, including those not recognized on the balance sheet.
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
The above table does not reflect a liability for uncertain tax positions of $2.1 million as of June 30, 2020. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Recent Accounting Pronouncements
Refer to Note 2 (o) "New Accounting Pronouncements Adopted in Fiscal 2020" and Note 2 (p) "Recently Issued Accounting Pronouncements," to our Consolidated Financial Statements for information about recent accounting pronouncements.
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
Foreign Currency Risk
During fiscal 2020 and 2019, 6.6% and 10.1% of our total revenue was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2020 and fiscal 2019. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble.
During fiscal 2020 and fiscal 2019, we recorded net foreign currency gains of $0.9 million and $0.7 million, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $4.8 million for fiscal 2020 and 2019, respectively.
Interest Rate Risk
We place our investments in money market instruments. Our analysis of our investments and interest rates at June 30, 2020 and 2019 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investments determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.
As of June 30, 2020, we had $119.2 million and $312.0 million in outstanding borrowings on our revolving credit facility and term loan facility, respectively. Our current borrowings of $135.2 million consist of $119.2 million of the revolving credit facility and $16.0 million of the term loan facility. Our non-current borrowings of $292.4 million consist of $296.0 million of our term loan facility, net of $3.6 million in debt issuance costs. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Amended and Restated Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.
Investment Risk

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.5 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.5 million) commitment. As of June 30, 2020, the fair value of this investment is 0.5 million CAD ($0.3 million), representing our payments towards the total commitment during fiscal 2020, and is recorded in non-current assets in our consolidated balance sheet.
Item 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP, are presented following Item 15 of this Form 10-K:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended June 30, 2020, 2019 and 2018
Consolidated Balance Sheets as of June 30, 2020 and 2019
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting discussed below in Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met.

As of June 30, 2019, we reported the following material weakness in our internal control over financial reporting. We did not effectively design process level control activities over the accuracy of the retrospective restatement of revenue and related contract balances recorded upon the adoption of ASC Topic 606, which also impacted the related deferred tax assets and liabilities on the consolidated balance sheet. The control deficiencies identified resulted from an ineffective risk assessment and the lack of timely creation of relevant reporting tools and complete and accurate information used to support the functioning of internal control. These deficiencies created a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis and accordingly management concluded that the deficiencies represented a material weakness in our internal control over financial reporting.

Additional deficiencies related to the fiscal 2019 material weakness were identified in fiscal 2020. Consequently, there were control failures in the areas of revenue and contract asset balances, which also impacted the related deferred tax liabilities.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2020. This material weakness resulted in newly identified immaterial misstatements (i.e. misstatements identified in fiscal 2020) related to contract assets and associated deferred tax liabilities, retained earnings, revenue, and provision for (benefit from) income taxes, which were corrected prior to issuance of the Company’s financial statements. Furthermore, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.

The independent registered public accounting firm that audited the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10‑K has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. That report appears immediately following this report.

Remediation

During fiscal 2020, we implemented a remediation plan to address the material weakness mentioned above. Management enhanced our risk assessment process over the design and implementation of internal controls over new and emerging financial reporting matters such as the adoption of ASC Topic 842. We have also performed an updated risk assessment of revenue and associated contract balances controls and have identified and designed enhanced review controls over the accounting for revenue contracts under ASC Topic 606, including the use of additional reporting tools and additional reconciliation controls. The COVID-19 pandemic and resulting remote working environment made timely completion of these remediation procedures more challenging, and all remediation efforts were not fully completed as of June 30, 2020. As a result, management concluded that the prior year’s material weakness in our internal control over the financial reporting had not been fully remediated as of June 30, 2020. The weakness will be considered remediated when the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We performed an updated risk assessment to determine if new controls were needed due to the outbreak of the novel SARS-CoV-2 virus and associated COVID-19 disease. As a result, we enhanced internal controls to include more frequent reviews and incorporate new review criteria.

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
Opinion on Internal Control Over Financial Reporting
We have audited Aspen Technology, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated December 9, 2020, expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
The Company did not effectively design process level control activities over the accuracy of the retrospective restatement of revenue and related contract balances recorded upon the adoption of ASC Topic 606, which also impacted the related deferred tax liabilities on the consolidated balance sheet. The control deficiencies identified resulted from an ineffective risk assessment and the lack of timely creation of relevant reporting tools and complete and accurate information used to support the functioning of internal control.
Consequently, there were control failures in the areas of revenue and contract asset balances, which also impacted the related deferred tax liabilities. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
December 9, 2020
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain information required under this Item 10 will appear under the sections entitled “Executive Officers of the Registrant,” “Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” “Code of Business Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2020 annual meeting of stockholders, and is incorporated herein by reference.
Item 11.    Executive Compensation.
Certain information required under this Item 11 will appear under the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Employment and Change in Control Agreements” in our definitive proxy statement for our 2020 annual meeting of stockholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Certain information required under this Item 12 will appear under the sections entitled “Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our 2020 annual meeting of stockholders, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Certain information required under this Item 13 will appear under the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Related Party Transactions” in our definitive proxy statement for our 2020 annual meeting of stockholders, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Certain information required under this Item 14 will appear under the section entitled “Independent Registered Public Accountants” in our definitive proxy statement for our 2020 annual meeting of stockholders, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Financial Statements
(a)(2)  Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts for the years ended June 30, 2020, 2019 and 2018 appears immediately following the financial statements.  All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3)  Exhibits
The exhibits listed in the accompanying exhibit index are filed or incorporated by reference as part of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aspen Technology, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 9, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2(o) to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Determination of Standalone Selling Prices for Term License and Maintenance Performance Obligations

As discussed in Note 3 to the consolidated financial statements, the Company recognized term license revenue and maintenance revenue of $388.2 million and $178.1 million, respectively, for the year ended June 30, 2020. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis. For term license and maintenance performance obligations, directly observable data is generally not available, which requires the Company to make significant assumptions regarding the relative fair value of the related performance obligations.

We identified the determination of standalone selling prices for term license and maintenance performance obligations as a critical audit matter. There is a high degree of subjective auditor judgment involved in performing procedures on the Company’s assumptions, since there is no direct observable data available.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue process, including the control over the development of standalone selling prices. We evaluated the information used by the Company to determine standalone selling prices by comparing it to external sources, such as available information regarding industry pricing practices, and internal data, including the Company’s pricing practices.

Sufficiency of audit evidence over incomplete revenue contracts at the adoption date of Topic 606 that were modified prior to the adoption date of Topic 606

As discussed in Note 3 to the consolidated financial statements, the Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers (Topic 606). The Company enters into agreements to modify previously executed contracts, which constitute contract modifications. They assess each of these contract modifications to determine (i) if the additional products and services are distinct from the products and services in the original arrangement; and (ii) if the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services, as adjusted for contract-specific circumstances.

We identified the evaluation of the sufficiency of audit evidence over incomplete revenue contracts at the adoption date of Topic 606 that were modified prior to the adoption of Topic 606 as a critical audit matter. Subjective auditor judgment was required because of the nature and extent of customer contract modifications and the material weakness in internal control over financial reporting identified.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over incomplete revenue contracts at the adoption date of Topic 606 that were modified prior to the adoption of Topic 606. We performed procedures to test the completeness and accuracy of the population of incomplete contracts that were modified prior to the adoption of Topic 606. Specifically, we agreed information from certain underlying contracts to reports used in management’s analysis of contract assets and tested the reconciliation of those contract assets to future revenues and billings. For a selection of contracts modified prior to the adoption of Topic 606 from management's analysis, we inspected the related revenue contract and supporting documentation and compared the related contract asset balance to future contractual billings and future revenue amounts to be recognized under the customer arrangement. For each item selected, we also assessed the (1) current year revenue, (2) historical revenue, (3) contract asset, and (4) deferred revenue balance. Additionally, to ensure the customer invoices related to our selections were accounted for with the appropriate contract, we inspected the related invoicing data and revenue contracts and agreed them to the calculations underlying the amounts recorded by the Company. For a sample of current year revenue transactions, contract asset balances, and deferred revenue balances, we obtained and inspected the related revenue contracts and supporting documents and compared them to the revenue, contract asset balances, and deferred revenue balances that were recorded as of and for the fiscal year ended June 30, 2020. In addition, we evaluated the overall sufficiency of audit evidence obtained over incomplete revenue contracts at the adoption date of Topic 606 that were modified prior to the adoption date of Topic 606 by assessing the results of the procedures performed.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Boston, Massachusetts
December 9, 2020

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$388,180	$404,581	$318,442
Maintenance	178,139	163,567	158,838
Services and other	32,398	28,534	30,286
Total revenue	598,717	596,682	507,566
Cost of revenue:
License	7,241	7,060	5,236
Maintenance	19,248	19,208	17,408
Services and other	35,118	31,548	28,000
Total cost of revenue	61,607	57,816	50,644
Gross profit	537,110	538,866	456,922
Operating expenses:
Selling and marketing	114,486	111,374	99,737
Research and development	92,230	83,122	82,076
General and administrative	73,035	63,231	67,181
Total operating expenses	279,751	257,727	248,994
Income from operations	257,359	281,139	207,928
Interest income	32,658	28,457	24,954
Interest (expense)	(11,862)	(8,733)	(5,691)
Other income (expense), net	1,202	664	(838)
Income before income taxes	279,357	301,527	226,353
Provision for (benefit from) income taxes	49,686	40,165	(54,881)
Net income	$229,671	$261,362	$281,234
Net income per common share:
Basic	$3.38	$3.74	$3.90
Diluted	$3.34	$3.69	$3.85
Weighted average shares outstanding:
Basic	68,000	69,925	72,140
Diluted	68,727	70,787	72,956
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Net income	$229,671	$261,362	$281,234
Other comprehensive loss:
Foreign currency translation adjustments	(5,624)	(1,052)	(71)
Total other comprehensive loss	(5,624)	(1,052)	(71)
Comprehensive income	$224,047	$260,310	$281,163
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	2019
		As Adjusted
	(Dollars in Thousands, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$287,796	$71,926
Accounts receivable, net	56,301	47,784
Current contract assets	291,497	294,193
Prepaid expenses and other current assets	10,884	9,988
Prepaid income taxes	3,962	2,509
Total current assets	650,440	426,400
Property, equipment and leasehold improvements, net	5,963	7,234
Computer software development costs, net	928	1,306
Goodwill	137,055	78,383
Intangible assets, net	42,851	33,607
Non-current contract assets	318,976	288,098
Contract costs	28,614	24,982
Operating lease right-of-use assets	34,905	—
Deferred tax assets	1,735	1,669
Other non-current assets	1,839	1,334
Total assets	$1,223,306	$863,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,988	$5,891
Accrued expenses and other current liabilities	43,556	54,594
Current operating lease liabilities	6,824	—
Income taxes payable	1,799	14,952
Current borrowings	135,163	220,000
Current deferred revenue	43,168	25,318
Total current liabilities	234,498	320,755
Non-current deferred revenue	13,913	19,573
Deferred income taxes	179,978	150,344
Non-current operating lease liabilities	33,088	—
Non-current borrowings, net	292,369	—
Other non-current liabilities	3,107	10,381
Commitments and contingencies (Note 17)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of June 30, 2020 and 2019 Issued and outstanding—none as of June 30, 2020 and 2019	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—210,000,000 shares Issued—103,988,707 shares at June 30, 2020 and 103,642,292 shares at June 30, 2019 Outstanding—67,718,692 shares at June 30, 2020 and 68,624,566 shares at June 30, 2019	10,399	10,365
Additional paid-in capital	769,411	739,099
Retained earnings	1,458,330	1,228,659
Accumulated other comprehensive income	(5,288)	336

Treasury stock, at cost— 36,270,015 shares of common stock at June 30, 2020 and 35,017,726 shares at June 30, 2019	(1,766,499)	(1,616,499)
Total stockholders' equity	466,353	361,960
Total liabilities and stockholders' equity	$1,223,306	$863,013
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2017, As Adjusted	102,567,129	$10,257	$687,479	$686,063	$1,459	29,145,976	$(1,116,499)	$268,759
Comprehensive income:
Net income	—	—	—	281,234	—	—	—	281,234
Other comprehensive loss	—	—	—	—	(71)			(71)
Issuance of shares of common stock	362,515	36	13,395	—	—	—		13,431
Issuance of restricted stock units and net share settlement related to withholding taxes	200,656	20	(8,087)	—	—	—	—	(8,067)
Repurchase of common stock	—	—	—	—	—	2,797,623	(200,000)	(200,000)
Stock-based compensation	—	—	22,688	—	—	—	—	22,688
June 30, 2018, As Adjusted	103,130,300	$10,313	$715,475	$967,297	$1,388	31,943,599	$(1,316,499)	$377,974
Comprehensive income:
Net income	—	—	—	261,362	—	—	—	261,362
Other comprehensive loss	—	—	—	—	(1,052)			(1,052)
Issuance of shares of common stock	266,014	27	10,803	—	—	—		10,830
Issuance of restricted stock units and net share settlement related to withholding taxes	245,978	25	(14,752)	—	—	—	—	(14,727)
Repurchase of common stock	—	—	—	—	—	3,074,127	(300,000)	(300,000)
Stock-based compensation	—	—	27,573	—	—	—	—	27,573
June 30, 2019, As Adjusted	103,642,292	$10,365	$739,099	$1,228,659	$336	35,017,726	$(1,616,499)	$361,960
Comprehensive income:
Net income	—	—	—	229,671	—	—	—	229,671
Other comprehensive loss	—	—	—	—	(5,624)			(5,624)
Issuance of shares of common stock	173,390	17	8,921	—	—	—		8,938
Issuance of restricted stock units and net share settlement related to withholding taxes	173,025	17	(10,157)	—	—	—	—	(10,140)
Repurchase of common stock	—	—	—	—	—	1,252,289	(150,000)	(150,000)
Stock-based compensation	—	—	31,548	—	—	—	—	31,548
June 30, 2020	103,988,707	$10,399	$769,411	$1,458,330	$(5,288)	36,270,015	$(1,766,499)	$466,353
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$229,671	$261,362	$281,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,550	8,143	6,544
Reduction in the carrying amount of right-of-use assets	9,094	—	—
Net foreign currency (gains) losses	(945)	(1,251)	980
Stock-based compensation	31,548	27,573	22,688
Deferred income taxes	28,101	(27,129)	(109,131)
Provision for bad debts	5,255	645	1,418
Other non-cash operating activities	625	429	421
Changes in assets and liabilities:
Accounts receivable	(12,875)	(6,626)	846
Contract assets	(28,084)	(57,660)	14,932
Contract costs	(3,570)	(4,482)	(617)
Lease liabilities	(9,508)	—	—
Prepaid expenses, prepaid income taxes, and other assets	(5,288)	(2,411)	3,821
Accounts payable, accrued expenses, income taxes payable and other liabilities	(23,360)	21,921	1,156
Deferred revenue	13,044	17,799	(17,356)
Net cash provided by operating activities	243,258	238,313	206,936
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(1,278)	(436)	(331)
Payments for business acquisitions, net of cash acquired	(74,460)	(6,098)	(33,700)
Payments for equity method investments	(324)	—	—
Payments for capitalized computer software costs	(141)	(1,131)	(329)
Net cash used in investing activities	(76,203)	(7,665)	(34,360)
Cash flows from financing activities:
Issuance of shares of common stock	9,004	10,864	13,466
Repurchases of common stock	(152,432)	(299,214)	(205,049)
Payment of tax withholding obligations related to restricted stock	(10,167)	(14,477)	(7,896)
Deferred business acquisition payments	(4,600)	(1,700)	(8,649)
Proceeds from borrowings, net of repayments	219,163	50,000	30,000
Repayments of amounts borrowed	(8,000)	—	—
Payments of debt issuance costs	(3,533)	—	(351)
Net cash provided by (used in) financing activities	49,435	(254,527)	(178,479)
Effect of exchange rate changes on cash and cash equivalents	(620)	(360)	114
Increase (decrease) in cash and cash equivalents	215,870	(24,239)	(5,789)

Cash and cash equivalents, beginning of year	71,926	96,165	101,954
Cash and cash equivalents, end of year	$287,796	$71,926	$96,165
Supplemental disclosure of cash flow information:
Income taxes paid, net	$39,533	$53,153	$50,557
Interest paid	12,444	8,121	5,038
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(99)	$104	$(61)
Change in repurchases of common stock included in accounts payable and accrued expenses	(2,432)	786	(5,049)
Lease liabilities arising from obtaining right-of-use assets	14,013	—	—
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations
Aspen Technology, Inc., together with its subsidiaries, is a global leader in asset optimization software that optimizes asset design, operations and maintenance in complex, industrial environments. Our aspenONE software and related services have been developed specifically for companies engaged in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, food and beverage, transportation, power, metals and mining, pulp and paper, and consumer packaged goods. Customers use our solutions to improve their competitiveness and profitability by increasing throughput, energy efficiency, and production levels, reducing unplanned downtime, plant emissions, and safety risks, enhancing capital efficiency, and decreasing working capital requirements over the entire asset lifecycle to support operational excellence. We operate globally in 33 countries as of June 30, 2020.
(2) Significant Accounting Policies
(a)   Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Aspen Technology, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(b)   Correction of Errors
As discussed in further detail in Note 20, "Immaterial Correction to Prior Period Financial Statements," to our Consolidated Financial Statements, the Company has revised its prior period financial statements to correct immaterial misstatements related to the adoption of, and ongoing accounting under, ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606").
(c)   Management Estimates
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
(d)   Cash and Cash Equivalents
Cash and cash equivalents consist of short-term money market instruments.
(e)    Computer Software Development Costs
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
Total computer software costs capitalized were $0.2 million, $1.1 million and $0.4 million during the years ended June 30, 2020, 2019 and 2018, respectively. Total amortization expense charged to operations was approximately $0.6 million, $0.5 million and $0.4 million for the years ended June 30, 2020, 2019 and 2018, respectively. Computer software development accumulated amortization totaled $75.7 million and $75.1 million as of June 30, 2020 and 2019, respectively. Weighted average remaining useful life of computer software development costs was 2.0 years and 2.5 years at June 30, 2020 and 2019, respectively.
At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. During the years ended June 30, 2020, 2019 and 2018, our computer software development costs were not considered impaired and as such, we did not recognize impairment losses during the periods then ended.
(f)   Foreign Currency Translation

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment. Gains and losses from foreign currency translation related to entities whose functional currency is not our reporting currency are credited or charged to accumulated other comprehensive income included in stockholders' equity in the consolidated balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. Net foreign currency transaction and remeasurement gains were $0.9 million and $0.7 million in fiscal 2020 and 2019, respectively, and losses were $(0.8) million in fiscal 2018.
(g)  Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, contract assets, and accounts receivable. Our cash is held in financial institutions and our cash equivalents are invested in money market mutual funds that we believe to be of high credit quality.
Concentration of credit risk with respect to contract assets and receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not require collateral or other security in support of our contact assets and receivables. As of June 30, 2020 and 2019, we had no customer receivable balance that represented approximately 10% or more of our total receivables.
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
In fiscal 2020, 2019 and 2018, there were no capitalized direct labor costs associated with our development of software for internal use.
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
(i)   Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income and its components for fiscal 2020, 2019 and 2018 are disclosed in the accompanying consolidated statements of comprehensive income.
As of June 30, 2020 and 2019, accumulated other comprehensive income is comprised of foreign translation adjustments of $(5.3) million and $0.3 million, respectively.
(j)   Accounting for Stock-Based Compensation
Substantially all stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.
(k)   Income Taxes

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(m)   Advertising Costs
Advertising costs are expensed as incurred and are classified as sales and marketing expenses. We incurred advertising expenses of $3.5 million, $4.4 million and $3.2 million during fiscal 2020, 2019 and 2018, respectively.
(n)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
(o)    Equity Method Investments
During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.5 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.5 million) commitment. As of June 30, 2020, the fair value of this investment is 0.5 million CAD ($0.3 million), representing our payments towards the total commitment during fiscal 2020, and is recorded in non-current assets in our consolidated balance sheet.
(p)          New Accounting Pronouncements Adopted in Fiscal 2020

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842"). Under the amendment, lessees are required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We adopted Topic 842 effective July 1, 2019 using the effective date method with a modified retrospective transition approach. Results for reporting periods beginning on or after July 1, 2019 are presented under Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840 “Leases.” We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the carry forward of historical assessments of whether a contract contains a lease, lease classification and initial direct costs. The most significant impact of the adoption of Topic 842 was the recognition of operating lease right-of-use assets of $28.5 million and current and non-current operating lease liabilities of $7.4 million and $26.5 million, respectively, and the reversal of deferred rent of $6.5 million as of July 1, 2019. The adoption of Topic 842 did not have a material impact on our operating results or cash flows, and there was no impact on our debt covenants. See Note 4, "Leases," to our Consolidated Financial Statements for more information on the impact of adopting Topic 842.
(q)          Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses ("Topic 326"). The amendment changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, contract assets, held-to-maturity debt securities, loans, and other instruments. Topic 326 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of Topic 326 on our consolidated financial statements. Based upon the work performed to date, we do not expect the adoption of Topic 326 will result in a material impact to our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”). ASU 2020-04 provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022, and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. We are currently evaluating the impact of ASU 2020-04 on our consolidated financial statements.

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

Nature of Products and Services

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The standalone selling price for term arrangements, which always include maintenance for the full term of the arrangement, is the price for the combined license and maintenance bundle. The amount assigned to the license and maintenance bundle is separated into license and maintenance amounts using the respective standalone selling prices represented by the value relationship between the software license and maintenance.

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

Disaggregation of Revenue

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We disaggregate our revenue by region, type of performance obligation, timing of revenue recognition, and segment as follows:

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Revenue by region:
North America	$264,134	$254,428	$235,430
Europe	148,774	153,284	115,990
Other (1)	185,809	188,970	156,146
	$598,717	$596,682	$507,566

Revenue by type of performance obligation:
Term licenses	$388,180	$404,581	$318,442
Maintenance	178,139	163,567	158,838
Professional services and other	32,398	28,534	30,286
	$598,717	$596,682	$507,566

Revenue by segment:
Subscription and software	$566,319	$568,148	$477,280
Services and other	32,398	28,534	30,286
	$598,717	$596,682	$507,566
____________________________________________

(1)	Other consists primarily of Asia Pacific, Latin America and the Middle East.

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

Our contract assets and deferred revenue were as follows as of June 30, 2020 and 2019:

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020	June 30, 2019
		As Adjusted
	(Dollars in Thousands)
Contract assets	$610,473	$582,291
Deferred revenue	(57,081)	(44,891)
	$553,392	$537,400

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue during fiscal 2020 was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $34.1 million of revenue recognized that was included in deferred revenue at June 30, 2019.

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

Amortization of capitalized contract costs is included in selling and marketing expenses in our statement of operations.

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of June 30, 2020 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2021	2022	2023	2024	2025	Thereafter
	(Dollars in Thousands)
License	$74,685	$17,937	$5,299	$2,924	$1,493	$66
Maintenance	170,465	129,353	94,647	64,913	37,153	9,690
Services and other	50,589	901	650	313	172	141

(4) Leases

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of lease expenses for the twelve months ended June 30, 2020 were as follows:

Twelve Months Ended June 30, 2020
(Dollars in Thousands)
Operating lease costs (1)	$9,230
Total lease costs	$9,230
________
(1) Operating lease costs include rent and fixed fees

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases:

June 30, 2020
Weighted average remaining lease term	5.7 years
Weighted average discount rate	4.4%

The following table represents the maturities of our operating lease liabilities as of June 30, 2020:

June 30, 2020
(Dollars in Thousands)
Year Ending June 30,
2021	$8,477
2022	8,784
2023	8,167
2024	7,516
2025	5,481
Thereafter	7,370
Total lease payments	45,795
Less: imputed interest	(5,883)
$39,912

The following table represents the contractual obligations for our operating leases as of June 30, 2019:

June 30, 2019 (1)
(Dollars in Thousands)
Year Ending June 30,
2020	$8,399
2021	7,820
2022	6,514
2023	5,862
2024	4,932
Thereafter	3,307
$36,834
________
(1) As previously disclosed in our 2019 Annual Report on Form 10-K under the previous lease accounting standard, Topic 840, Leases.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Fair Value
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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
June 30, 2020:
Cash equivalents	$1,020	$—
Equity method investments	—	342
June 30, 2019:
Cash equivalents	$1,007	$—

Financial instruments not measured or recorded at fair value in the accompanying consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Amended and Restated Credit Agreement (described below in Note 12, "Credit Agreement") approximates its carrying value due to the floating interest rate.

(6) Accounts Receivable
Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
	(Dollars in Thousands)
Accounts receivable, gross	$62,925	$51,133
Allowance for doubtful accounts	(6,624)	(3,349)
Accounts receivable, net	$56,301	$47,784

As of June 30, 2020 and 2019, we had no customer receivable balance that represented approximately 10% or more of our total receivables.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Property and Equipment
Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2020	2019
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$6,958	$6,642
Purchased software	22,534	22,793
Furniture & fixtures	6,971	6,794
Leasehold improvements	12,424	12,232
Property, equipment and leasehold improvements, at cost	48,887	48,461
Accumulated depreciation	(42,924)	(41,227)
Property, equipment and leasehold improvements, net	$5,963	$7,234

Property and equipment are stated at cost. We record depreciation using the straight-line method over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Purchased software	3 - 5 years
Furniture and fixtures	3 - 10 years
Leasehold improvements	Life of lease or asset, whichever is shorter

During fiscal 2020 and 2019, we wrote off fully depreciated property, equipment and leasehold improvements that were no longer in use with gross book values of $0.9 million and $3.5 million, respectively.
Depreciation expense was $2.4 million, $3.1 million and $3.9 million for fiscal 2020, 2019 and 2018, respectively.
We account for asset retirement obligations in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations. Our asset retirement obligations relate to leasehold improvements for leased properties. The balance of our asset retirement obligations was $0.9 million as of June 30, 2020 and 2019, respectively.

(8) Acquisitions
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

The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Sabisu products and services to our existing customers.  The results of operations of Sabisu have been included prospectively in our results of operations since the date of acquisition

Mnubo, Inc.
On July 12, 2019, we completed the acquisition of all the outstanding shares of Mnubo Inc. (“Mnubo”), a Canada-based provider of purpose-built artificial intelligence and analytics infrastructure for the Internet of things, for a total cash consideration of $78.3 million (102.3 million CAD). The purchase price of $78.3 million includes $7.9 million (10.3 million CAD) paid into an escrow account as security for certain representations, warranties, and obligations of the sellers, which was released from the escrow account in July 2020.
An allocation of the purchase price is as follows:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$512
Identifiable intangible assets:
Technology-related	13,660
Customer relationships	2,990
Goodwill	62,485
Deferred tax liabilities	(1,347)
Total assets acquired, net	$78,300

The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Mnubo products and services to our existing customers.  The results of operations of Mnubo have been included prospectively in our results of operations since the date of acquisition.

(9) Intangible Assets
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following as of June 30, 2020 and 2019:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2020:
Technology	$51,269	$(13,245)	$(842)	$37,182
Customer relationships	9,148	(3,171)	(308)	5,669
Non-compete agreements	553	(553)	—	—
Total	$60,970	$(16,969)	$(1,150)	$42,851
June 30, 2019:
Technology	$37,168	$(8,868)	$(118)	$28,182
Customer relationships	6,503	(1,039)	(100)	5,364
Non-compete agreements	553	(492)	—	61
Total	$44,224	$(10,399)	$(218)	$33,607

Total amortization expense related to intangible assets amounted to $6.6 million, $4.5 million and $2.2 million in fiscal 2020, 2019 and 2018, respectively.
Future amortization expense as of June 30, 2020 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2021	$6,842
2022	6,867
2023	6,843
2024	6,288
2025	6,197
Thereafter	9,814
Total	$42,851

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Goodwill
The changes in the carrying amount of goodwill for our subscription and software reporting segment during the fiscal years ended June 30, 2020 and 2019 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
June 30, 2019:	$145,572	$(65,569)	$(1,620)	$78,383
Goodwill from acquisitions, net of adjustments	62,278	—	—	62,278
Foreign currency translation	—	—	(3,606)	(3,606)
June 30, 2020:	$207,850	$(65,569)	$(5,226)	$137,055

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
June 30, 2018:	$142,316	$(65,569)	$(1,157)	$75,590
Goodwill from acquisitions, net of adjustments	3,256	—	—	3,256
Foreign currency translation	—	—	(463)	(463)
June 30, 2019:	$145,572	$(65,569)	$(1,620)	$78,383

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

We have elected December 31st as the annual impairment assessment date. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2019 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not recognize impairment losses as a result of our analysis. There were also no impairment losses recognized during fiscal 2019 and 2018. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following:

	June 30, 2020	June 30, 2019
	(Dollars in Thousands)
Compensation-related	$27,591	$27,147
Deferred acquisition payments	1,479	4,600
Uncertain tax positions	318	3,751
Royalties and external commissions	3,359	3,665
Share repurchases	—	2,432
Professional fees	2,115	3,053
Deferred rent	—	1,331
Other	8,694	8,615
Total accrued expenses and other current liabilities	$43,556	$54,594

Other non-current liabilities in the accompanying consolidated balance sheets consist of the following:

	June 30, 2020	June 30, 2019
	(Dollars in Thousands)
Deferred rent	$—	$5,187
Uncertain tax positions	2,027	2,274
Deferred acquisition payments	—	1,524
Asset retirement obligations	920	914
Other	160	482
Total other non-current liabilities	$3,107	$10,381

(12) Credit Agreement

In December 2019, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and the lenders and co-documentation agents named therein (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, which amends and restates the Credit Agreement we entered into as of February 26, 2016, provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

Principal outstanding under the Amended and Restated Credit Agreement bears interest at a rate per annum equal to, at our option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate plus 0.5%, and (iii) the LIBO rate multiplied by the Statutory Reserve Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio. The interest rates as of June 30, 2020 were 1.68% on $312.0 million in outstanding borrowings on our term loan facility and 1.69% and 1.68% on $100.0 million and $19.2 million, respectively, in outstanding borrowings on our revolving credit facility.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2020, we had $119.2 million and $312.0 million in outstanding borrowings on our revolving credit facility and term loan facility, respectively. Our current borrowings of $135.2 million consist of $119.2 million of the revolving credit facility and $16.0 million of the term loan facility. Our non-current borrowings of $292.4 million consist of $296.0 million of our term loan facility, net of $3.6 million in debt issuance costs. We had $220.0 million in outstanding current borrowings as of June 30, 2019.

The indebtedness under the revolving credit facility matures on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ended June 30,	Amount
(Dollars in Thousands)
2021	$16,000
2022	20,000
2023	28,000
2024	36,000
2025	212,000
Total	$312,000

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending March 31, 2020, of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of June 30, 2020, we were in compliance with these covenants.

(13) Stock-Based Compensation
Stock Compensation Plans
In December 2016, the shareholders approved the establishment of the 2016 Omnibus Incentive Plan (the 2016 Plan), which provides for the issuance of a maximum of 6,000,000 shares of common stock. The 2016 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2020, there were 5,999,368 shares of common stock available for issuance subject to awards under the 2016 Plan.
In April 2010, the shareholders approved the establishment of the 2010 Equity Incentive Plan (the 2010 Plan), which provides for the issuance of a maximum of 7,000,000 shares of common stock. The 2010 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. The 2010 Plan expired in March 2020.
Employee Stock Purchase Plan

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 26, 2018, our Board of Directors approved the Aspen Technology, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which provides for the issuance of up to 250,000 shares of common stock to participating employees. The ESPP is intended to be a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, or the IRC.  The ESPP was approved at our Annual Meeting of Stockholders on December 7, 2018.  The ESPP currently provides for a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of the offering period. Our initial offering period was January 1, 2019 through June 30, 2019. Our current offering period is July 1, 2020 through December 31, 2020.

We recorded stock-based compensation expense associated with the ESPP of approximately $0.5 million and $0.3 million during fiscal 2020 and 2019, respectively. As a result of employee stock purchases, we issued 19,222 shares and 13,039 shares of common stock during fiscal 2020 and 2019, respectively. The aggregate intrinsic value of shares issued under the ESPP was $1.8 million and $0.9 million during fiscal 2020 and 2019, respectively. As of June 30, 2020, there were 217,739 shares of common stock available for issuance under the ESPP.
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
The weighted average estimated fair value of option awards granted during fiscal 2020, 2019 and 2018 was $33.13, $31.25, and $17.07, respectively.
We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2020	2019	2018
Risk-free interest rate	1.5%	2.8%	1.7%
Expected dividend yield	None	None	None
Expected life (in years)	4.5	4.6	4.6
Expected volatility factor	26.8%	26.6%	28.0%

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock-based compensation expense and its classification in the accompanying consolidated statements of operations for fiscal 2020, 2019 and 2018 was as follows:

	Year Ended June 30,
	2020	2019	2018
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$1,441	$1,282	$559
Cost of service and other	1,961	1,420	920
Selling and marketing	5,656	4,849	3,862
Research and development	8,306	6,923	7,617
General and administrative	14,184	13,099	9,730
Total stock-based compensation	$31,548	$27,573	$22,688

A summary of stock option and RSU activity under all equity plans in fiscal 2020 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	1,304,017	$60.33	6.94	$83,388	793,718	$98.38
Granted	297,859	133.00			266,514	133.35
Settled (RSUs)					(263,136)	84.30
Exercised	(154,168)	46.31
Cancelled / Forfeited	(37,569)	99.00			(444,175)	116.46
Outstanding at June 30, 2020	1,410,139	$76.19	6.67	$49,705	352,921	$112.45
Exercisable at June 30, 2020	977,190	$59.86	5.87	$45,976
Vested and expected to vest at June 30, 2020	1,364,448	$74.94	6.61	$49,308	291,775	$112.33

During fiscal 2020, 2019 and 2018, the weighted average grant-date fair value of RSUs granted was $133.35, $114.72 and $64.32, respectively. During fiscal 2020, 2019 and 2018 the total fair value of vested shares from RSU grants amounted to $29.7 million, $39.9 million and $23.0 million, respectively.
As of June 30, 2020, the total future unrecognized compensation cost related to stock options and RSUs was $10.0 million and $20.1 million, respectively, and are expected to be recorded over a weighted average period of 2.42 years and 2.09 years, respectively.
During fiscal 2020, 2019 and 2018 the weighted average exercise price of stock options granted was $133.00, $113.88 and $64.30. The total intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $9.9 million, $18.2 million and $15.1 million, respectively. We received $9.0 million, $10.9 million and $13.5 million in cash proceeds from issuances of shares of common stock during fiscal 2020, 2019 and 2018, respectively. We paid $10.2 million, $14.7 million and $8.1 million for withholding taxes on vested RSUs during fiscal 2020, 2019 and 2018, respectively.
At June 30, 2020, common stock reserved for future issuance under equity compensation plans was 6.0 million shares.
Performance Awards

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in fiscal 2019, we granted performance-based long-term incentive awards (“performance awards”) to certain of our executives, including our named executive officers. The performance period for each performance award is either of the following two-year periods: (i) fiscal 2019 - fiscal 2020, or (ii) fiscal 2020 - fiscal 2021.  Participants receive RSUs on the grant date associated with achievement of all performance targets. The performance targets for the performance awards are based on meeting at least ten percent growth in annual spend for each fiscal year, defined as an estimate of the annualized value of our portfolio of term license arrangements, as of a specific date, and the performance goals set out in the executive bonus plan for each fiscal year, such as free cash flow. If the performance targets are met during one of the two performance periods and the participant remains actively employed by us, the RSUs convert to time-based vesting wherein fifty percent of the awards immediately vest, and the remaining fifty percent are subject to additional service vesting over a three-year period.  If the performance targets are not met, the participant is no longer actively employed by us prior to the performance targets being met, or the participant is otherwise determined to be ineligible, the participant forfeits all of the RSUs.

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

We granted 418,886 RSUs in connection with the performance awards.  As of June 30, 2020, all of the RSUs issued in connection with the performance awards were forfeited, due to the performance-based conditions not being met in fiscal 2020. No compensation expense was recognized during fiscal 2020 and 2019.

(14) Common Stock
On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million of our common stock. The Share Repurchase Program was announced on January 28, 2015, and expires at the end of each fiscal year unless extended. On April 26, 2016, June 8, 2017, April 18, 2018, December 6, 2018, and April 17, 2019, the Board of Directors approved a $400.0 million, $200.0 million, $200.0 million, $100.0 million, and $200.0 million increase in the Share Repurchase Program, respectively. On July 22, 2020, our Board of Directors approved a new share repurchase program (the "New Share Repurchase Program") for up to $200.0 million of our common stock, and terminated the Share Repurchase Program. The timing and amount of any shares repurchased are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

During fiscal 2020, we repurchased 1,252,289 shares of our common stock in the open market for $150.0 million. During fiscal 2019, we repurchased 3,074,127 shares of our common stock in the open market for $300.0 million. During fiscal 2018, we repurchased 2,797,623 shares of our common stock in the open market for $200.0 million.
As of June 30, 2020, the remaining dollar value under the Share Repurchase Program was $196.3 million.

(15) Net Income Per Share
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the years ended June 30, 2020, 2019 and 2018 are as follows:

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$229,671	$261,362	$281,234

Weighted average shares outstanding	68,000	69,925	72,140
Dilutive impact from:
Employee equity awards	727	862	816
Dilutive weighted average shares outstanding	68,727	70,787	72,956
Income per share
Basic	$3.38	$3.74	$3.90
Dilutive	$3.34	$3.69	$3.85

For the years ended June 30, 2020, 2019 and 2018, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of the balance sheet date:

	Year Ended June 30,
	2020	2019	2018
	(Shares in Thousands)
Employee equity awards	670	784	419

Included in the table above are options to purchase 287,809 shares of our common stock as of June 30, 2020 which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $116.90 per share to $138.14 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of June 30, 2020 and expire at various dates through February 17, 2030.

(16) Income Taxes
Income before provision for income taxes consists of the following:

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Domestic	$274,066	$297,002	$218,452
Foreign	5,291	4,525	7,901
Income before provision for income taxes	$279,357	$301,527	$226,353

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following:

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Federal—
Current	$17,048	$64,194	$47,734
Deferred	28,101	(27,267)	(107,588)
State—
Current	1,367	3,246	1,471
Deferred	500	(1,033)	939
Foreign—
Current	2,797	1,549	2,296
Deferred	(127)	(524)	267
	$49,686	$40,165	$(54,881)

Our tax expense for fiscal 2020 was unfavorably impacted by the recognition of $6.4 million tax expense due to an accounting method change election when we filed our fiscal 2019 federal tax return as a result of a change in tax regulations during this fiscal year, to defer the acceleration of income for tax purposes as a result of adopting Topic 606. Fiscal 2020 was favorably impacted by the FDII deduction and tax credits.
The provision for income taxes differs from that based on the federal statutory rate due to the following:

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Federal tax provision at statutory rate	$58,665	$63,321	$63,515
State income taxes	1,225	1,533	1,411
Remeasurement of deferred taxes	—	—	(110,986)
Foreign-derived intangible income (FDII)	(13,581)	(20,326)	—
Global intangible low-taxed income (GILTI)	404	797	—
Effect of foreign operations	6,148	7,395	4,700
Impact of tax accounting method change	6,433	—	—
Foreign taxes and rate differences	404	514	(164)
Stock-based compensation	33	(3,774)	(2,951)
Tax credits	(7,969)	(9,677)	(7,913)
Uncertain tax positions	(3,236)	1,055	(185)
Domestic production activity deduction	—	—	(4,869)
Valuation allowance	504	(550)	2,326
Other, net	656	(123)	235
Provision for income taxes	$49,686	$40,165	$(54,881)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax liabilities consist of the following at June 30, 2020 and 2019:

	Year Ended June 30,
	2020	2019
		As Adjusted
	(Dollars in Thousands)
Deferred tax assets:
State and foreign credits	$4,922	$4,055
Net operating loss carryforwards	1,200	906
Deferred revenue	4,596	5,252
Other reserves and accruals	7,465	6,082
Intangible assets	982	1,020
Property, leasehold improvements, and other basis differences	5,514	1,433
Other temporary differences	925	453
	25,604	19,201
Deferred tax liabilities:
Contract assets and costs	(158,538)	(147,619)
Deferred revenue	(27,066)	(8,610)
Intangible assets	(6,815)	(5,635)
Property, leasehold improvements, and other basis differences	(5,223)	(1,146)
	(197,642)	(163,010)
Valuation allowance	(6,205)	(4,866)
Net deferred tax liabilities	$(178,243)	$(148,675)

Reflected in the deferred tax assets above at June 30, 2020, we have foreign net operating loss carryforwards of $1.2 million, with unlimited carryforwards, and state and foreign research and development credits of $5.4 million which begin to expire in 2025.
Our valuation allowance for deferred tax assets was $6.2 million and $4.9 million as of June 30, 2020 and 2019, respectively. The most significant portion of the valuation allowance as of June 30, 2020 is attributable to a reserve against state R&D tax credits of $4.8 million.
For fiscal 2020, our income tax provision included amounts determined under the provisions of ASC 740 intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." Tax liabilities were recorded as a component of our income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the reserve for uncertain tax positions is as follows:

	Year Ended June 30,
	2020	2019	2018
	(Dollars in Thousands)
Uncertain tax positions, beginning of year	$5,380	$3,931	$3,921
Gross increases (decreases) —tax positions in prior period	(2,216)	407	544
Gross increases—tax positions in current period	—	1,789	—
Gross decreases—lapse of statutes	(1,032)	(740)	(637)
Currency translation adjustment	(26)	(7)	103
Uncertain tax positions, end of year	$2,106	$5,380	$3,931

At June 30, 2020, the total amount of unrecognized tax benefits is $2.1 million. Upon being recognized, $1.9 million would reduce the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as provision for (benefit from) income taxes. At June 30, 2020, we had approximately $0.3 million of accrued interest and $0.1 million of penalties related to uncertain tax positions. We recorded a benefit for interest and penalties of approximately $0.3 million during fiscal 2020.
We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 2009 to 2019, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.
(17) Commitments and Contingencies
Standby letters of credit for $3.5 million and $3.9 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of June 30, 2020 and 2019, respectively. The letters of credit as of June 30, 2020 expire at various dates through fiscal 2026.
(18) Retirement Plans
We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (IRC) covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee's pretax contribution. We made matching contributions of approximately $2.8 million, $2.6 million and $2.7 million in fiscal 2020, 2019 and 2018, respectively. Additionally, we participate in certain government mandated and defined contribution plans throughout the world for which we comply with all funding requirements.
(19) Segment and Geographic Information
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our reportable segments' profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Year Ended June 30, 2020:
Segment revenue	$566,319	$32,398	$598,717
Segment expenses (1)	(233,205)	(35,118)	(268,323)
Segment profit	$333,114	$(2,720)	$330,394
Year Ended June 30, 2019, As Adjusted:
Segment revenue	$568,148	$28,534	$596,682
Segment expenses (1)	(220,764)	(31,548)	(252,312)
Segment profit	$347,384	$(3,014)	$344,370
Year Ended June 30, 2018, As Adjusted:
Segment revenue	$477,280	$30,286	$507,566
Segment expenses (1)	(204,457)	(28,000)	(232,457)
Segment profit	$272,823	$2,286	$275,109
____________________________________________

(1)
Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income; interest expense; and other (expense) income, net.

Reconciliation to Income Before Income Taxes
The following table presents a reconciliation of total segment operating profit to income before provision for income taxes:

	Year Ended June 30,
	2020	2019	2018
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Total segment profit for reportable segments	$330,394	$344,370	$275,109
General and administrative	(73,035)	(63,231)	(67,181)
Interest income	32,658	28,457	24,954
Interest (expense)	(11,862)	(8,733)	(5,691)
Other (expense) income, net	1,202	664	(838)
Income before income taxes	$279,357	$301,527	$226,353

Geographic Information:
We have long-lived assets of approximately $92.9 million that are located domestically and $132.4 million that reside in other geographic locations as of June 30, 2020. We had long-lived assets of approximately $79.0 million that were located domestically and $44.5 million that reside in other geographic locations as of June 30, 2019.
(20) Immaterial Correction to Prior Period Financial Statements

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of fiscal 2020, we identified errors affecting the transition adjustment recorded upon the adoption of Topic 606 as well as errors in the determination of revenue balances in the periods post-adoption of Topic 606, and as a consequence, we have corrected the impact of the previously reported transition adjustment related to contract assets to reflect a lower contract asset balance and related deferred income taxes balance, in addition to reductions in revenue and net income for the fiscal years ended June 30, 2019 and 2018. The Company considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on evaluation of the misstatements on an individual and aggregate basis, the Company concluded the prior period errors were immaterial to the previously issued consolidated financial statements. As such, the Company has elected to correct the identified error in the prior periods within the current Consolidated Financial Statements. Future filings that include prior periods will be corrected, as needed, when filed. The following presents the effect of recording the immaterial correction in the consolidated financial statements as of and for the fiscal years ended June 30, 2019 and 2018:

	Year Ended June 30, 2019
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Consolidated Statements of Operations
Revenue:
License	$404,122	$459	$404,581
Maintenance	165,436	(1,869)	163,567
Services and other	28,787	(253)	28,534
Total revenue	598,345	(1,663)	596,682
Gross profit	540,529	(1,663)	538,866
Income from operations	282,802	(1,663)	281,139
Income before income taxes	303,190	(1,663)	301,527
Provision for (benefit from) income taxes	40,456	(291)	40,165
Net income	$262,734	$(1,372)	$261,362
Net income per common share:
Basic	$3.76	$(0.02)	$3.74
Diluted	$3.71	$(0.02)	$3.69

	Year Ended June 30, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Consolidated Statements of Operations
Revenue:
License	$326,549	$(8,107)	$318,442
Maintenance	161,065	(2,227)	158,838
Services and other	31,245	(959)	30,286
Total revenue	518,859	(11,293)	507,566
Gross profit	468,215	(11,293)	456,922
Income from operations	219,221	(11,293)	207,928
Income before income taxes	237,646	(11,293)	226,353
Provision for (benefit from) income taxes	(56,057)	1,176	(54,881)
Net income	$293,703	$(12,469)	$281,234
Net income per common share:
Basic	$4.07	$(0.17)	$3.90
Diluted	$4.03	$(0.18)	$3.85

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2019
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Balance Sheets
Prepaid expenses and other current assets	$12,628	$(2,640)	$9,988
Non-current contract assets	325,510	(37,412)	288,098
Total assets	903,065	(40,052)	863,013
Deferred income taxes	159,071	(8,727)	150,344
Retained earnings	1,259,984	(31,325)	1,228,659
Total stockholders' equity	393,285	(31,325)	361,960
Total liabilities and stockholders' equity	$903,065	$(40,052)	$863,013

	June 30, 2019
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Statements of Stockholders' Equity
Retained earnings, beginning of year	$997,250	$(29,953)	$967,297
Retained earnings, end of year	1,259,984	(31,325)	1,228,659

	June 30, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Statements of Stockholders' Equity
Retained earnings, beginning of year	$703,547	$(17,484)	$686,063
Retained earnings, end of year	997,250	(29,953)	967,297

	Year Ended June 30, 2019
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Statements of Cash Flows
Cash flows from operating activities:
Net income	$262,734	$(1,372)	$261,362
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(26,839)	(290)	(27,129)
Changes in assets and liabilities:
Contract assets	(59,322)	1,662	(57,660)
Net cash provided by operating activities	238,313	—	238,313

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands)
Consolidated Statements of Cash Flows
Cash flows from operating activities:
Net income	$293,703	$(12,469)	$281,234
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(110,308)	1,177	(109,131)
Changes in assets and liabilities:
Contract assets	3,640	11,292	14,932
Net cash provided by operating activities	206,936	—	206,936

(21) Quarterly Financial Data (Unaudited)
The following tables present quarterly consolidated statement of operations data for fiscal 2020 and 2019. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP. Selected quarterly data provided below has been revised, as compared to the selected quarterly financial data presented in the Company’s Quarterly Reports on Form 10-Q for the immaterial correction discussed within Note 20, "Immaterial Correction to Prior Period Financial Statements."
The following presents results of operations for the fourth quarter of fiscal 2020, and also presents the effect of recording the immaterial correction in the consolidated quarterly financial data for the first three quarters of fiscal 2020 and the four quarters of fiscal 2019:

Three Months Ended
June 30, 2020
(Dollars in Thousands, Except per Share Data)
Total revenue	$201,940
Gross profit	186,782
Income from operations	116,296
Net income	94,530
Net income per common share:
Basic	$1.40
Diluted	$1.39
Weighted average shares outstanding:
Basic	67,634
Diluted	68,176

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Total revenue	$132,027	$(1,439)	$130,588
Gross profit	116,322	(1,439)	114,883
Income from operations	46,173	(1,439)	44,734
Net income	43,521	(1,695)	41,826
Net income per common share:
Basic	$0.64	$(0.02)	$0.62
Diluted	$0.64	$(0.03)	$0.61
Weighted average shares outstanding:
Basic	67,806	—	67,806
Diluted	68,482	—	68,482

	Three Months Ended December 31, 2019
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Total revenue	$124,732	$1,280	$126,012
Gross profit	109,206	1,280	110,486
Income from operations	41,659	1,280	42,939
Net income	38,275	1,526	39,801
Net income per common share:
Basic	$0.56	$0.02	$0.58
Diluted	$0.56	$0.02	$0.58
Weighted average shares outstanding:
Basic	68,114	—	68,114
Diluted	68,844	—	68,844

	Three Months Ended September 30, 2019
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Total revenue	$134,091	$6,086	$140,177
Gross profit	118,873	6,086	124,959
Income from operations	47,304	6,086	53,390
Net income	46,284	7,230	53,514
Net income per common share:
Basic	$0.68	$0.10	$0.78
Diluted	$0.67	$0.10	$0.77
Weighted average shares outstanding:
Basic	68,441	—	68,441
Diluted	69,317	—	69,317

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Total revenue	$195,769	$1,388	$197,157
Gross profit	180,279	1,388	181,667
Income from operations	111,223	1,388	112,611
Net income	103,865	2,129	105,994
Net income per common share:
Basic	$1.51	$0.03	$1.54
Diluted	$1.49	$0.03	$1.52
Weighted average shares outstanding:
Basic	68,839	—	68,839
Diluted	69,638	—	69,638

	Three Months Ended March 31, 2019
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Total revenue	$147,984	$312	$148,296
Gross profit	133,624	312	133,936
Income from operations	70,831	312	71,143
Net income	61,587	364	61,951
Net income per common share:
Basic	$0.89	$—	$0.89
Diluted	$0.88	$—	$0.88
Weighted average shares outstanding:
Basic	69,423	—	69,423
Diluted	70,160	—	70,160

	Three Months Ended December 31, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Total revenue	$140,423	$(2,400)	$138,023
Gross profit	125,684	(2,400)	123,284
Income from operations	63,758	(2,400)	61,358
Net income	59,217	(2,763)	56,454
Net income per common share:
Basic	$0.84	$(0.04)	$0.80
Diluted	$0.83	$(0.04)	$0.79
Weighted average shares outstanding:
Basic	70,428	—	70,428
Diluted	71,148	—	71,148

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Adjusted
	(Dollars in Thousands, Except per Share Data)
Total revenue	$114,169	$(963)	$113,206
Gross profit	100,942	(963)	99,979
Income from operations	36,990	(963)	36,027
Net income	38,066	(1,100)	36,966
Net income per common share:
Basic	$0.54	$(0.02)	$0.52
Diluted	$0.53	$(0.02)	$0.51
Weighted average shares outstanding:
Basic	70,988	—	70,988
Diluted	72,015	—	72,015

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions: Charges to Costs and Expenses	Deductions: Returns and Write-Offs	Balance at End of Year
	(Dollars in Thousands)
Year ended June 30, 2020 Allowance for doubtful accounts	$(3,349)	$(5,255)	$1,980	$(6,624)
Year ended June 30, 2019 Allowance for doubtful accounts	(2,703)	(1,621)	975	(3,349)
Year ended June 30, 2018 Allowance for doubtful accounts	(1,285)	(2,463)	1,045	(2,703)

EXHIBIT INDEX

Exhibit Number	Description	Filed with this Form 10-K

3.1	Certificate of Incorporation of Aspen Technology, Inc., as amended

3.2	Amended and Restated By-laws of Aspen Technology, Inc., adopted on May 19, 2020

4.1	Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.

4.2	Description of Securities	X

10.1	Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts

10.2	System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology

10.3	Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology

10.4	Rule 2.7 Announcement, dated January 12, 2016

10.5
364-Day Bridge Credit Agreement, dated as of January 12, 2016, among Aspen Technology, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner

10.6
Credit Agreement, dated as of February 26, 2016, among Aspen Technology, Inc., as borrower, the lenders, co-documentation agents and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, and Silicon Valley Bank, as syndication agent, joint lead arranger and joint bookrunner

10.7
Incremental Facility Amendment, dated as of August 9, 2017, to the Credit Agreement dated as of February 26, 2016 among Aspen Technology, Inc. as borrower, the lenders, JPMorgan Chase Bank, N.A. as administrative agent and issuing bank, and certain other Lenders acting in such capacity from time to time, as issuing banks

10.8
Amended and Restated Credit Agreement dated as of December 23, 2019, among Aspen Technology, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and Citibank N.A., Citizens Bank, N.A., TD Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents

10.9
First Amendment to Amended and Restated Credit Agreement dated as of August 5, 2020, among Aspen Technology, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and Citibank N.A., Citizens Bank, N.A., TD Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents

X

10.10	Master Confirmation-Accelerated Share Repurchase Dated August 29, 2016, with J.P. Morgan Securities, as agent for JP Morgan Chase Bank

10.11
Stock Purchase Agreement dated October 26, 2016 by and among AspenTech Holding Corporation, Mtelligence Corporation, each of the stockholders and key sellers of Mtelligence Corporation, and Cito Capital Corporation

Exhibit Number	Description	Filed with this Form 10-K

10.12^	Aspen Technology, Inc. 2010 Equity Incentive Plan

10.13^	Form of Terms and Conditions of Restricted Stock Unit Agreement granted under Aspen Technology, Inc. 2010 Equity Incentive Plan

10.14^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan

10.15^	Aspen Technology, Inc. 2016 Omnibus Incentive Plan

10.16^	Form of Terms and Conditions of Restricted Stock Unit Agreement Granted Under Aspen Technology Inc. 2016 Omnibus Incentive Plan

10.17^	Form of Terms and Conditions of Stock Option Agreement Granted Under Aspen Technology Inc. 2016 Omnibus Incentive Plan

10.18^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2016)

10.19^	Aspen Technology, Inc. Executive Annual Bonus Plan (Fiscal Year 2017)

10.20^
Aspen Technology, Inc. Executive Annual Bonus Plan (Fiscal Year 2017)(Correction of the exhibit filed as Exhibit 10.1 of the 8-K filed on July 22, 2016, in which Growth in Annual Spend was referred to as Growth in License Annual Spend)

10.21^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2018)

10.22^	Aspen Technology, Inc. Executive Annual Incentive Bonus Plan (Fiscal Year 2019)

10.23^	Aspen Technology, Inc. FY20 Executive Bonus Plan

10.24^	Aspen Technology, Inc. FY21 Executive Bonus Plan

10.25^	Letter agreement dated August 2, 2019 between Aspen Technology, Inc. and Gary M. Weiss

10.26^	Amended and Restated Executive Retention Agreement dated January 31, 2019 entered into by Aspen Technology, Inc. and Antonio J. Pietri

10.27^	Form of Amended and Restated Executive Retention Agreement dated January 31, 2019 entered into between Aspen Technology, Inc. and each of Gary M. Weiss, Karl E. Johnsen and Frederic G. Hammond

10.28^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.

10.29^	Non-Competition and Non-Solicitation Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri

21.1	Subsidiaries of Aspen Technology, Inc.	X

23.1	Consent of KPMG LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

Exhibit Number	Description	Filed with this Form 10-K

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
____________________________________________

(1)	The SEC File No. is 000-24786 for Exhibits 3.1, 4.1, 10.2, 10.3, and 10.28, inclusive. The SEC File No. for all other exhibits is 001-34630.

^	Management contract or compensatory plan or arrangement

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

ASPEN TECHNOLOGY, INC.
Date: December 9, 2020	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri President and Chief Executive Officer

Date: December 9, 2020	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONIO J. PIETRI	President and Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2020
Antonio J. Pietri

/s/ KARL E. JOHNSEN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 9, 2020
Karl E. Johnsen

/s/ CHRISTOPHER J. STAGNO	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 9, 2020
Christopher J. Stagno

/s/ ROBERT M. WHELAN, JR.	Chairman of the Board of Directors	December 9, 2020
Robert M. Whelan, Jr.

/s/ DR. THOMAS BRADICICH	Director	December 9, 2020
Dr. Thomas Bradicich

/s/ DONALD P. CASEY	Director	December 9, 2020
Donald P. Casey

/s/ AMAR HANSPAL	Director	December 9, 2020
Amar Hanspal

/s/ GARY E. HAROIAN	Director	December 9, 2020
Gary E. Haroian

/s/ ADRIANA KARABOUTIS	Director	December 9, 2020
Adriana Karaboutis

/s/ GEORGIA KERESTY	Director	December 9, 2020
Georgia Keresty

/s/ JOAN C. MCARDLE	Director	December 9, 2020
Joan C. McArdle

/s/ SIMON OREBI GANN	Director	December 9, 2020
Simon Orebi Gann

/s/ R. HALSEY WISE	Director	December 9, 2020
R. Halsey Wise