Form 10-Q
period 2020-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2021-01-27
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of January 20, 2021, there were 67,836,428 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$180,170	$72,436	$242,029	$160,155
Maintenance	46,818	44,547	93,676	88,219
Services and other	6,730	9,029	12,984	17,815
Total revenue	233,718	126,012	348,689	266,189
Cost of revenue:
License	2,238	2,009	4,374	3,669
Maintenance	4,128	4,584	8,892	9,561
Services and other	7,949	8,933	16,515	17,514
Total cost of revenue	14,315	15,526	29,781	30,744
Gross profit	219,403	110,486	318,908	235,445
Operating expenses:
Selling and marketing	26,575	28,500	51,747	57,692
Research and development	22,172	22,625	44,702	45,118
General and administrative	21,203	16,422	38,836	36,306
Total operating expenses	69,950	67,547	135,285	139,116
Income from operations	149,453	42,939	183,623	96,329
Interest income	9,304	8,428	17,973	16,404
Interest (expense)	(2,049)	(3,161)	(4,144)	(6,161)
Other (expense) income, net	(333)	(997)	(1,802)	135
Income before income taxes	156,375	47,209	195,650	106,707
Provision for income taxes	27,223	7,408	33,787	13,392
Net income	$129,152	$39,801	$161,863	$93,315
Net income per common share:
Basic	$1.91	$0.58	$2.39	$1.37
Diluted	$1.89	$0.58	$2.37	$1.35
Weighted average shares outstanding:
Basic	67,780	68,114	67,754	68,277
Diluted	68,400	68,844	68,360	69,090

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Dollars in Thousands)
Net income	$129,152	$39,801	$161,863	$93,315
Other comprehensive income:
Foreign currency translation adjustments	7,266	3,739	11,419	637
Total other comprehensive income	7,266	3,739	11,419	637
Comprehensive income	$136,418	$43,540	$173,282	$93,952

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2020	June 30, 2020
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$217,487	$287,796
Accounts receivable, net	46,348	56,301
Current contract assets, net	309,964	291,497
Prepaid expenses and other current assets	10,922	10,884
Prepaid income taxes	4,003	3,962
Total current assets	588,724	650,440
Property, equipment and leasehold improvements, net	5,748	5,963
Computer software development costs, net	1,438	928
Goodwill	157,797	137,055
Intangible assets, net	48,223	42,851
Non-current contract assets, net	419,258	318,976
Contract costs	28,295	28,614
Operating lease right-of-use assets	33,431	34,905
Deferred tax assets	2,863	1,735
Other non-current assets	2,112	1,839
Total assets	$1,287,889	$1,223,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,876	$3,988
Accrued expenses and other current liabilities	40,230	43,556
Current operating lease liabilities	7,094	6,824
Income taxes payable	4,359	1,799
Current borrowings	16,000	135,163
Current deferred revenue	48,582	43,168
Total current liabilities	119,141	234,498
Non-current deferred revenue	12,524	13,913
Deferred tax liabilities	181,734	179,978
Non-current operating lease liabilities	30,890	33,088
Non-current borrowings, net	284,757	292,369
Other non-current liabilities	4,711	3,107
Commitments and contingencies (Note 17)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 367,000 shares as of December 31, 2020 and June 30, 2020 Issued and outstanding— none as of December 31, 2020 and June 30, 2020	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 104,099,832 shares at December 31, 2020 and 103,988,707 shares at June 30, 2020 Outstanding— 67,829,817 shares at December 31, 2020 and 67,718,692 shares at June 30, 2020	10,410	10,399
Additional paid-in capital	783,897	769,411
Retained earnings	1,620,193	1,458,330
Accumulated other comprehensive income (loss)	6,131	(5,288)
Treasury stock, at cost—36,270,015 shares of common stock at December 31, 2020 and 36,270,015 shares at June 30, 2020	(1,766,499)	(1,766,499)
Total stockholders’ equity	654,132	466,353
Total liabilities and stockholders’ equity	$1,287,889	$1,223,306

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2020	103,988,707	$10,399	$769,411	$1,458,330	$(5,288)	36,270,015	$(1,766,499)	$466,353
Comprehensive income:
Net income	—	—	—	32,711	—	—	—	32,711
Other comprehensive income	—	—	—	—	4,153			4,153
Issuance of shares of common stock	12,943	1	314	—	—	—		315
Issuance of restricted stock units and net share settlement related to withholding taxes	26,265	3	(1,761)	—	—	—	—	(1,758)
Stock-based compensation	—	—	6,268	—	—	—	—	6,268
September 30, 2020	104,027,915	$10,403	$774,232	$1,491,041	$(1,135)	36,270,015	$(1,766,499)	$508,042
Comprehensive income:
Net income	—	—	—	129,152	—	—	—	129,152
Other comprehensive income	—	—	—	—	7,266			7,266
Issuance of shares of common stock	34,681	3	2,843	—	—	—		2,846
Issuance of restricted stock units and net share settlement related to withholding taxes	37,236	4	(2,274)	—	—	—	—	(2,270)
Stock-based compensation	—	—	9,096	—	—	—	—	9,096
Balance December 31, 2020	104,099,832	$10,410	$783,897	$1,620,193	$6,131	36,270,015	$(1,766,499)	$654,132

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
June 30, 2019	103,642,292	$10,365	$739,099	$1,228,659	$336	35,017,726	$(1,616,499)	$361,960
Comprehensive income:
Net income	—	—	—	53,514	—	—	—	53,514
Other comprehensive (loss)	—	—	—	—	(3,102)			(3,102)
Issuance of shares of common stock	17,783	2	933	—	—	—		935
Issuance of restricted stock units and net share settlement related to withholding taxes	57,451	5	(3,399)	—	—	—	—	(3,394)
Repurchase of common stock	—	—	—	—	—	382,279	(50,000)	(50,000)
Stock-based compensation	—	—	9,275	—	—	—	—	9,275
September 30, 2019	103,717,526	$10,372	$745,908	$1,282,173	$(2,766)	35,400,005	$(1,666,499)	$369,188
Comprehensive income:
Net income	—	—	—	39,801	—	—	—	39,801
Other comprehensive income	—	—	—	—	3,739			3,739
Issuance of shares of common stock	31,857	3	1,938	—	—	—		1,941
Issuance of restricted stock units and net share settlement related to withholding taxes	39,155	4	(2,623)	—	—	—	—	(2,619)
Repurchase of common stock	—	—	—	—	—	418,019	(50,000)	(50,000)
Stock-based compensation	—	—	7,559	—	—	—	—	7,559
Balance December 31, 2019	103,788,538	$10,379	$752,782	$1,321,974	$973	35,818,024	$(1,716,499)	$369,609

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2020	2019
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$161,863	$93,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,857	4,479
Reduction in the carrying amount of right-of-use assets	4,779	3,251
Net foreign currency losses (gains)	2,054	(162)
Stock-based compensation	15,364	16,834
Deferred income taxes	212	(1,400)
Provision for bad debts	4,736	1,264
Other non-cash operating activities	407	215
Changes in assets and liabilities:
Accounts receivable	8,372	(4,539)
Contract assets, net	(123,373)	(29,887)
Contract costs	321	(830)
Lease liabilities	(5,235)	(3,396)
Prepaid expenses, prepaid income taxes, and other assets	42	(1,768)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(7,063)	(23,105)
Deferred revenue	6,954	7,936
Net cash provided by operating activities	74,290	62,207
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(522)	(968)
Payments for business acquisitions, net of cash acquired	(15,943)	(74,219)
Payments for equity method investments	(166)	—
Payments for capitalized computer software development costs	(895)	(70)
Net cash used in investing activities	(17,526)	(75,257)
Cash flows from financing activities:
Issuance of shares of common stock	3,114	2,714
Repurchases of common stock	—	(100,864)
Payments of tax withholding obligations related to restricted stock	(4,107)	(5,851)
Proceeds from revolving credit facility, net of repayments	(119,182)	129,163
Repayments of amounts borrowed under term loan	(8,000)	—
Payments of debt issuance costs	—	(3,454)
Net cash provided by (used in) financing activities	(128,175)	21,708
Effect of exchange rate changes on cash and cash equivalents	1,104	(98)
Increase (decrease) in cash, cash equivalents, and restricted cash	(70,307)	8,560
Cash and cash equivalents, beginning of period	287,796	71,926
Cash, cash equivalents, and restricted cash, end of period	$217,489	$80,486
Supplemental disclosure of cash flow information:
Income taxes paid, net	$30,668	$19,748
Interest paid	4,217	5,192
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$57	$(96)
Change in repurchases of common stock included in accounts payable and accrued expenses	—	(864)

Lease liabilities arising from obtaining right-of-use assets	1,291	4,824

	December 31, 2020	December 31, 2019
Reconciliation to amounts within the unaudited consolidated balance sheets:	(Dollars in Thousands)
Cash and cash equivalents	$217,487	$80,486
Restricted cash included in other non-current assets	2	—
Cash, cash equivalents, and restricted cash, end of period	$217,489	$80,486
See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2020, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. We adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses ("Topic 326") effective July 1, 2020. Refer to Note 2(h), “New Accounting Pronouncements Adopted in Fiscal 2021,” for further information regarding the adoption of Topic 326. There were no other material changes to our significant accounting policies during the three and six months ended December 31, 2020.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other (expense), net. Net foreign currency exchange (losses) gains were $(0.6) million and $(1.0) million during the three months ended December 31, 2020 and 2019, respectively, and $(2.1) million and $0.2 million during the six months ended December 31, 2020 and 2019, respectively.

(e)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility. There was less than $0.1 million of capitalized direct labor costs associated with our development of software for sale during the three months ended December 31, 2020 and 2019, respectively, and $0.7 million and less than $0.1 million during the six months ended December 31, 2020 and 2019, respectively.
(f) Restricted Cash

As of December 31, 2020, our restricted cash balance of less than $0.1 million related to funds subject to contractual restrictions. We did not have a restricted cash balance as of June 30, 2020.

(g)    Equity Method Investments

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of December 31, 2020, the fair value of this investment is 0.7 million CAD ($0.5 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

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

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, timing of revenue recognition, and segment as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Dollars in Thousands)
Revenue by region:
North America	$111,192	$49,389	$158,431	$111,814
Europe	77,474	32,468	111,190	70,746
Other (1)	45,052	44,155	79,068	83,629
	$233,718	$126,012	$348,689	$266,189

Revenue by type of performance obligation:
Term licenses	$180,170	$72,436	$242,029	$160,155
Maintenance	46,818	44,547	93,676	88,219
Professional services and other	6,730	9,029	12,984	17,815
	$233,718	$126,012	$348,689	$266,189

Revenue by segment:
Subscription and software	$226,988	$116,983	$335,705	$248,374
Services and other	6,730	9,029	12,984	17,815
	$233,718	$126,012	$348,689	$266,189
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
The following table presents the change in the reserve for contract assets during the six months ended December 31, 2020:

June 30, 2020	Provision	Write-Offs, Recoveries, and Billings	December 31, 2020
(Dollars in Thousands)
$(2,947)	$(4,796)	$33	$(7,710)

Our total contract assets, net and deferred revenue were as follows as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	(Dollars in Thousands)
Contract assets, net	$729,222	$610,473
Deferred revenue	(61,106)	(57,081)
	$668,116	$553,392

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the six months ended December 31, 2020 was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $25.2 million of revenue recognized that was included in deferred revenue as of June 30, 2020.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of December 31, 2020 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2021	2022	2023	2024	2025	Thereafter
	(Dollars in Thousands)
License	$60,919	$21,414	$10,583	$4,019	$4,653	$700
Maintenance	90,190	150,787	115,109	84,035	53,523	23,311
Services and other	43,008	3,998	859	390	226	197

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

Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of lease expenses for the three and six months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Dollars in Thousands)		(Dollars in Thousands)
Operating lease costs (1)	$2,474	$2,293	$4,897	$4,476
Total lease costs	$2,474	$2,293	$4,897	$4,476
________
(1) Operating lease costs include rent and fixed fees

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
Weighted average remaining lease term	5.2 years	5.7 years
Weighted average discount rate	4.3%	4.4%

The following table represents the maturities of our operating lease liabilities as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	(Dollars in Thousands)
Year Ending June 30,
2021	$3,752	$8,477
2022	9,570	8,784
2023	8,823	8,167
2024	7,661	7,516
2025	5,567	5,481
Thereafter	7,720	7,370
Total lease payments	43,093	45,795
Less: imputed interest	(5,109)	(5,883)
	$37,984	$39,912

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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2020 and June 30, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
December 31, 2020:
Cash equivalents	$1,020	$—
Equity method investments	—	548
June 30, 2020:
Cash equivalents	$1,020	$—
Equity method investments	—	342

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

6.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	(Dollars in Thousands)
Accounts receivable, gross	$55,596	$62,925
Allowance for doubtful accounts	(9,248)	(6,624)
Accounts receivable, net	$46,348	$56,301

As of December 31, 2020 and June 30, 2020, we had no customer receivable balances that individually represented 10% or more of our net accounts receivable.

7.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$7,424	$6,958
Purchased software	22,544	22,534
Furniture & fixtures	7,106	6,971
Leasehold improvements	12,672	12,424
Property, equipment and leasehold improvements, at cost	49,746	48,887
Accumulated depreciation	(43,998)	(42,924)
Property, equipment and leasehold improvements, net	$5,748	$5,963

8. Acquisitions

Camo Analytics AS
On November 17, 2020, we completed the acquisition of substantially all the outstanding shares of Camo Analytics AS (“Camo”), a leading provider of industrial analytics, for a total cash consideration of $12.8 million. The purchase price consisted of $10.1 million of cash paid at closing, $0.3 million to be paid for the remaining undelivered shares as of the closing date, and $2.4 million to be held back as security for certain representations, warranties, and obligations of the sellers. The holdback amounts are recorded in accrued expenses and other current liabilities in our consolidated balance sheet.
An allocation of the purchase price is as follows:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$637
Identifiable intangible assets:
Technology-related	2,555
Customer relationships	1,916
Goodwill	7,668
Total assets acquired, net	$12,776

The amounts above represent the preliminary fair value estimates as of December 31, 2020 and are subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Camo products and services to our existing customers and is reported under the subscription and software reporting unit.  The results of operations of Camo have been included prospectively in our results of operations since the date of acquisition.

OptiPlant, Inc.
On December 8, 2020, we completed the acquisition of all the outstanding shares of OptiPlant, Inc. (“OptiPlant”), a leading provider of AI Driven 3D Conceptual Design and Engineering Automation software, for a total cash consideration of $8.3 million. The purchase price consisted of $6.8 million of cash paid at closing, $0.3 million to be held back for working capital adjustments, and $1.2 million to be held back as security for certain representations, warranties, and obligations of the sellers. The holdback amounts are recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively, in our consolidated balance sheet.
An allocation of the purchase price is as follows:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$45
Identifiable intangible assets:
Technology-related	1,485
Customer relationships	990
Goodwill	6,275
Deferred tax liabilities	(545)
Total assets acquired, net	$8,250
The amounts above represent the preliminary fair value estimates as of December 31, 2020 and are subject to subsequent adjustment as we obtain additional information during the measurement period and finalize our fair value estimates. The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling OptiPlant products and services to our existing customers and is reported under the subscription and software reporting unit.  The results of operations of OptiPlant have been included prospectively in our results of operations since the date of acquisition.
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
Intangible assets consisted of the following as of December 31, 2020 and June 30, 2020:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
December 31, 2020:
Technology	$55,309	$(16,182)	$636	$39,763
Customer relationships	12,054	(3,847)	253	8,460
Non-compete agreements	553	(553)	—	—
Total	$67,916	$(20,582)	$889	$48,223
June 30, 2020:
Technology	$51,269	$(13,245)	$(842)	$37,182
Customer relationships	9,148	(3,171)	(308)	5,669
Non-compete agreements	553	(553)	—	—
Total	$60,970	$(16,969)	$(1,150)	$42,851
Total amortization expense related to intangible assets is included in cost of license revenue and operating expenses and amounted to approximately $1.9 million and $1.7 million during the three months ended December 31, 2020 and 2019, respectively, and $3.6 million and $2.9 million during the six months ended December 31, 2020 and 2019, respectively.
Future amortization expense as of December 31, 2020 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2021	$4,057
2022	8,173
2023	8,154
2024	7,608
2025	7,521
Thereafter	12,710
Total	$48,223

10. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the three months ended December 31, 2020 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2020:	$207,850	$(65,569)	$(5,226)	$137,055
Goodwill from acquisitions	13,453	—	—	13,453
Foreign currency translation	—	—	7,289	7,289
December 31, 2020:	$221,303	$(65,569)	$2,063	$157,797

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

We have elected December 31st as the annual impairment assessment date. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2020 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

11. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	(Dollars in Thousands)
Compensation-related	$19,963	$27,591
Deferred acquisition payments	4,610	1,479
Uncertain tax positions	331	318
Royalties and external commissions	3,569	3,359
Professional fees	3,651	2,115
Other	8,106	8,694
Total accrued expenses and other current liabilities	$40,230	$43,556

Other non-current liabilities consisted of the following as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
	(Dollars in Thousands)
Uncertain tax positions	$2,426	$2,027
Deferred acquisition payments	1,200	—
Asset retirement obligations	954	920
Other	131	160
Total other non-current liabilities	$4,711	$3,107

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

Principal outstanding under the Amended and Restated Credit Agreement bears interest at a rate per annum equal to, at our option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate (as defined in the Amended and Restated Credit Agreement) plus 0.5%, and (iii) the LIBO rate (as defined in the Amended and Restated Credit Agreement) multiplied by the Statutory Reserve Rate (as defined in the Amended and Restated Credit Agreement) plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio. The interest rates as of December 31, 2020 were  1.65% on $304.0 million in outstanding borrowings on our term loan facility.

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

As of December 31, 2020, our current borrowings of $16.0 million consist of the term loan facility. Our non-current borrowings of $284.8 million consist of $288.0 million of our term loan facility, net of $3.2 million in debt issuance costs. We had current borrowings of $135.2 million and non-current borrowings of $292.4 million as of June 30, 2020.

The indebtedness under the revolving credit facility matures on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ended June 30,	Amount
(Dollars in Thousands)
2021	$8,000
2022	20,000
2023	28,000
2024	36,000
2025	212,000
Total	$304,000

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending December 31, 2020, of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of December 31, 2020, we were in compliance with these covenants.

13.  Stock-Based Compensation
Stock Compensation Accounting
The weighted average estimated fair value of option awards granted was $37.30 and $27.85 during the three months ended December 31, 2020 and 2019, respectively, and $38.11 and $33.11 during the six months ended December 31, 2020 and 2019, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended December 31,
	2020	2019
Risk-free interest rate	0.3%	1.5%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.7	4.5
Expected volatility factor	34.2%	26.8%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$122	$362	$438	$761
Cost of services and other	351	484	801	1,027
Selling and marketing	1,612	1,209	2,856	2,756
Research and development	2,449	2,009	4,171	4,111
General and administrative	4,562	3,495	7,098	8,179
Total stock-based compensation	$9,096	$7,559	$15,364	$16,834

A summary of stock option and restricted stock unit ("RSU") activity under all equity plans for the six months ended December 31, 2020 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2020	1,410,139	$76.19	6.67	$49,705	352,921	$112.45
Granted	293,812	129.86			223,804	130.01
Settled (RSUs)	—				(94,654)	102.89
Exercised (Stock options)	(12,943)	24.38			—
Cancelled / Forfeited	(24,802)	113.15			(18,977)	111.43
Outstanding at December 31, 2020	1,666,206	$85.58	6.78	$74,124	463,094	$122.95
Vested and exercisable at December 31, 2020	1,056,105	$64.71	5.60	$69,483
Vested and expected to vest as of December 31, 2020	1,589,595	$84.40	6.71	$73,699	419,395	$122.94

As of December 31, 2020, common stock reserved for future issuance under equity compensation plans was 5.5 million shares.

Employee Stock Purchase Plan

On July 26, 2018, our Board of Directors approved the Aspen Technology, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which provides for the issuance of up to 250,000 shares of common stock to participating employees. The ESPP is intended to be a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986 (the "IRC").  The ESPP was approved at our Annual Meeting of Stockholders on December 7, 2018.  The ESPP currently provides for a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of the offering period. Our initial offering period was January 1, 2019 through June 30, 2019. During the six months ended December 31, 2020, our offering period was July 1, 2020 through December 31, 2020.

We recorded stock-based compensation expense associated with the ESPP of $0.1 million and $0.1 million during the three months ended December 31, 2020 and 2019, respectively, and $0.3 million and $0.2 million during the six months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there were 208,687 shares of common stock available for issuance under the ESPP.

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

No shares of our common stock were repurchased in the open market under the New Share Repurchase Program during the three and six months ended December 31, 2020. 418,019 and 800,298 shares of our common stock were repurchased in the open market for $50.0 million and $100.0 million under the Share Repurchase Program during the three and six months ended

December 31, 2019, respectively. As of December 31, 2020, the total remaining value under the New Share Repurchase Program was approximately $200.0 million.

Accumulated Other Comprehensive Income (Loss)

As of December 31, 2020 and June 30, 2020, accumulated other comprehensive income (loss) was comprised of foreign currency translation adjustments of $6.2 million and $(5.3) million, respectively.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$129,152	$39,801	$161,863	$93,315

Weighted average shares outstanding	67,780	68,114	67,754	68,277

Dilutive impact from:
Employee equity awards	620	730	606	813
Dilutive weighted average shares outstanding	68,400	68,844	68,360	69,090

Income per share
Basic	$1.91	$0.58	$2.39	$1.37
Dilutive	$1.89	$0.58	$2.37	$1.35

For the three and six months ended December 31, 2020 and 2019, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Shares in Thousands)
Employee equity awards	943	698	1,063	691

Included in the table above are options to purchase 556,432 and 560,979 shares of our common stock during the three and six months ended December 31, 2020, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $121.67 per share to $138.14 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of December 31, 2020 and expire at various dates through December 29, 2030.

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

Our effective tax rate was 17.4% and 15.7% during the three months ended December 31, 2020 and 2019, respectively, and 17.3% and 12.6% during the six months ended December 31, 2020 and 2019, respectively. Our effective tax rate was lower in the three and six months ended December 31, 2019 as a result of the tax contingency reversal due to settling an IRS audit.

We recognized an income tax expense of $27.2 million and $7.4 million during the three months ended December 31, 2020 and 2019, respectively, and $33.8 million and $13.4 million during the six months ended December 31, 2020 and 2019, respectively. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

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

17. Commitments and Contingencies

Standby letters of credit for $2.1 million and $3.5 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2020 and June 30, 2020, respectively. The letters of credit expire at various dates through fiscal 2026.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2020
Segment revenue	$226,988	$6,730	$233,718
Segment expenses (1)	(55,113)	(7,949)	(63,062)
Segment profit	$171,875	$(1,219)	$170,656

Three Months Ended December 31, 2019
Segment revenue	$116,983	$9,029	$126,012
Segment expenses (1)	(57,718)	(8,933)	(66,651)
Segment profit (loss)	$59,265	$96	$59,361

Six Months Ended December 31, 2020
Segment revenue	$335,705	$12,984	$348,689
Segment expenses (1)	(109,715)	(16,515)	(126,230)
Segment profit	$225,990	$(3,531)	$222,459

Six Months Ended December 31, 2019
Segment revenue	$248,374	$17,815	$266,189
Segment expenses (1)	(116,040)	(17,514)	(133,554)
Segment profit (loss)	$132,334	$301	$132,635

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income; interest expense; and other (expense) income, net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(Dollars in Thousands)

Total segment profit for reportable segments	$170,656	$59,361	$222,459	$132,635
General and administrative expense	(21,203)	(16,422)	(38,836)	(36,306)
Interest income	9,304	8,428	17,973	16,404
Interest (expense)	(2,049)	(3,161)	(4,144)	(6,161)
Other (expense) income, net	(333)	(997)	(1,802)	135
Income before income taxes	$156,375	$47,209	$195,650	$106,707

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
Recent Events
In December 2019, the novel SARS-CoV-2 virus and associated COVID-19 disease (“COVID-19”) were reported in China, and in March 2020 the World Health Organization declared a pandemic. Since the beginning of March 2020, the sudden decrease in demand for oil due to the COVID-19 pandemic, compounded by the excess supply arising from producers’ failure to agree on production cuts, resulted in a drop in oil prices. During the three and six months ended December 31, 2020, our business was negatively impacted by these factors. Specifically, we saw a slowdown in closing customer contracts, a slight increase in our customer attrition rate due to non-renewals and renewals at lower entitlement level and, to a lesser extent, a slowdown in customer payments. We are continuing to assess the impact of these items on global markets and the various industries of our customers. The extent of the impact on our operational and financial performance going forward will depend on developments such as the duration and spread of the pandemic and other factors affecting oil prices, the impact of these items on our customers and our sales cycles, as well as on our employees, all of which are uncertain and cannot be predicted. We are continuing to monitor the potential impacts related to the current disruption of COVID-19 and uncertainty in the global markets on the various industries of our customers. These factors could potentially impact the signing of new agreements, as well as the recoverability of assets, including accounts receivable and contract costs.
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

As of December 31, 2020, approximately 87% of our term license agreements (by value) are denominated in U.S. dollars. For agreements denominated in other currencies, the company uses a fixed historical exchange rate to calculate annual spend in dollars rather than using current exchange rates, so that our calculation of growth in annual spend is not affected by fluctuations in foreign currencies.

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

We estimate that annual spend grew by approximately 1.3% during the second quarter of fiscal 2021, from $596.2 million at September 30, 2020 to $604.0 million at December 31, 2020, and by approximately 1.9% during the first six months of fiscal 2021, from $593.1 million at June 30, 2020.

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

Bookings increased from $112.3 million during the three months ended December 31, 2019 to $274.4 million during the three months ended December 31, 2020. Bookings increased from $247.2 million during the six months ended December 31, 2019 to $373.2 million during the six months ended December 31, 2020. The change in bookings is due to the timing of renewals.

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

The following table provides a reconciliation of GAAP net cash provided by operating activities to free cash flow for the indicated periods:

	Six Months Ended December 31,
	2020	2019
	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$74,290	$62,207
Purchases of property, equipment, and leasehold improvements	(522)	(968)
Payments for capitalized computer software development costs	(895)	(70)
Acquisition related payments	907	1,264
Free cash flow (non-GAAP)	$73,780	$62,433

Total free cash flow on a non-GAAP basis increased by $11.3 million during the six months ended December 31, 2020 as compared to the same period of the prior fiscal year primarily due to changes in working capital. See additional commentary in the "Liquidity and Capital Resources" section below.
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

The following table presents our income from operations, as adjusted for stock-based compensation expense, amortization of intangibles, and other items, such as the impact of acquisition related fees, for the indicated periods:

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
GAAP income from operations	$149,453	$42,939	$106,514	248.1%	$183,623	$96,329	$87,294	90.6%
Plus:
Stock-based compensation	9,096	7,559	1,537	20.3%	15,364	16,834	(1,470)	(8.7)%
Amortization of intangibles	1,865	1,682	183	10.9%	3,610	2,877	733	25.5%
Acquisition related fees	1,821	(40)	1,861	(4,652.5)%	2,384	78	2,306	2,956.4%
Non-GAAP income from operations	$162,235	$52,140	$110,095	211.2%	$204,981	$116,118	$88,863	76.5%

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2020 and 2019

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Increase / (Decrease) Change	Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	%	2020	2019	%
	(Dollars in Thousands)
Revenue:
License	$180,170	$72,436	148.7%	$242,029	$160,155	51.1%
Maintenance	46,818	44,547	5.1%	93,676	88,219	6.2%
Services and other	6,730	9,029	(25.5)%	12,984	17,815	(27.1)%
Total revenue	233,718	126,012	85.5%	348,689	266,189	31.0%
Cost of revenue:
License	2,238	2,009	11.4%	4,374	3,669	19.2%
Maintenance	4,128	4,584	(9.9)%	8,892	9,561	(7.0)%
Services and other	7,949	8,933	(11.0)%	16,515	17,514	(5.7)%
Total cost of revenue	14,315	15,526	(7.8)%	29,781	30,744	(3.1)%
Gross profit	219,403	110,486	98.6%	318,908	235,445	35.4%
Operating expenses:
Selling and marketing	26,575	28,500	(6.8)%	51,747	57,692	(10.3)%
Research and development	22,172	22,625	(2.0)%	44,702	45,118	(0.9)%
General and administrative	21,203	16,422	29.1%	38,836	36,306	7.0%
Total operating expenses	69,950	67,547	3.6%	135,285	139,116	(2.8)%
Income from operations	149,453	42,939	248.1%	183,623	96,329	90.6%
Interest income	9,304	8,428	10.4%	17,973	16,404	9.6%
Interest (expense)	(2,049)	(3,161)	(35.2)%	(4,144)	(6,161)	(32.7)%
Other (expense) income, net	(333)	(997)	(66.6)%	(1,802)	135	(1,434.8)%
Income before income taxes	156,375	47,209	231.2%	195,650	106,707	83.4%
Provision for income taxes	27,223	7,408	267.5%	33,787	13,392	152.3%
Net income	$129,152	$39,801	224.5%	$161,863	$93,315	73.5%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(% of Revenue)
Revenue:
License	77.1%	57.5%	69.4%	60.2%
Maintenance	20.0	35.4	26.9	33.1
Services and other	2.9	7.1	3.7	6.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.0	1.6	1.3	1.4
Maintenance	1.8	3.6	2.6	3.6
Services and other	3.4	7.1	4.7	6.6
Total cost of revenue	6.1	12.3	8.5	11.5
Gross profit	93.9	87.7	91.5	88.5
Operating expenses:
Selling and marketing	11.4	22.6	14.8	21.7
Research and development	9.5	18.0	12.8	16.9
General and administrative	9.1	13.0	11.1	13.6
Total operating expenses	29.9	53.6	38.8	52.3
Income from operations	63.9	34.1	52.7	36.2
Interest income	4.0	6.7	5.2	6.2
Interest (expense)	(0.9)	(2.5)	(1.2)	(2.3)
Other (expense) income, net	(0.1)	(0.8)	(0.5)	0.1
Income before income taxes	66.9	37.5	56.1	40.1
Provision for income taxes	11.6	5.9	9.7	5.0
Net income	55.3%	31.6%	46.4%	35.1%

Revenue

Total revenue increased by $107.7 million during the three months ended December 31, 2020 as compared to the corresponding period of the prior fiscal year. The increase of $107.7 million during the three months ended December 31, 2020 was comprised of an increase in license revenue of $107.7 million and an increase in maintenance revenue of $2.3 million, partially offset by a decrease in services and other revenue of $2.3 million, as compared to the corresponding period of the prior fiscal year.

Total revenue increased by $82.5 million during the six months ended December 31, 2020 as compared to the corresponding period of the prior fiscal year. The increase of $82.5 million during the six months ended December 31, 2020 was comprised of an increase in license revenue of $81.9 million and an increase in maintenance revenue of $5.5 million, partially offset by a decrease in services and other revenue of $4.8 million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
License revenue	$180,170	$72,436	$107,734	148.7%	$242,029	$160,155	$81,874	51.1%
As a percent of total revenue	77.1%	57.5%			69.4%	60.2%

The period-over-period increase of $107.7 million and $81.9 million in license revenue during the three and six months ended December 31, 2020, respectively, was primarily attributable to an increase in bookings related to the timing of renewals.

Maintenance Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Maintenance revenue	$46,818	$44,547	$2,271	5.1%	$93,676	$88,219	$5,457	6.2%
As a percent of total revenue	20.0%	35.4%			26.9%	33.1%

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.
The period-over-period increase of $2.3 million and $5.5 million in maintenance revenue during the three and six months ended December 31, 2020, respectively, was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.

Services and Other Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Services and other revenue	$6,730	$9,029	$(2,299)	(25.5)%	$12,984	$17,815	$(4,831)	(27.1)%
As a percent of total revenue	2.9%	7.1%			3.7%	6.7%

We recognize professional services revenue for our time-and-materials ("T&M") contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Services and other revenue decreased $2.3 million and $4.8 million during the three and six months ended December 31, 2020, respectively, as compared to the corresponding period of the prior fiscal year primarily due to the timing and volume of professional services engagements.

Cost of Revenue

Cost of License Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Cost of license revenue	$2,238	$2,009	$229	11.4%	$4,374	$3,669	$705	19.2%
As a percent of license revenue	1.2%	2.8%			1.8%	2.3%

Cost of license revenue increased $0.2 million and $0.7 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding period of the prior fiscal year primarily due to increased amortization of intangible assets from acquisitions. License gross profit margin remained consistent at 98.8% and 97.2% for the three months ended December 31, 2020 and 2019, respectively, and 98.2% and 97.7% for the six months ended December 31, 2020 and 2019, respectively, due to the low cost of license revenue.

Cost of Maintenance Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$4,128	$4,584	$(456)	(9.9)%	$8,892	$9,561	$(669)	(7.0)%
As a percent of maintenance revenue	8.8%	10.3%			9.5%	10.8%

Cost of maintenance revenue decreased $0.5 million and $0.7 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding period of the prior fiscal year. Maintenance gross profit margin was 91.2% and 89.7% for the three months ended December 31, 2020 and 2019, respectively, and 90.5% and 89.2% for the six months ended December 31, 2020 and 2019, respectively.

Cost of Services and Other Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$7,949	$8,933	$(984)	(11.0)%	$16,515	$17,514	$(999)	(5.7)%
As a percent of services and other revenue	118.1%	98.9%			127.2%	98.3%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Cost of services and other revenue decreased $1.0 million and $1.0 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding period of the prior fiscal year. Gross profit margin on services and other revenue was (18.1)% and 1.1% for the three months ended December 31, 2020 and 2019, respectively, and (27.2)% and 1.7% for the six months ended December 31, 2020 and 2019, respectively.

Gross Profit

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Gross profit	$219,403	$110,486	$108,917	98.6%	$318,908	$235,445	$83,463	35.4%
As a percent of revenue	93.9%	87.7%			91.5%	88.5%
For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue," "Cost of Maintenance Revenue," and “Cost of Services and Other Revenue” sections above.
Gross profit increased by $108.9 million and $83.5 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding period of the prior fiscal year. Gross profit margin remained consistent at 93.9% and 87.7% for the three months ended December 31, 2020 and 2019, respectively, and 91.5% and 88.5% for the six months ended December 31, 2020 and 2019, respectively.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Selling and marketing expense	$26,575	$28,500	$(1,925)	(6.8)%	$51,747	$57,692	$(5,945)	(10.3)%
As a percent of total revenue	11.4%	22.6%			14.8%	21.7%

The period-over-period decrease of $1.9 million in selling and marketing expense during the three months ended December 31, 2020 was primarily attributable to lower travel and event related costs of $2.2 million.

The period-over-period decrease of $5.9 million in selling and marketing expense during the six months ended December 31, 2020 was primarily attributable to lower travel and event related costs of $5.5 million and lower compensation costs of $0.6 million.

Research and Development Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Research and development expense	$22,172	$22,625	$(453)	(2.0)%	$44,702	$45,118	$(416)	(0.9)%
As a percent of total revenue	9.5%	18.0%			12.8%	16.9%

The period-over-period decrease of $0.5 million in research and development expense during the three months ended December 31, 2020 was primarily attributable to lower travel related costs of $0.3 million.

The period-over-period decrease of $0.4 million in research and development expense during the six months ended December 31, 2020 was primarily attributable to lower travel related costs of $0.6 million.

General and Administrative Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
General and administrative expense	$21,203	$16,422	$4,781	29.1%	$38,836	$36,306	$2,530	7.0%
As a percent of total revenue	9.1%	13.0%			11.1%	13.6%

The period-over-period increase of $4.8 million in general and administrative expense during the three months ended December 31, 2020 was primarily attributable to higher acquisition costs of $1.9 million, higher bad debt expense of $1.4 million, and higher compensation costs of $0.9 million.

The period-over-period increase of $2.5 million in general and administrative expense during the six months ended December 31, 2020 was primarily attributable to higher bad debt expense of $3.5 million and higher acquisition costs of $2.3 million, partially offset by lower compensation costs of $1.4 million and lower professional fees of $1.6 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Interest income	$9,304	$8,428	$876	10.4%	$17,973	$16,404	$1,569	9.6%
As a percent of total revenue	4.0%	6.7%			5.2%	6.2%

The period-over-period increase of $0.9 million and $1.6 million in interest income during the three and six months ended December 31, 2020, respectively, was a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Interest Expense

	Three Months Ended December 31,		(Increase) / Decrease Change		Six Months Ended December 31,		(Increase) / Decrease Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Interest expense	$(2,049)	$(3,161)	$1,112	(35.2)%	$(4,144)	$(6,161)	$2,017	(32.7)%
As a percent of total revenue	(0.9)%	(2.5)%			(1.2)%	(2.3)%

The period-over-period decrease of $1.1 million and $2.0 million in interest expense during the three and six months ended December 31, 2020, respectively, was primarily due to lower interest expenses related to our Amended and Restated Credit Agreement.

Other (Expense) Income, Net

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Other (expense) income, net	$(333)	$(997)	$664	(66.6)%	$(1,802)	$135	$(1,937)	(1,434.8)%
As a percent of total revenue	(0.1)%	(0.8)%			(0.5)%	0.1%

Other (expense) income, net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.
During the three months ended December 31, 2020 and 2019, other (expense) income, net was primarily comprised of $(0.6) million and $(1.0) million of currency losses, respectively.

During the six months ended December 31, 2020 and 2019, other (expense) income, net was primarily comprised of $(2.1) million and $0.2 million of currency (losses) gains, respectively.

Provision for Income Taxes

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Provision for income taxes	$27,223	$7,408	$19,815	267.5%	$33,787	$13,392	$20,395	152.3%
Effective tax rate	17.4%	15.7%			17.3%	12.6%

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

Our effective tax rate was 17.4% and 15.7% during the three months ended December 31, 2020 and 2019, respectively, and 17.3% and 12.6% during the six months ended December 31, 2020 and 2019, respectively. Our effective tax rate was lower in the three and six months ended December 31, 2019 as a result of the tax contingency reversal due to settling an IRS audit.

We recognized an income tax expense of $27.2 million and $7.4 million during the three months ended December 31, 2020 and 2019, respectively, and $33.8 million and $13.4 million during the six months ended December 31, 2020 and 2019, respectively. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of December 31, 2020, our principal capital resources consisted of $217.5 million in cash and cash equivalents.

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

As of December 31, 2020, our current borrowings of $16.0 million consist of the term loan facility. Our non-current borrowings of $284.8 million consist of $288.0 million of our term loan facility, net of $3.2 million in debt issuance costs. We had current borrowings of $135.2 million and non-current borrowings of $292.4 million as of June 30, 2020.

For a more detailed description of the Amended and Restated Credit Agreement, see Note 12, "Credit Agreement," to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $1.0 million and $1.0 million as of December 31, 2020 and June 30, 2020, respectively, consisted of money market funds. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended December 31,
	2020	2019
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$74,290	$62,207
Investing activities	(17,526)	(75,257)
Financing activities	(128,175)	21,708
Effect of exchange rates on cash balances	1,104	(98)
Increase (decrease) in cash and cash equivalents	$(70,307)	$8,560

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $74.3 million during the six months ended December 31, 2020. This amount resulted from net income of $161.9 million, adjusted for non-cash items of $32.4 million and net uses of cash of $120.0 million related to changes in working capital.

Non-cash items during the six months ended December 31, 2020 consisted primarily of stock-based compensation expense of $15.4 million, depreciation and amortization expense of $4.9 million, reduction in the carrying amount of right-of-use assets of $4.8 million, provision for bad debts of $4.7 million, and net foreign currency losses of $2.1 million.

Cash used by working capital of $120.0 million during the six months ended December 31, 2020 was primarily attributable to cash used by increases in contract assets of $123.4 million, decreases in accounts payable, accrued expenses and other current liabilities of $7.1 million, and decreases in lease liabilities of $5.2 million, partially offset by decreases in accounts receivable of $8.4 million, increases in deferred revenue of $7.0 million, and decreases in contract costs of $0.3 million.

Investing Activities

During the six months ended December 31, 2020, we used $17.5 million of cash for investing activities. We used $15.9 million for payments for business acquisitions, net of cash acquired, $0.9 million for capitalized computer software costs, $0.5 million for capital expenditures, and $0.2 million for equity method investments.

Financing Activities

During the six months ended December 31, 2020, we used $128.2 million of cash for financing activities. This amount resulted from $119.2 million of cash used for the repayment of the outstanding balance under our revolving credit facility, $8.0 million of cash used for maturities of amounts borrowed under our term loan facility, and $4.1 million of cash used for withholding taxes on vested and settled restricted stock units, partially offset by $3.1 million for cash provided by the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $2.1 million and $3.5 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2020 and June 30, 2020, respectively. The letters of credit expire at various dates through fiscal 2026.

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

Foreign Currency Risk

During the three months ended December 31, 2020 and 2019, 11.1% and 8.6% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2020 and 2019, 9.9% and 7.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and six months ended December 31, 2020 and 2019. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar.

We recorded $(0.6) million and $(1.0) million of net foreign currency exchange losses during the three months ended December 31, 2020 and 2019, respectively, and $(2.1) million and $0.2 million of net foreign currency exchange (losses) gains during the six months ended December 31, 2020 and 2019, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $2.8 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively, and by approximately $2.5 million and $0.7 million during the six months ended December 31, 2020 and 2019, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at December 31, 2020 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of December 31, 2020, our current borrowings of $16.0 million consist of the term loan facility. Our non-current borrowings of $284.8 million consist of $288.0 million of our term loan facility, net of $3.2 million in debt issuance costs. We had current borrowings of $135.2 million and non-current borrowings of $292.4 million as of June 30, 2020. A hypothetical 100 basis point increase or decrease in interest rates paid on outstanding borrowings under the Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Investment Risk

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of December 31, 2020, the fair value of this investment is 0.7 million CAD ($0.5 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

b)    Management's Plan to Remediate the Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, we implemented a remediation plan to address the material weakness mentioned above. Management enhanced our risk assessment process over the design and implementation of internal controls over new and emerging financial reporting matters such as the adoption of ASU No. 2016-02, Leases ("Topic 842"). We also performed an updated risk assessment of revenue and associated contract balances controls and identified and designed enhanced review controls over the accounting for revenue contracts under Topic 606, including the use of additional reporting tools and additional reconciliation controls. The COVID-19 pandemic and resulting remote working environment made timely completion of these remediation procedures more challenging, and all remediation efforts were not fully completed as of June 30, 2020. As a result, management concluded that the material weakness in our internal control over the financial reporting had not been fully remediated as of June 30, 2020. The weakness will be considered remediated when the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2021.

c)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our controls resulting from the adoption of Topic 326 as described in
Note 2, "Significant Accounting Policies," to our Unaudited Consolidated Financial Statements. We performed a risk assessment and implemented changes to our processes and control activities. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and our Quarterly Report on Form 10-Q for the three months ended September 30, 2020, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2020 Annual Report on Form 10-K remains current in all material respects, with the exception of the revised risk factors below.

Our customers’ business operations have been, and continue to be, subject to business interruptions arising from the COVID‑19 pandemic. We continue to monitor the situation, but there can be no assurance that the pandemic will not result in delays or possibly reductions in demand for our solutions that could have a serious adverse effect on our business.

Many countries have imposed restrictions on travel and public assembly and closed schools and businesses in order to slow the spread of COVID-19. These governmental restrictions and related private sector responses have adversely affected the business operations of some of our customers and resulted in a slowdown in closing some customer contracts and, to a lesser extent, a delay in customer payments during the three and six months ended December 31, 2020. While the measures instituted in response to COVID‑19 are expected to be temporary, the duration of the business disruptions and related operational and financial impact on our customers and us cannot be estimated with certainty at this time. The adverse effects on the economies and financial markets of many countries and markets may result in an economic downturn and changes in global economic policy that could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition, including on our ability to collect accounts receivable. Our business may also be harmed if our employees are not able to perform services for customers on-site due to travel restrictions or facility closings.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.
During the three months ended December 31, 2020 and 2019, 11.1% and 8.6% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2020 and 2019, 9.9% and 7.0% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar. During the three and six months ended December 31, 2020 and 2019, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2020 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

October 1 to 31, 2020	—	$—	—
November 1 to 30, 2020	—	$—	—
December 1 to 31, 2020	—	$—	—
Total	—	$—	—	$200,000,000

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

(2)         As of December 31, 2020, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 36,270,015.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of December 31, 2020, the total remaining value under the New Share Repurchase Program was approximately $200.0 million.

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

Aspen Technology, Inc.

Date: January 27, 2021	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2021	By:	/s/ KARL E. JOHNSEN
Karl E. Johnsen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)