Form 10-Q
period 2021-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2021-04-28
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of April 21, 2021, there were 68,014,924 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$110,104	$78,156	$352,133	$238,311
Maintenance	45,885	44,199	139,561	132,418
Services and other	6,737	8,233	19,721	26,048
Total revenue	162,726	130,588	511,415	396,777
Cost of revenue:
License	2,485	1,881	6,859	5,550
Maintenance	5,174	4,778	14,066	14,339
Services and other	8,396	9,046	24,911	26,560
Total cost of revenue	16,055	15,705	45,836	46,449
Gross profit	146,671	114,883	465,579	350,328
Operating expenses:
Selling and marketing	30,345	28,354	82,092	86,046
Research and development	25,874	23,576	70,576	68,694
General and administrative	21,553	18,219	60,389	54,525
Total operating expenses	77,772	70,149	213,057	209,265
Income from operations	68,899	44,734	252,522	141,063
Interest income	8,410	8,173	26,383	24,577
Interest (expense)	(1,495)	(3,207)	(5,639)	(9,368)
Other (expense), net	(5)	(352)	(1,807)	(217)
Income before income taxes	75,809	49,348	271,459	156,055
Provision for income taxes	13,314	7,522	47,101	20,914
Net income	$62,495	$41,826	$224,358	$135,141
Net income per common share:
Basic	$0.92	$0.62	$3.31	$1.98
Diluted	$0.91	$0.61	$3.28	$1.96
Weighted average shares outstanding:
Basic	67,920	67,806	67,809	68,122
Diluted	68,608	68,482	68,439	68,906

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Net income	$62,495	$41,826	$224,358	$135,141
Other comprehensive income (loss):
Foreign currency translation adjustments	396	(8,265)	11,815	(7,628)
Total other comprehensive income (loss)	396	(8,265)	11,815	(7,628)
Comprehensive income	$62,891	$33,561	$236,173	$127,513

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	June 30, 2020
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$317,099	$287,796
Accounts receivable, net	49,034	56,301
Current contract assets, net	298,835	291,497
Prepaid expenses and other current assets	9,762	10,884
Prepaid income taxes	12,008	3,962
Total current assets	686,738	650,440
Property, equipment and leasehold improvements, net	5,506	5,963
Computer software development costs, net	1,255	928
Goodwill	158,182	137,055
Intangible assets, net	45,996	42,851
Non-current contract assets, net	409,010	318,976
Contract costs	28,419	28,614
Operating lease right-of-use assets	31,589	34,905
Deferred tax assets	2,924	1,735
Other non-current assets	3,042	1,839
Total assets	$1,372,661	$1,223,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,563	$3,988
Accrued expenses and other current liabilities	43,063	43,556
Current operating lease liabilities	7,214	6,824
Income taxes payable	76	1,799
Current borrowings	18,000	135,163
Current deferred revenue	54,730	43,168
Total current liabilities	126,646	234,498
Non-current deferred revenue	11,535	13,913
Deferred tax liabilities	188,896	179,978
Non-current operating lease liabilities	28,894	33,088
Non-current borrowings, net	278,960	292,369
Other non-current liabilities	4,842	3,107
Commitments and contingencies (Note 17)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 367,000 shares as of March 31, 2021 and June 30, 2020 Issued and outstanding— none as of March 31, 2021 and June 30, 2020	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 104,283,957 shares at March 31, 2021 and 103,988,707 shares at June 30, 2020 Outstanding— 68,013,942 shares at March 31, 2021 and 67,718,692 shares at June 30, 2020	10,429	10,399
Additional paid-in capital	799,743	769,411
Retained earnings	1,682,688	1,458,330
Accumulated other comprehensive income (loss)	6,527	(5,288)
Treasury stock, at cost—36,270,015 shares of common stock at March 31, 2021 and 36,270,015 shares at June 30, 2020	(1,766,499)	(1,766,499)
Total stockholders’ equity	732,888	466,353
Total liabilities and stockholders’ equity	$1,372,661	$1,223,306

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2020	103,988,707	$10,399	$769,411	$1,458,330	$(5,288)	36,270,015	$(1,766,499)	$466,353
Comprehensive income:
Net income	—	—	—	32,711	—	—	—	32,711
Other comprehensive income	—	—	—	—	4,153			4,153
Issuance of shares of common stock	12,943	1	314	—	—	—		315
Issuance of restricted stock units and net share settlement related to withholding taxes	26,265	3	(1,761)	—	—	—	—	(1,758)
Stock-based compensation	—	—	6,268	—	—	—	—	6,268
Balance September 30, 2020	104,027,915	$10,403	$774,232	$1,491,041	$(1,135)	36,270,015	$(1,766,499)	$508,042
Comprehensive income:
Net income	—	—	—	129,152	—	—	—	129,152
Other comprehensive income	—	—	—	—	7,266			7,266
Issuance of shares of common stock	34,681	3	2,843	—	—	—		2,846
Issuance of restricted stock units and net share settlement related to withholding taxes	37,236	4	(2,274)	—	—	—	—	(2,270)
Stock-based compensation	—	—	9,096	—	—	—	—	9,096
Balance December 31, 2020	104,099,832	$10,410	$783,897	$1,620,193	$6,131	36,270,015	$(1,766,499)	$654,132
Comprehensive income:
Net income	—	—	—	62,495	—	—	—	62,495
Other comprehensive income	—	—	—	—	396			396
Issuance of shares of common stock	148,541	15	9,233	—	—	—		9,248
Issuance of restricted stock units and net share settlement related to withholding taxes	35,584	4	(2,612)	—	—	—	—	(2,608)
Stock-based compensation	—	—	9,225	—	—	—	—	9,225
Balance March 31, 2021	104,283,957	$10,429	$799,743	$1,682,688	$6,527	36,270,015	$(1,766,499)	$732,888

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2019	103,642,292	$10,365	$739,099	$1,228,659	$336	35,017,726	$(1,616,499)	$361,960
Comprehensive income:
Net income	—	—	—	53,514	—	—	—	53,514
Other comprehensive (loss)	—	—	—	—	(3,102)			(3,102)
Issuance of shares of common stock	17,783	2	933	—	—	—		935
Issuance of restricted stock units and net share settlement related to withholding taxes	57,451	5	(3,399)	—	—	—	—	(3,394)
Repurchase of common stock	—	—	—	—	—	382,279	(50,000)	(50,000)
Stock-based compensation	—	—	9,275	—	—	—	—	9,275
Balance September 30, 2019	103,717,526	$10,372	$745,908	$1,282,173	$(2,766)	35,400,005	$(1,666,499)	$369,188
Comprehensive income:
Net income	—	—	—	39,801	—	—	—	39,801
Other comprehensive income	—	—	—	—	3,739			3,739
Issuance of shares of common stock	31,857	3	1,938	—	—	—		1,941
Issuance of restricted stock units and net share settlement related to withholding taxes	39,155	4	(2,623)	—	—	—	—	(2,619)
Repurchase of common stock	—	—	—	—	—	418,019	(50,000)	(50,000)
Stock-based compensation	—	—	7,559	—	—	—	—	7,559
Balance December 31, 2019	103,788,538	$10,379	$752,782	$1,321,974	$973	35,818,024	$(1,716,499)	$369,609
Comprehensive income:
Net income	—	—	—	41,826	—	—	—	41,826
Other comprehensive (loss)	—	—	—	—	(8,265)			(8,265)
Issuance of shares of common stock	42,085	4	2,343	—	—	—		2,347
Issuance of restricted stock units and net share settlement related to withholding taxes	38,281	4	(1,970)	—	—	—	—	(1,966)
Repurchase of common stock	—	—	—	—	—	451,991	(50,000)	(50,000)
Stock-based compensation	—	—	7,299	—	—	—	—	7,299
Balance March 31, 2020	103,868,904	$10,387	$760,454	$1,363,800	$(7,292)	36,270,015	$(1,766,499)	$360,850

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$224,358	$135,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,545	7,028
Reduction in the carrying amount of right-of-use assets	7,037	6,518
Net foreign currency losses	2,027	183
Stock-based compensation	24,589	24,133
Deferred income taxes	7,029	(1,516)
Provision for bad debts	6,800	3,391
Other non-cash operating activities	718	423
Changes in assets and liabilities:
Accounts receivable	4,115	(16,428)
Contract assets, net	(103,538)	2,329
Contract costs	198	(1,522)
Lease liabilities	(7,533)	(6,840)
Prepaid expenses, prepaid income taxes, and other assets	(6,959)	(2,201)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(6,847)	(20,752)
Deferred revenue	13,410	13,701
Net cash provided by operating activities	172,949	143,588
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(733)	(1,111)
Payments for business acquisitions, net of cash acquired	(16,272)	(74,460)
Payments for equity method investments	(926)	(319)
Payments for capitalized computer software development costs	(895)	(141)
Net cash used in investing activities	(18,826)	(76,031)
Cash flows from financing activities:
Issuance of shares of common stock	12,508	5,364
Repurchases of common stock	—	(150,621)
Payments of tax withholding obligations related to restricted stock	(6,719)	(8,246)
Deferred business acquisition payments	—	(4,600)
Proceeds from revolving credit facility, net of repayments	(119,182)	219,163
Repayments of amounts borrowed under term loan	(12,000)	(4,000)
Payments of debt issuance costs	—	(3,533)
Net cash provided by (used in) financing activities	(125,393)	53,527
Effect of exchange rate changes on cash and cash equivalents	573	(838)
Increase in cash and cash equivalents	29,303	120,246
Cash and cash equivalents, beginning of period	287,796	71,926
Cash and cash equivalents, end of period	$317,099	$192,172
Supplemental disclosure of cash flow information:
Income taxes paid, net	$49,349	$26,359
Interest paid	5,672	8,246
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$77	$(89)
Change in repurchases of common stock included in accounts payable and accrued expenses	—	(621)
Lease liabilities arising from obtaining right-of-use assets	1,488	11,626
See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2020, which are contained in our Annual Report on Form 10-K, as previously filed with the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b)         Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. We adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses ("Topic 326") effective July 1, 2020. Refer to Note 2(h), “New Accounting Pronouncements Adopted in Fiscal 2021,” for further information regarding the adoption of Topic 326. There were no other material changes to our significant accounting policies during the three and nine months ended March 31, 2021.

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

(d)         Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other (expense), net. Net foreign currency exchange (losses) gains were $0.1 million and $(0.3) million during the three months ended March 31, 2021 and 2020, respectively, and $(2.0) million and $(0.2) million during the nine months ended March 31, 2021 and 2020, respectively.

(e)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility. There was less than $0.1 million of capitalized direct labor costs associated with our development of software for sale during the three months ended March 31, 2021 and 2020, respectively, and $0.7 million and less than $0.1 million during the nine months ended March 31, 2021 and 2020, respectively.

(f)    Equity Method Investments

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of March 31, 2021, the fair value of this investment is $1.2 million CAD ($1.5 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

(g)          New Accounting Pronouncements Adopted in Fiscal 2021

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

(h)          Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes ("Topic 740") - Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. Early adoption of this standard update is permitted and the impact it will have to our consolidated financial statements is not expected to be material.

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

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, and segment as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Revenue by region:
North America	$66,786	$58,826	$225,620	$170,643
Europe	47,581	27,331	158,771	98,077
Other (1)	48,359	44,431	127,024	128,057
	$162,726	$130,588	$511,415	$396,777

Revenue by type of performance obligation:
Term licenses	$110,104	$78,156	$352,133	$238,311
Maintenance	45,885	44,199	139,561	132,418
Professional services and other	6,737	8,233	19,721	26,048
	$162,726	$130,588	$511,415	$396,777

Revenue by segment:
Subscription and software	$155,989	$122,355	$491,694	$370,729
Services and other	6,737	8,233	19,721	26,048
	$162,726	$130,588	$511,415	$396,777
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
The following table presents the change in the reserve for contract assets during the nine months ended March 31, 2021:

June 30, 2020	Provision	Write-Offs, Recoveries, and Billings	March 31, 2021
(Dollars in Thousands)
$(2,947)	$(7,091)	$4,812	$(5,226)

Our total contract assets, net and deferred revenue were as follows as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	(Dollars in Thousands)
Contract assets, net	$707,845	$610,473
Deferred revenue	(66,265)	(57,081)
	$641,580	$553,392

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the nine months ended March 31, 2021 was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $33.8 million of revenue recognized that was included in deferred revenue as of June 30, 2020.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of March 31, 2021 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2021	2022	2023	2024	2025	Thereafter
	(Dollars in Thousands)
License	$40,583	$24,011	$12,507	$5,338	$4,837	$1,314
Maintenance	46,934	161,498	124,719	92,787	60,672	28,175
Services and other	38,717	8,200	968	491	301	261

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

Operating lease costs are recognized on a straight-line basis over the term of the lease. The components of lease expenses for the three and nine months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)		(Dollars in Thousands)
Operating lease costs (1)	$2,514	$2,443	$7,411	$7,012
Total lease costs	$2,514	$2,443	$7,411	$7,012
________
(1) Operating lease costs include rent and fixed fees

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Weighted average remaining lease term	5.1 years	5.7 years
Weighted average discount rate	4.3%	4.4%

The following table represents the maturities of our operating lease liabilities as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	(Dollars in Thousands)
Year Ending June 30,
2021	$1,462	$8,477
2022	9,597	8,784
2023	8,827	8,167
2024	7,648	7,516
2025	5,574	5,481
Thereafter	7,767	7,370
Total lease payments	40,875	45,795
Less: imputed interest	(4,767)	(5,883)
	$36,108	$39,912

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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2021 and June 30, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
March 31, 2021:
Cash equivalents	$1,020	$—
Equity method investments	—	1,207
June 30, 2020:
Cash equivalents	$1,020	$—
Equity method investments	—	342

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

6.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	(Dollars in Thousands)
Accounts receivable, gross	$56,922	$62,925
Allowance for doubtful accounts	(7,888)	(6,624)
Accounts receivable, net	$49,034	$56,301

As of March 31, 2021 and June 30, 2020, we had no customer receivable balances that individually represented 10% or more of our net accounts receivable.

7.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$7,163	$6,958
Purchased software	22,617	22,534
Furniture & fixtures	7,314	6,971
Leasehold improvements	12,790	12,424
Property, equipment and leasehold improvements, at cost	49,884	48,887
Accumulated depreciation	(44,378)	(42,924)
Property, equipment and leasehold improvements, net	$5,506	$5,963

8. Acquisitions

Camo Analytics AS
On November 17, 2020, we completed the acquisition of substantially all the outstanding shares of Camo Analytics AS (“Camo”), a leading provider of industrial analytics, for a total cash consideration of $12.7 million. The purchase price consisted of $10.0 million of cash paid at closing, a subsequent working capital adjustment of $(0.1) million, $0.3 million to be paid for the remaining undelivered shares as of the closing date, and $2.4 million to be held back as security for certain representations, warranties, and obligations of the sellers. The holdback amounts are recorded in accrued expenses and other current liabilities in our consolidated balance sheet. As of March 31, 2021, $0.2 million has been subsequently paid for the remaining undelivered shares.
An allocation of the purchase price is as follows:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$877
Identifiable intangible assets:
Technology-related	2,533
Customer relationships	1,900
Goodwill	7,356
Total assets acquired, net	$12,666

The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Camo products and services to our existing customers and is reported under the subscription and software reporting unit.  The results of operations of Camo have been included prospectively in our results of operations since the date of acquisition.

OptiPlant, Inc.
On December 8, 2020, we completed the acquisition of all the outstanding shares of OptiPlant, Inc. (“OptiPlant”), a leading provider of AI Driven 3D Conceptual Design and Engineering Automation software, for a total cash consideration of $8.2 million. The purchase price consisted of $6.8 million of cash paid at closing, $0.2 million to be held back for working capital adjustments, and $1.2 million to be held back as security for certain representations, warranties, and obligations of the sellers. The holdback amounts are recorded in other non-current liabilities in our consolidated balance sheet. The working capital adjustment holdback of $0.2 million was subsequently paid in March 2021.
An allocation of the purchase price is as follows:

Amount
(Dollars in Thousands)
Tangible assets acquired, net	$44
Identifiable intangible assets:
Technology-related	1,485
Customer relationships	990
Goodwill	6,252
Deferred tax liabilities	(545)
Total assets acquired, net	$8,226
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
Intangible assets consisted of the following as of March 31, 2021 and June 30, 2020:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
March 31, 2021:
Technology	$55,288	$(17,786)	$614	$38,116
Customer relationships	12,038	(4,277)	119	7,880
Non-compete agreements	553	(553)	—	—
Total	$67,879	$(22,616)	$733	$45,996
June 30, 2020:
Technology	$51,269	$(13,245)	$(842)	$37,182
Customer relationships	9,148	(3,171)	(308)	5,669
Non-compete agreements	553	(553)	—	—
Total	$60,970	$(16,969)	$(1,150)	$42,851
Total amortization expense related to intangible assets is included in cost of license revenue (for technology) and general and administrative expense (for customer relationships and non-compete agreements) and amounted to approximately $2.1 million and $1.9 million during the three months ended March 31, 2021 and 2020, respectively, and $5.7 million and $4.7 million during the nine months ended March 31, 2021 and 2020, respectively.
Future amortization expense as of March 31, 2021 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2021	$2,005
2022	8,137
2023	8,118
2024	7,575
2025	7,490
Thereafter	12,671
Total	$45,996

10. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the three months ended March 31, 2021 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2020:	$207,850	$(65,569)	$(5,226)	$137,055
Goodwill from acquisitions	13,608	—	—	13,608
Foreign currency translation	—	—	7,519	7,519
March 31, 2021:	$221,458	$(65,569)	$2,293	$158,182

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

11. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	(Dollars in Thousands)
Compensation-related	$23,800	$27,591
Deferred acquisition payments	4,050	1,479
Uncertain tax positions	331	318
Royalties and external commissions	3,952	3,359
Professional fees	3,041	2,115
Other	7,889	8,694
Total accrued expenses and other current liabilities	$43,063	$43,556

Other non-current liabilities consisted of the following as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
	(Dollars in Thousands)
Uncertain tax positions	$2,425	$2,027
Deferred acquisition payments	1,200	—
Asset retirement obligations	944	920
Other	273	160
Total other non-current liabilities	$4,842	$3,107

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

Principal outstanding under the Amended and Restated Credit Agreement bears interest at a rate per annum equal to, at our option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate (as defined in the Amended and Restated Credit Agreement) plus 0.5%, and (iii) the LIBO rate (as defined in the Amended and Restated Credit Agreement) multiplied by the Statutory Reserve Rate (as defined in the Amended and Restated Credit Agreement) plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio. The interest rate as of March 31, 2021 was 1.61% on $300.0 million in outstanding borrowings on our term loan facility.

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

As of March 31, 2021, our current borrowings of $18.0 million consist of the term loan facility. Our non-current borrowings of $279.0 million consist of $282.0 million of our term loan facility, net of $3.0 million in debt issuance costs. We had current borrowings of $135.2 million and non-current borrowings of $292.4 million as of June 30, 2020.

The indebtedness under the revolving credit facility matures on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ended June 30,	Amount
(Dollars in Thousands)
2021	$4,000
2022	20,000
2023	28,000
2024	36,000
2025	212,000
Total	$300,000

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending March 31, 2021, of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of March 31, 2021, we were in compliance with these covenants.

13.  Stock-Based Compensation
Stock Compensation Accounting
The weighted average estimated fair value of option awards granted was $45.63 and $37.54 during the three months ended March 31, 2021 and 2020, respectively, and $38.76 and $33.15 during the nine months ended March 31, 2021 and 2020, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended March 31,
	2021	2020
Risk-free interest rate	0.4%	1.5%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.7	4.5
Expected volatility factor	34.1%	26.8%

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$234	$343	$688	$1,104
Cost of services and other	412	450	1,198	1,477
Selling and marketing	1,869	1,472	4,655	4,228
Research and development	2,273	2,082	6,515	6,193
General and administrative	4,437	2,952	11,533	11,131
Total stock-based compensation	$9,225	$7,299	$24,589	$24,133

A summary of stock option and restricted stock unit ("RSU") activity under all equity plans for the nine months ended March 31, 2021 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2020	1,410,139	$76.19	6.67	$49,705	352,921	$112.45
Granted	322,472	131.40			245,023	130.63
Settled (RSUs)	—				(148,386)	105.13
Exercised (Stock options)	(187,113)	62.05			—
Cancelled / Forfeited	(36,779)	115.82			(33,060)	115.97
Outstanding at March 31, 2021	1,508,719	$88.77	6.67	$83,915	416,498	$125.49
Vested and exercisable at March 31, 2021	969,700	$67.80	5.43	$74,212
Vested and expected to vest as of March 31, 2021	1,451,661	$87.34	6.58	$82,837	365,640	$125.51

As of March 31, 2021, common stock reserved for future issuance under equity compensation plans was 5.5 million shares.

Employee Stock Purchase Plan

On July 26, 2018, our Board of Directors approved the Aspen Technology, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which provides for the issuance of up to 250,000 shares of common stock to participating employees. The ESPP is intended to be a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986 (the "IRC").  The ESPP was approved at our Annual Meeting of Stockholders on December 7, 2018.  The ESPP currently provides for a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of the offering period. Our initial offering period was January 1, 2019 through June 30, 2019, and our current offering period is January 1, 2021 through June 30, 2021.

We recorded stock-based compensation expense associated with the ESPP of $0.2 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively, and $0.5 million and $0.4 million during the nine months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there were 208,687 shares of common stock available for issuance under the ESPP.

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

No shares of our common stock were repurchased in the open market under the New Share Repurchase Program during the three and nine months ended March 31, 2021. 451,991 and 1,252,289 shares of our common stock were repurchased in the open market for $50.0 million and $150.0 million under the Share Repurchase Program during the three and nine months ended March 31, 2020, respectively. As of March 31, 2021, the total remaining value under the New Share Repurchase Program was approximately $200.0 million.

Accumulated Other Comprehensive Income (Loss)

As of March 31, 2021 and June 30, 2020, accumulated other comprehensive income (loss) was comprised of foreign currency translation adjustments of $6.5 million and $(5.3) million, respectively.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$62,495	$41,826	$224,358	$135,141

Weighted average shares outstanding	67,920	67,806	67,809	68,122

Dilutive impact from:
Employee equity awards	688	676	630	784
Dilutive weighted average shares outstanding	68,608	68,482	68,439	68,906

Income per share
Basic	$0.92	$0.62	$3.31	$1.98
Dilutive	$0.91	$0.61	$3.28	$1.96

For the three and nine months ended March 31, 2021 and 2020, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(Shares in Thousands)
Employee equity awards	507	688	869	678

Included in the table above are options to purchase 23,943 and 567,676 shares of our common stock during the three and nine months ended March 31, 2021, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $129.70 per share to $151.33 per share, during the nine months ended March 31, 2021, and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of March 31, 2021 and expire at various dates through March 29, 2031.

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

Our effective tax rate was 17.6% and 15.2% during the three months ended March 31, 2021 and 2020, respectively, and 17.3% and 13.4% during the nine months ended March 31, 2021 and 2020, respectively. Our effective tax rate was lower in the three months ended March 31, 2020 due to the higher FDII deduction taken last year compared to this year, and lower in the nine months ended March 31, 2020 as a result of the tax contingency reversal due to settling an IRS audit.

We recognized an income tax expense of $13.3 million and $7.5 million during the three months ended March 31, 2021 and 2020, respectively, and $47.1 million and $20.9 million during the nine months ended March 31, 2021 and 2020, respectively. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

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

17. Commitments and Contingencies

Standby letters of credit for $2.3 million and $3.5 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2021 and June 30, 2020, respectively. The letters of credit expire at various dates through fiscal 2026.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2021
Segment revenue	$155,989	$6,737	$162,726
Segment expenses (1)	(63,878)	(8,396)	(72,274)
Segment profit (loss)	$92,111	$(1,659)	$90,452

Three Months Ended March 31, 2020
Segment revenue	$122,355	$8,233	$130,588
Segment expenses (1)	(58,589)	(9,046)	(67,635)
Segment profit (loss)	$63,766	$(813)	$62,953

Nine Months Ended March 31, 2021
Segment revenue	$491,694	$19,721	$511,415
Segment expenses (1)	(173,593)	(24,911)	(198,504)
Segment profit (loss)	$318,101	$(5,190)	$312,911

Nine Months Ended March 31, 2020
Segment revenue	$370,729	$26,048	$396,777
Segment expenses (1)	(174,629)	(26,560)	(201,189)
Segment profit (loss)	$196,100	$(512)	$195,588

(1)         Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income; interest expense; and other (expense) income, net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)

Total segment profit for reportable segments	$90,452	$62,953	$312,911	$195,588
General and administrative expense	(21,553)	(18,219)	(60,389)	(54,525)
Interest income	8,410	8,173	26,383	24,577
Interest (expense)	(1,495)	(3,207)	(5,639)	(9,368)
Other (expense), net	(5)	(352)	(1,807)	(217)
Income before income taxes	$75,809	$49,348	$271,459	$156,055

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
Recent Events
In December 2019, the novel SARS-CoV-2 virus and associated COVID-19 disease (“COVID-19”) were reported in China, and in March 2020 the World Health Organization declared a pandemic. Since the beginning of March 2020, the sudden decrease in demand for oil due to the COVID-19 pandemic, compounded by the excess supply arising from producers’ failure to agree on production cuts, resulted in a drop in oil prices. During the three and nine months ended March 31, 2021, our business was negatively impacted by these factors. Specifically, we saw a slowdown in closing customer contracts, a slight increase in our customer attrition rate due to non-renewals and renewals at lower entitlement level and, to a lesser extent, a slowdown in customer payments. We are continuing to assess the impact of these items on global markets and the various industries of our customers. The extent of the impact on our operational and financial performance going forward will depend on developments such as the duration and spread of the pandemic and other factors affecting oil prices, the impact of these items on our customers and our sales cycles, as well as on our employees, all of which are uncertain and cannot be predicted. We are continuing to monitor the potential impacts related to the current disruption of COVID-19 and uncertainty in the global markets on the various industries of our customers. These factors could potentially impact the signing of new agreements, as well as the recoverability of assets, including accounts receivable and contract costs.
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
Other (Expense), Net. Other (expense) income, net is comprised primarily of foreign currency exchange gains (losses) generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units.
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

Comparing annual spend for different dates can provide insight into the growth and retention rates of our business, because annual spend represents the estimated annualized billings associated with our active term license agreements. Management utilizes the annual spend business metric to evaluate the growth and performance of our business as well as for planning and forecasting. In addition, our corporate and executive bonus programs are based in part on our success in meeting targets for growth in annual spend that are approved by our board. We believe that annual spend is a useful business metric to investors as it provides insight into the growth component of our term licenses and to how management evaluates and forecasts the business.

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

As of March 31, 2021, approximately 87% of our term license agreements (by value) are denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate annual spend in dollars rather than using current exchange rates, so that our calculation of growth in annual spend is not affected by fluctuations in foreign currencies.

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

We estimate that annual spend grew by approximately 1% during the third quarter of fiscal 2021, from $604.0 million at December 31, 2020 to $609.9 million at March 31, 2021, and by approximately 2.8% during the first nine months of fiscal 2021, from $593.1 million at June 30, 2020.

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

Bookings increased from $126.7 million during the three months ended March 31, 2020 to $175.6 million during the three months ended March 31, 2021. Bookings increased from $373.9 million during the nine months ended March 31, 2020 to $548.8 million during the nine months ended March 31, 2021. The change in bookings is due to the timing of renewals.

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

The following table provides a reconciliation of GAAP net cash provided by operating activities to free cash flow for the indicated periods:

	Nine Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$172,949	$143,588
Purchases of property, equipment, and leasehold improvements	(733)	(1,111)
Payments for capitalized computer software development costs	(895)	(141)
Acquisition related payments	2,433	1,264
Free cash flow (non-GAAP)	$173,754	$143,600

Total free cash flow on a non-GAAP basis increased by $30.2 million during the nine months ended March 31, 2021 as compared to the same period of the prior fiscal year primarily due to changes in working capital. See additional commentary in the "Liquidity and Capital Resources" section below.
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

The following table presents our income from operations, as adjusted for stock-based compensation expense, amortization of intangibles, and other items, such as the impact of acquisition related fees, for the indicated periods:

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
GAAP income from operations	$68,899	$44,734	$24,165	54.0%	$252,522	$141,063	$111,459	79.0%
Plus:
Stock-based compensation	9,225	7,299	1,926	26.4%	24,589	24,133	456	1.9%
Amortization of intangibles	2,047	1,864	183	9.8%	5,657	4,741	916	19.3%
Acquisition related fees	749	—	749	100.0%	3,133	78	3,055	3,916.7%
Non-GAAP income from operations	$80,920	$53,897	$27,023	50.1%	$285,901	$170,015	$115,886	68.2%

Critical Accounting Estimates and Judgments

Note 2, "Significant Accounting Policies," to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, and include the subsection captioned "Revenue Recognition."

See Note 3, "Revenue from Contracts with Customers," to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for more information on our accounting policies related to revenue recognition.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2021 and 2020

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase / (Decrease) Change	Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	%	2021	2020	%
	(Dollars in Thousands)
Revenue:
License	$110,104	$78,156	40.9%	$352,133	$238,311	47.8%
Maintenance	45,885	44,199	3.8%	139,561	132,418	5.4%
Services and other	6,737	8,233	(18.2)%	19,721	26,048	(24.3)%
Total revenue	162,726	130,588	24.6%	511,415	396,777	28.9%
Cost of revenue:
License	2,485	1,881	32.1%	6,859	5,550	23.6%
Maintenance	5,174	4,778	8.3%	14,066	14,339	(1.9)%
Services and other	8,396	9,046	(7.2)%	24,911	26,560	(6.2)%
Total cost of revenue	16,055	15,705	2.2%	45,836	46,449	(1.3)%
Gross profit	146,671	114,883	27.7%	465,579	350,328	32.9%
Operating expenses:
Selling and marketing	30,345	28,354	7.0%	82,092	86,046	(4.6)%
Research and development	25,874	23,576	9.7%	70,576	68,694	2.7%
General and administrative	21,553	18,219	18.3%	60,389	54,525	10.8%
Total operating expenses	77,772	70,149	10.9%	213,057	209,265	1.8%
Income from operations	68,899	44,734	54.0%	252,522	141,063	79.0%
Interest income	8,410	8,173	2.9%	26,383	24,577	7.3%
Interest (expense)	(1,495)	(3,207)	(53.4)%	(5,639)	(9,368)	(39.8)%
Other (expense), net	(5)	(352)	(98.6)%	(1,807)	(217)	732.7%
Income before income taxes	75,809	49,348	53.6%	271,459	156,055	74.0%
Provision for income taxes	13,314	7,522	77.0%	47,101	20,914	125.2%
Net income	$62,495	$41,826	49.4%	$224,358	$135,141	66.0%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(% of Revenue)
Revenue:
License	67.7%	59.8%	68.9%	60.1%
Maintenance	28.2	33.8	27.3	33.4
Services and other	4.1	6.4	3.9	6.5
Total revenue	100.0	100.0	100.1	100.0
Cost of revenue:
License	1.5	1.4	1.3	1.4
Maintenance	3.2	3.7	2.8	3.6
Services and other	5.2	6.9	4.9	6.7
Total cost of revenue	9.9	12.0	9.0	11.7
Gross profit	90.1	88.0	91.0	88.3
Operating expenses:
Selling and marketing	18.6	21.7	16.1	21.7
Research and development	15.9	18.1	13.8	17.3
General and administrative	13.2	14.0	11.8	13.7
Total operating expenses	47.8	53.7	41.7	52.7
Income from operations	42.3	34.3	49.4	35.6
Interest income	5.2	6.3	5.2	6.2
Interest (expense)	(0.9)	(2.5)	(1.1)	(2.4)
Other (expense), net	—	(0.3)	(0.4)	(0.1)
Income before income taxes	46.6	37.8	53.1	39.3
Provision for income taxes	8.2	5.8	9.2	5.3
Net income	38.4%	32.0%	43.9%	34.1%

Revenue

Total revenue increased by $32.1 million during the three months ended March 31, 2021 as compared to the corresponding period of the prior fiscal year. The increase of $32.1 million during the three months ended March 31, 2021 was comprised of an increase in license revenue of $31.9 million and an increase in maintenance revenue of $1.7 million, partially offset by a decrease in services and other revenue of $1.5 million, as compared to the corresponding period of the prior fiscal year.

Total revenue increased by $114.6 million during the nine months ended March 31, 2021 as compared to the corresponding period of the prior fiscal year. The increase of $114.6 million during the nine months ended March 31, 2021 was comprised of an increase in license revenue of $113.8 million and an increase in maintenance revenue of $7.1 million, partially offset by a decrease in services and other revenue of $6.3 million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
License revenue	$110,104	$78,156	$31,948	40.9%	$352,133	$238,311	$113,822	47.8%
As a percent of total revenue	67.7%	59.8%			68.9%	60.1%

The period-over-period increase of $31.9 million and $113.8 million in license revenue during the three and nine months ended March 31, 2021, respectively, was primarily attributable to an increase in bookings related to the timing of renewals.

Maintenance Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Maintenance revenue	$45,885	$44,199	$1,686	3.8%	$139,561	$132,418	$7,143	5.4%
As a percent of total revenue	28.2%	33.8%			27.3%	33.4%

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.
The period-over-period increase of $1.7 million and $7.1 million in maintenance revenue during the three and nine months ended March 31, 2021, respectively, was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.

Services and Other Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Services and other revenue	$6,737	$8,233	$(1,496)	(18.2)%	$19,721	$26,048	$(6,327)	(24.3)%
As a percent of total revenue	4.1%	6.4%			3.9%	6.5%

We recognize professional services revenue for our time-and-materials ("T&M") contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Services and other revenue decreased $1.5 million and $6.3 million during the three and nine months ended March 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year primarily due to the timing and volume of professional services engagements.

Cost of Revenue

Cost of License Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Cost of license revenue	$2,485	$1,881	$604	32.1%	$6,859	$5,550	$1,309	23.6%
As a percent of license revenue	2.3%	2.4%			1.9%	2.3%

Cost of license revenue increased $0.6 million and $1.3 million for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year primarily due to increased amortization of intangible assets from acquisitions. License gross profit margin remained consistent at 97.7% and 97.6% for the three months ended March 31, 2021 and 2020, respectively, and 98.1% and 97.7% for the nine months ended March 31, 2021 and 2020, respectively, due to the low cost of license revenue.

Cost of Maintenance Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$5,174	$4,778	$396	8.3%	$14,066	$14,339	$(273)	(1.9)%
As a percent of maintenance revenue	11.3%	10.8%			10.1%	10.8%

Cost of maintenance revenue increased $0.4 million and decreased $(0.3) million for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year. Maintenance gross profit margin remained consistent at 88.7% and 89.2% for the three months ended March 31, 2021 and 2020, respectively, and 89.9% and 89.2% for the nine months ended March 31, 2021 and 2020, respectively.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$8,396	$9,046	$(650)	(7.2)%	$24,911	$26,560	$(1,649)	(6.2)%
As a percent of services and other revenue	124.6%	109.9%			126.3%	102.0%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Cost of services and other revenue decreased $0.7 million and $1.6 million for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year. Gross profit margin on services and other revenue was (24.6)% and (9.9)% for the three months ended March 31, 2021 and 2020, respectively, and (26.3)% and (2.0)% for the nine months ended March 31, 2021 and 2020, respectively.

Gross Profit

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Gross profit	$146,671	$114,883	$31,788	27.7%	$465,579	$350,328	$115,251	32.9%
As a percent of revenue	90.1%	88.0%			91.0%	88.3%
For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue," "Cost of Maintenance Revenue," and “Cost of Services and Other Revenue” sections above.
Gross profit increased by $31.8 million and $115.3 million for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year. Gross profit margin remained consistent at 90.1% and 88.0% for the three months ended March 31, 2021 and 2020, respectively, and 91.0% and 88.3% for the nine months ended March 31, 2021 and 2020, respectively.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Selling and marketing expense	$30,345	$28,354	$1,991	7.0%	$82,092	$86,046	$(3,954)	(4.6)%
As a percent of total revenue	18.6%	21.7%			16.1%	21.7%

The period-over-period increase of $2.0 million in selling and marketing expense during the three months ended March 31, 2021 was primarily attributable higher compensation costs of $2.3 million related to an increase in headcount and higher expenses associated with events in the period of $0.7 million, partially offset by lower travel-related costs of $1.5 million

The period-over-period decrease of $4.0 million in selling and marketing expense during the nine months ended March 31, 2021 was primarily attributable to lower travel and event related costs of $7.0 million, partially offset by increases in compensation cost of $1.7 million due to increase in headcounts and higher consulting costs of $0.7 million mainly attributable to a market survey.

Research and Development Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Research and development expense	$25,874	$23,576	$2,298	9.7%	$70,576	$68,694	$1,882	2.7%
As a percent of total revenue	15.9%	18.1%			13.8%	17.3%

The period-over-period increase of $2.3 million in research and development expense during the three months ended March 31, 2021 was primarily attributable to higher compensation costs of $2.4 million related to an increase in headcount.

The period-over-period increase of $1.9 million in research and development expense during the nine months ended March 31, 2021 was primarily attributable to higher compensation costs of $2.9 million due to increase in headcounts, partially offset by lower travel and event related costs of $1.2 million.

General and Administrative Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
General and administrative expense	$21,553	$18,219	$3,334	18.3%	$60,389	$54,525	$5,864	10.8%
As a percent of total revenue	13.2%	14.0%			11.8%	13.7%

The period-over-period increase of $3.3 million in general and administrative expense during the three months ended March 31, 2021 was primarily attributable to higher compensation costs of $2.0 million related to an increase in headcount and higher acquisition costs of $0.8 million.

The period-over-period increase of $5.9 million in general and administrative expense during the nine months ended March 31, 2021 was primarily attributable to higher bad debt expense of $3.5 million, higher acquisition costs of $3.1 million, and increases in talent acquisition costs of $1.0 million related to executive management retained searches, partially offset by lower professional fees of $3.7 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Interest income	$8,410	$8,173	$237	2.9%	$26,383	$24,577	$1,806	7.3%
As a percent of total revenue	5.2%	6.3%			5.2%	6.2%

The period-over-period increase of $0.2 million and $1.8 million in interest income during the three and nine months ended March 31, 2021, respectively, was a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Interest (Expense)

	Three Months Ended March 31,		(Increase) / Decrease Change		Nine Months Ended March 31,		(Increase) / Decrease Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Interest (expense)	$(1,495)	$(3,207)	$1,712	(53.4)%	$(5,639)	$(9,368)	$3,729	(39.8)%
As a percent of total revenue	(0.9)%	(2.5)%			(1.1)%	(2.4)%

The period-over-period decrease of $1.7 million and $3.7 million in interest (expense) during the three and nine months ended March 31, 2021, respectively, was primarily due to lower interest expenses related to our Amended and Restated Credit Agreement and lower outstanding borrowing balance after we paid off our revolving credit facility in December 2020.

Other (Expense), Net

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Other (expense), net	$(5)	$(352)	$347	(98.6)%	$(1,807)	$(217)	$(1,590)	732.7%
As a percent of total revenue	—%	(0.3)%			(0.4)%	(0.1)%

Other (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.
During the three months ended March 31, 2021 and 2020, other (expense), net was primarily comprised of $0.1 million and $(0.3) million of currency gains and (losses), respectively.

During the nine months ended March 31, 2021 and 2020, other (expense), net was primarily comprised of $(2.0) million and $(0.2) million of currency losses, respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Provision for income taxes	$13,314	$7,522	$5,792	77.0%	$47,101	$20,914	$26,187	125.2%
Effective tax rate	17.6%	15.2%			17.3%	13.4%

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

Our effective tax rate was 17.6% and 15.2% during the three months ended March 31, 2021 and 2020, respectively, and 17.3% and 13.4% during the nine months ended March 31, 2021 and 2020, respectively. Our effective tax rate was lower in the three months ended March 31, 2020 due to the higher FDII deduction taken last year compared to this year, and lower in the nine months ended March 31, 2020 as a result of the tax contingency reversal due to settling an IRS audit.

We recognized an income tax expense of $13.3 million and $7.5 million during the three months ended March 31, 2021 and 2020, respectively, and $47.1 million and $20.9 million during the nine months ended March 31, 2021 and 2020, respectively. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of March 31, 2021, our principal capital resources consisted of $317.1 million in cash and cash equivalents.

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

As of March 31, 2021, our current borrowings of $18.0 million consist of the term loan facility. Our non-current borrowings of $279.0 million consist of $282.0 million of our term loan facility, net of $3.0 million in debt issuance costs. We had current borrowings of $135.2 million and non-current borrowings of $292.4 million as of June 30, 2020.

For a more detailed description of the Amended and Restated Credit Agreement, see Note 12, "Credit Agreement," to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents of $1.0 million and $1.0 million as of March 31, 2021 and June 30, 2020, respectively, consisted of money market funds. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$172,949	$143,588
Investing activities	(18,826)	(76,031)
Financing activities	(125,393)	53,527
Effect of exchange rates on cash balances	573	(838)
Increase in cash and cash equivalents	$29,303	$120,246

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $172.9 million during the nine months ended March 31, 2021. This amount resulted from net income of $224.4 million, adjusted for non-cash items of $55.7 million and net uses of cash of $(107.2) million related to changes in working capital.

Non-cash items during the nine months ended March 31, 2021 consisted primarily of stock-based compensation expense of $24.6 million, depreciation and amortization expense of $7.5 million, reduction in the carrying amount of right-of-use assets of $7.0 million, reduction in deferred income taxes of $7.0 million, provision for bad debts of $6.8 million, and net foreign currency losses of $2.0 million.

Cash used by working capital of $107.2 million during the nine months ended March 31, 2021 was primarily attributable to cash used by increases in contract assets of $103.5 million, decreases in lease liabilities of $7.5 million, increases in prepaid expenses, taxes and other assets of $7.0 million and decreases in accounts payable, accrued expenses and other current liabilities of $6.8 million and partially offset by increases in deferred revenue of $13.4 million, and decreases in accounts receivable of $4.1 million.

Investing Activities

During the nine months ended March 31, 2021, we used $18.8 million of cash for investing activities. We used $16.3 million for payments for business acquisitions, net of cash acquired, $0.9 million for equity method investments, $0.9 million for capitalized computer software costs and $0.7 million for capital expenditures.

Financing Activities

During the nine months ended March 31, 2021, we used $125.4 million of cash for financing activities. This amount resulted from $119.2 million of cash used for the repayment of the outstanding balance under our revolving credit facility, $12.0 million of cash used for maturities of amounts borrowed under our term loan facility, and $6.7 million of cash used for withholding taxes on vested and settled restricted stock units, offset by $12.5 million for cash provided by the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $2.3 million and $3.5 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2021 and June 30, 2020, respectively. The letters of credit expire at various dates through fiscal 2026.

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

Foreign Currency Risk

During the three months ended March 31, 2021 and 2020, 14.6% and 8.2% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2021 and 2020, 11.4% and 7.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2021 and 2020. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar.

We recorded $0.1 million and $(0.3) million of net foreign currency exchange gains (losses) during the three months ended March 31, 2021 and 2020, respectively, and $(2.0) million and $(0.2) million of net foreign currency exchange (losses) during the nine months ended March 31, 2021 and 2020, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $2.5 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, and by approximately $5.2 million and $1.7 million during the nine months ended March 31, 2021 and 2020, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at March 31, 2021 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of March 31, 2021, we had current borrowings of $18.0 million and non-current borrowings of $279.0 million on our term loan facility. Our non-current borrowings of $279.0 million consist of $282.0 million of our term loan facility, net of $3.0 million in unamortized debt issuance costs.

As of June 30, 2020, we had $119.2 million and $312.0 million in outstanding borrowings on our revolving credit facility and term loan facility, respectively. Our current borrowings of $135.2 million at June 30, 2020 consist of $119.2 million of the revolving credit facility and $16.0 million of the term loan facility. Our non-current borrowings of $292.4 million at June 30, 2020 consist of $296.0 million of our term loan facility, net of $3.6 million in unamortized debt issuance costs. A hypothetical 100 basis point increase or decrease in interest rates paid on outstanding borrowings under the Amended and Restated Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Investment Risk

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of March 31, 2021, the fair value of this investment is $1.2 million CAD ($1.5 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

b)    Management's Plan to Remediate the Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, we implemented a remediation plan to address the material weakness mentioned above. Management enhanced our risk assessment process over the design and implementation of internal controls over new and emerging financial reporting matters such as the adoption of ASU No. 2016-02, Leases ("Topic 842"). We also performed an updated risk assessment of revenue and associated contract balances controls and identified and designed enhanced review controls over the accounting for revenue contracts under Topic 606, including the use of additional reporting tools and additional reconciliation controls. The COVID-19 pandemic and resulting remote working environment made timely completion of these remediation procedures more challenging, and all remediation efforts were not fully completed as of June 30, 2020. As a result, management concluded that the material weakness in our internal control over the financial reporting had not been fully remediated as of June 30, 2020. The weakness will be considered remediated when the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our intention is that the remediation of this material weakness will be completed prior to the end of fiscal 2021. The remediation effort involves designing and implementing additional controls, testing those controls and concluding upon their effectiveness.

c)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the change in our controls resulting from the adoption of Topic 326 as described in
Note 2, "Significant Accounting Policies," to our Unaudited Consolidated Financial Statements. We performed a risk assessment and implemented changes to our processes and control activities. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and our Quarterly Report on Form 10-Q for the three and six months ended December 31, 2020, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2020 Annual Report on Form 10-K remains current in all material respects, with the exception of the revised risk factors below.

Our customers’ business operations have been, and continue to be, subject to business interruptions arising from the COVID‑19 pandemic. We continue to monitor the situation, but there can be no assurance that the pandemic will not result in delays or possibly reductions in demand for our solutions that could have a serious adverse effect on our business.

Many countries have imposed restrictions on travel and public assembly and closed schools and businesses in order to slow the spread of COVID-19. These governmental restrictions and related private sector responses have adversely affected the business operations of some of our customers and resulted in a slowdown in closing some customer contracts and, to a lesser extent, a delay in customer payments during the three and nine months ended March 31, 2021. While the measures instituted in response to COVID‑19 are expected to be temporary, the duration of the business disruptions and related operational and financial impact on our customers and us cannot be estimated with certainty at this time. The adverse effects on the economies and financial markets of many countries and markets may result in an economic downturn and changes in global economic policy that could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition, including on our ability to collect accounts receivable. Our business may also be harmed if our employees are not able to perform services for customers on-site due to travel restrictions or facility closings.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.
During the three months ended March 31, 2021 and 2020, 14.6% and 8.2% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2021 and 2020, 11.4% and 7.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar. During the three and nine months ended March 31, 2021 and 2020, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2021 of shares of our common stock:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

January 1 to 31, 2021	—	$—	—
February 1 to 28, 2021	—	$—	—
March 1 to 31, 2021	—	$—	—
Total	—	$—	—	$200,000,000

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

(2)         As of March 31, 2021, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 36,270,015.

(3)         The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(4)     As of March 31, 2021, the total remaining value under the New Share Repurchase Program was approximately $200.0 million.

Item 6.   Exhibits.

Exhibit Number	Description

10.1	Transition Agreement dated February 10, 2021 entered into by Aspen Technology, Inc. and Karl E. Johnsen^

10.2	Executive Retention Agreement dated March 22, 2021 entered into by Aspen Technology, Inc. and Chantelle Breithaupt^

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

^ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspen Technology, Inc.

Date: April 28, 2021	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2021	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)