Form 10-K
period 2021-06-30
ASPEN TECHNOLOGY INC /DE/
filed 2021-08-18
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of December 31, 2020, the aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was $8,795,495,299 based on a total of 67,527,795 shares of common stock held by non-affiliates and on a closing price of $130.25 on December 31, 2020 for the common stock as reported on The NASDAQ Global Select Market.
There were 67,076,892 shares of common stock outstanding as of August 11, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement related to the registrant's 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

____________________________________________

Our registered trademarks include aspenONE and Aspen Plus. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.
Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2021" refers to the year ended June 30, 2021).
Unless the context indicates otherwise, references in this report to "we", "us", "our" and similar references mean Aspen Technology, Inc. and its subsidiaries.

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
PART I
Item 1.    Business.
Overview
We are a global leader in asset optimization software that optimizes asset design, operations and maintenance in complex, industrial environments. We combine decades of process modeling and operations expertise with big data, artificial intelligence, and advanced analytics. Our purpose-built software improves the competitiveness and profitability of our customers by; increasing throughput, energy efficiency, and production levels; reducing unplanned downtime, plant emissions, and safety risks; enhancing capital efficiency; and decreasing working capital requirements over the entire asset lifecycle to support operational excellence.
Our software combines our proprietary mathematical and empirical models of manufacturing and planning processes which reflects the deep domain expertise we have amassed from focusing on solutions for the process and other capital-intensive industries for over 40 years. Our products have embedded artificial intelligence, or AI, capabilities that create insights, provide guidance, and automate and democratize knowledge, known as Industrial AI, to create more value for the process industries. For customers beginning to consider how AI can be applied to their domain-specific challenges, we recently introduced our hybrid model methodology. This capability enhances first principles-driven models with AI to improve accuracy, safety and predictability without requiring customers to have additional data science expertise.

We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. Each business area leverages our artificial intelligence of things, or AIoT, products as the foundation of industrial data, to help us realize our vision for Industrial AI at scale. We are the recognized market and technology leader in providing process optimization and asset performance management software for each of these business areas.
We have established sustainable competitive advantages based on the following strengths:
•Innovative products that can enhance our customers' profitability and productivity;
•Long-term customer relationships;
•Large installed base of users of our software; and
•Long-term license contracts.

We have approximately 2,500 customers globally. Our customers consist of companies engaged in the process industry and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, food and beverage, transportation, power, metals and mining, pulp and paper, and consumer packaged goods.
Industry Background
The process manufacturing industries consist of companies that typically manufacture finished products by applying a controlled chemical process either to a raw material that is fed continuously through the plant or to a specific batch of raw material.
Process industry characteristics and dynamics are complex and the scale of operation is very large; therefore, any small improvement in the high-volume feedstocks used, or to the chemical process applied, for example, can have a significant impact on the efficiency and cost-effectiveness of manufacturing operations. As a result, process manufacturers, as well as the engineering and construction firms that partner with these manufacturers, have extensive technical requirements and need sophisticated, integrated software to help design, operate and maintain their complex manufacturing assets. The unique characteristics associated with process manufacturing create special demands for business applications that frequently exceed the capabilities of generic or non-process manufacturing software packages.
Industry Specific Challenges Facing the Process Industries
Companies in different segments of the process industries face specific challenges driving their need for software solutions that design, operate and maintain manufacturing environments more effectively:
Energy. Our energy markets are comprised of three primary sectors: Exploration and Production, also called "upstream," Oil and Gas Production and Processing, also called "midstream," and Refining and Marketing, also called "downstream":
•Companies engaged in Exploration and Production explore for and produce hydrocarbons. They target reserves in increasingly diverse geographies involving geological, logistical and political challenges. They need to design and develop ever larger, more complex and more remote production, gathering and processing facilities as quickly as possible with the objective of optimizing production and ensuring regulatory compliance.
•Companies engaged in Oil and Gas Production and Processing produce and gather oil and natural gas from well heads, clean it, process it, and separate it into oil, dry natural gas, and natural gas liquids in preparation for transport to downstream markets. The processing capacity of oil and gas processing plants in North America has increased significantly in recent years to process the oil and gas extracted from shale deposits.
•Companies engaged in Refining and Marketing convert crude oil through a thermal and chemical manufacturing process into end products such as gasoline, jet and diesel fuels and into intermediate products for downstream chemical manufacturing companies. These companies are characterized by high volumes and low operating margins. In order to deliver better margins, they focus on optimizing feedstock selection and product mix, reducing energy and capital costs, maximizing throughput, and minimizing inventory, all while operating safely and in accordance with regulations.
Chemicals. The chemicals industry includes both bulk and specialty chemical companies:
•Bulk chemical producers manufacture commodity chemicals and compete primarily on price; they seek to achieve economies of scale and manage operating margin pressure by building larger, more complex plants located near feedstock sources.
•Specialty chemical manufacturers, which primarily manufacture highly differentiated customer-specific products, face challenges in managing diverse product lines, multiple plants, complex supply chains and product quality.
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

Other Industries. We recently embarked on a new strategy to market our products and solutions to support companies in the pharmaceuticals and metal and mining industries. These industries desire a far more connected digital infrastructure than the one they have now, and are seeking asset optimization solutions that help them improve their processes, reduce costs and improve quality. Companies in the consumer packaged goods, power, and pulp and paper industries are also seeking asset optimization solutions that help them deliver improved financial and operating results in the face of varied process manufacturing challenges.
Organizations in the process industries now also view sustainability efforts as being a more urgent necessity due to a variety of factors including governmental regulations, environmental stewardship, and new market opportunities. Achieving sustainability goals requires organizations to focus on their environmental footprints, which include everything from reducing the use of non-renewable resources, such as water for feedstocks or energy generation, to decreasing carbon emissions related to standard business operations. Key techniques used to meet these goals can include sustainability tracking, enhanced waste management, process intensification, process redesign and making better use of energy and water. AspenTech products are solutions for each of these techniques.
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
Evolving Workforce. Process companies must adapt to the changing nature of the technical workforce. A generation of highly experienced plant operators and engineers is nearing retirement. New entrants to the workforce must be able to leverage effectively organization knowledge to become productive with far fewer years of experience.
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
Many process manufacturers have implemented both DCS and ERP systems but have realized that their investments in hardware and back-office systems are inadequate. DCS are only able to control and monitor processes based on fixed sets of parameters and cannot dynamically react to changes in the manufacturing process unless instructed by end users. ERP systems can only record what is produced in operations. Although DCS and ERP systems help manage manufacturing performance, neither of these systems can optimize what is produced, how it is produced or where it is produced. Moreover, neither can help a process manufacturer understand how to improve its processes or how to identify opportunities to decrease operating expenses, or to reduce environmental impact.
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
Increasingly, industrial organizations are focusing on how AI can be applied to address domain-specific industrial challenges. They are concentrating on tangible business outcomes from AI-enabled use cases to further validate the case for widespread industrial AI adoption. These initiatives involve shifting from mass data collection to more strategic industrial data management with a specific focus on data integration, mobility, and accessibility across the enterprise. As a result, integrated data management, edge and cloud infrastructure, and production-grade AI environments are in demand to build, deploy and host industrial AI applications at the appropriate speeds and scale.

AspenTech solutions help customers meet these challenges with proven domain expertise and innovative solutions. Our hybrid model methodology and capabilities in particular enhance first-principles driven models with AI. This is important because highly nonlinear processes are very difficult to model using first principles, and our software can model them using machine learning capabilities and insert empirical data models as objects into first principles-driven models to improve accuracy, safety and predictability.
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
aspenONE Solutions
We provide integrated asset optimization software solutions designed and developed specifically for the process and other capital-intensive industries. Guided by 40 years of industrial expertise, we are delivering fit-for-purpose Industrial AI to create the next generation of domain-specific applications that extract new levels of value from industrial data across the entire enterprise. Customers use our solutions to accelerate their digitalization efforts in order to meet sustainability and profitability goals. Our solutions help customers automate processes to improve competitiveness and operational and resource efficiencies by increasing throughput and productivity, reducing operating and maintenance costs, increasing reliability, enhancing capital efficiency, enabling collaboration among different functions, increasing safety, reducing emissions and risk, and decreasing working capital requirements. Our solutions also help organizations design, operate, and maintain the production of innovative products from new energy sources like hydrogen to new genetic-based pharmaceuticals such as vaccines. Our aspenONE solutions are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management or APM. Each product suite leverages our AIoT products as the foundation of industrial data.
Engineering. Our engineering software is used to develop process designs of new plants, re-vamp existing plants, and simulate and optimize existing processes. Using advanced modeling technologies including industrial AI, our engineering software can create digital twins of new and existing plant processes and equipment that are used to troubleshoot, fine-tune plant operations and improve overall environmental impact.
Manufacturing and Supply Chain. Our manufacturing software is used to optimize day-to-day processing activities, enabling process manufacturers to make better, more profitable decisions and to improve plant performance while driving more sustainable operations. Our supply chain management software is designed to enable process manufacturers to reduce inventory levels, increase asset efficiency, respond rapidly to market demands and optimize supply chain operations.
Asset Performance Management. Our asset performance management software is used to understand and predict the reliability of a system; be it multiple assets, a single asset, or equipment in a plant. The factors that impact reliability include how operating conditions degrade equipment performance over time, or how process conditions lead to equipment failure, and the ability to predict when the equipment will fail and prescribe actions to avoid such occurrences. The APM suite delivers Industrial AI through comprehensive machine learning and analytics technologies which, when used in a standalone or integrated manner with historical and real time asset and equipment data, can help our customers improve their return on capital employed and adhere to their sustainability goals.
Artificial Intelligence of Things. Our artificial intelligence of things products are used to: collect large volumes of data for reporting and analysis; integrate data across plants and technologies; visualize data to identify trends, outliers and patterns; and customize applications with our Data Science Studio. Each suite leverage our AIoT products to capture industrial data to help us realize our Industrial AI vision.

We offer customer support, professional services and training services to our customers. Under our aspenONE licensing model, software maintenance and support are included for the term of the arrangement. Professional services are offered to customers as a means to further implement and extend our technology across their corporations.
The key benefits of our aspenONE solutions include the following.
Broad and comprehensive software suites. We believe that we offer the most comprehensive suites of software applications addressing the engineering, manufacturing and supply chain and maintenance requirements of process manufacturers. While some competitors offer solutions in one or two principal business areas, no other vendor can match the breadth of our aspenONE offerings. In addition, we embed fit-for-purpose Industrial AI to help customers capture value from industrial data an extensive array of software applications that address extremely specific and complex industry and end user challenges, such as feedstock selection, dynamic optimization of plant assets, production planning and scheduling, design of new plant operations, maintenance of assets, quality of products delivered, sustainability and much more.
Integrated software solutions. aspenONE provides a standards-based framework that integrates applications, data and models within each of our software suites. Process manufacturers seeking to improve their business operations can use the integrated software applications in the aspenONE Engineering, Manufacturing and Supply Chain, Asset Performance Engineering suites to support real-time decision making both for individual production facilities and across multiple sites.
Flexible commercial model. Our aspenONE licensing model is primarily a subscription offering that provides customers with access to all of the applications within and across the aspenONE suite(s) that the customers license, including the right to any future software products and updates that may be introduced into the licensed aspenONE software suites. The customer can change or alternate the use of multiple applications in a licensed suite through the use of interchangeable measures of usage, or tokens, licensed in quantities determined by the customer. This enables the customer to use those applications whenever required and to experiment with different applications to best solve whatever critical business challenges the customer faces. The customer can easily increase its usage of our software as their business requirements evolve.
Cloud-ready infrastructure. The Aspen AIoT Hub is the cloud-ready Industrial AI infrastructure that enables our vision for the Self-Optimizing Plant. It provides the integrated data management, edge, and cloud infrastructure, and a production-grade AI environment, that enable customers to build, deploy and host Industrial AI applications at the enterprise speed and scale needed to gain critical insights from industrial data across plants and the enterprise.
Our Competitive Strengths
In addition to the breadth and depth of our integrated aspenONE software and the flexibility of our aspenONE licensing model, we believe our key competitive advantages include the following.
Industry-leading innovation based on substantial process industry expertise. For over 40 years, our significant investment in research and development has led to a number of major process engineering advances considered to be industry-standard applications. Our development organization is comprised of software engineers, chemical engineers and data scientists. This combination of expertise has been essential to the development of leading products embedded with chemical engineering principles, optimization and machine learning algorithms, analytics, and the process industries’ workflows and best practices.
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
Our primary growth strategy is to expand organically within our core verticals by leveraging our market leadership position and driving increased usage and product adoption of the broad capabilities in our aspenONE offerings. We believe this strategy is proving effective as our customers are increasingly facing a dual challenge in today’s environment – meeting the demand for resources and higher standards of living from a growing population while also addressing sustainability goals, reductions in emissions and reductions in plastic waste. This means generating new levels of operational excellence while simultaneously addressing sustainability targets. In this complex and uncertain environment, companies require the agility in operations to address volatility, the flexibility to operate across different scenarios, and access to critical supply chain insights. These requirements in turn necessitate digitalization across the enterprise to deliver increased safety in operations, greater reliability, and improved efficiencies. In combination, these results drive greater sustainability by delivering safer, greener, and faster operations, all while supporting increased profitability.
Additionally, we seek acquisitions to accelerate our overall growth in the design and operations of the process, acquisitions that will expand our maintenance solution to deliver asset optimization, or acquisitions that will introduce us to or allow us to further penetrate new industries. To accomplish these goals, we will pursue the following activities:
Continue to provide innovative, market-leading solutions. Our recent product release, aspenONE V12, embeds AI across the product portfolio, and uses the cloud for delivery of enterprise-wide analytics and insights for increased safety, sustainability, and improved margins. This new release further supports our Industrial AI solutions and the ability to democratize the application of AI where it can deliver most value and is a vital step towards our vision for the Self-Optimizing Plant.

aspenONE V12 solutions have Industrial AI hybrid model capability that is purpose-built for the process industries and other capital-intensive industries. Aspen Hybrid Models capture data from assets across the enterprise, and then apply AI, engineering first principles and AspenTech’s domain expertise to deliver comprehensive, more accurate models at enterprise speed and scale. With AspenTech’s four decades of knowledge about the unique challenges of building solutions for process industries and other capital-intensive industries, aspenONE V12 enables customers to apply AI to critical processes without additional data science expertise and offers support for new users without deep process knowledge or experience.
Further penetrate existing customer base. We have an installed base of approximately 2,500 customers. Many of our customers only use a fraction of our products. We work with our customers to identify ways in which they can improve their business performance by using the entire licensed suite of aspenONE solutions, both at an individual user level and across all of their plant locations. Our customers are segmented based on their size and complexity. Our large complex customers are serviced by our Field Sales organization, while our other customers are serviced by our inside sales group. Additionally, we regularly enhance our products to make them easier to use and seek to increase productivity of users by offering more integrated workflows.
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
Asset Performance Management expansion. In fiscal 2017, we introduced a new suite of products focused on improving the reliability of our customers’ assets and equipment using a combination of machine learning, data science and process modeling, together with historical and real time asset and equipment data. We have increased our investment in the research and development, sales and marketing, and channel sales functions to build out the capabilities that will enable us to grow this new business area and deliver value for our customers. In addition, we target additional capital-intensive industries with the APM functionality that we refer to as the global economy industries. These include other industries such as metals and mining, pharmaceutical, power, pulp and paper, and food and beverage.
Build an ecosystem. The relevance of our solutions in the markets we serve means that we can leverage third parties interested in building or expanding their businesses to increase our market penetration. The breadth of relationships that we establish will depend on the profile of the third-party company and the objectives specified to be achieved from the promotion and implementation of our products and solutions.
Pursue acquisitions. As part of our make-vs-buy analyses, we regularly explore and evaluate acquisitions. We have made several acquisitions in recent years and believe the opportunity exists to do more, especially as we seek to evolve our strategy to asset optimization and the maintenance area of the plant as well us diversify the types of industries we serve.
Expand our total addressable market. Our focus on innovation also means introducing product capabilities or new product categories that create value for our customers and therefore expand our total addressable market. For example, the needs of pharmaceutical customers are evolving by requiring more agility while still meeting high expectations for quality. This momentum, in particular the increasing role of digitalization, electronic batch release and online process models, is creating additional opportunities for AspenTech strengths.
Products
Our integrated asset optimization software solutions are designed and developed specifically for the process industries. Customers use our solutions to improve their competitiveness and profitability by increasing throughput and productivity, reducing operating costs and emissions, enhancing capital efficiency, and decreasing working capital requirements. We have designed and developed our software applications across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. Each business area leverages our AIoT products as the foundation of industrial data, to help us realize our vision for Industrial AI at scale.
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
Manufacturing. Our manufacturing software products focus on optimizing day-to-day processing activities, enabling customers to make better, faster decisions that lead to improved plant performance and operating results. These solutions include desktop and server applications that help customers make real-time decisions, which can reduce fixed and variable costs and improve product yields. Process manufacturers must address a wide range of manufacturing challenges, such as optimizing execution efficiency, reducing costs, selecting the right raw materials, scheduling and coordinating production processes, and identifying an appropriate balance between turnaround times, delivery schedules, product quality, cost and inventory.
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
Artificial Intelligence of Things. Our AIoT solutions are used to leverage industrial data by collecting large volumes of data for reporting and analysis; integrating data across plants and technologies; visualizing data to identify trends, outliers and patterns; and customizing data science applications with an AI workbench.
Our software applications are currently offered in three suites: aspenONE Engineering, aspenONE Manufacturing and Supply Chain, and aspenONE Asset Performance Management. Each business suite leverages our AIoT products as the foundation of industrial data. These suites and our AIoT products are integrated applications that allow end users to design process manufacturing environments, monitor operational performance, respond and adapt to operational changes, predict asset reliability and equipment failure, and manage planning and scheduling activities as well as collaborate across these functions and activities. The three suites and our AIoT products are designed around core modules and applications that allow customers to design, operate and maintain their process manufacturing environments, as shown below:

aspenONE Engineering

Business Area	aspenONE Module	Major Products	Product Description
Engineering	Process Simulation for Energy	Aspen HYSYS	Process modeling software for the design and optimization of hydrocarbon processes, including flow assurance, refinery reactors, acid gas clean-up, and sulfur recovery - with embedded Industrial AI capabilities
		Aspen Operator Training	Solution for developing and deploying dynamic plant simulations for the purpose of training plant operators to respond to operational and safety scenarios in a virtual training environment
	Process Simulation for Chemicals	Aspen Plus	Process modeling software for the design and optimization of chemical processes, including solids and batch processes - with embedded Industrial AI capabilities
	Economic Evaluation	Aspen Capital Cost Estimator	Economic evaluation software for estimating project capital costs and lifecycle asset economics - from conceptual definition through detailed cost estimation
	Equipment Design & Rating	Aspen Exchanger Design and Rating	Software for the design, simulation and rating of various types of heat exchangers
		Aspen OptiPlant 3D Layout	A platform used to develop rapid 3D Models, engineer multiple options for analysis, select the design optimized for Cost, Layout, Constructability, Safety and Operations
Basic Engineering	Aspen Basic Engineering	Collaborative platform for managing process engineering data and producing front-end design deliverables such as multi-disciplinary datasheets, process flow diagrams, piping and instrument diagrams, and equipment lists

	Operation Support	Aspen Online	Solution that connects process models to real-time plant data for expedited decisions, operational guidance, and optimization

aspenONE Manufacturing and Supply Chain

Business Area	aspenONE Module	Major Products	Product Description
Manufacturing	Advanced Process Control	Aspen DMC3	Multi-variable controller software for maintaining processes at their optimal operating point under changing process conditions with Industrial AI
		Aspen Inferential Qualities	Maintain tighter quality control and reduce lab work with accurate real-time estimates of infrequently measured properties using powerful deep learning technology
	Dynamic Optimization	Aspen GDOT	Multi-unit dynamic optimization software for alignment of Advanced Process Control (APC) with Planning & Scheduling to enable unified production optimization for refineries and ethylene plants
	Manufacturing Execution Systems	Aspen Production Execution Manager	Workflow, order and recipe management software per CGMP guidelines that ensures operational consistency for improved yields, higher quality and lower production costs
		Aspen Operations Reconciliation and Accounting	Accuracy in production accounting and better decision-making with reconciled production data using one model that integrates unit- and plant-boundary balances

		Aspen Tank and Operations Manager	Efficiently execute and monitor inventory operations with a powerful interface for movement and tank operations
	Multivariate Statistical Analysis and Real-time Monitoring	Aspen Unscrambler	Industry-leading tool for modeling, prediction and optimization using multivariate statistical analysis and interactive visualizations. Develop products faster, improve quality and optimize processes by analyzing large, complex data sets easier than ever
		Aspen Unscrambler HSI	Solve complex problems with explorative, multivariate analysis of hyperspectral images for transformations, outlier detection and model validation to classify products and improve quality
		Aspen Process Pulse	Monitor, control and optimize processes with real-time visibility of all types of process and spectral data. Run models for early fault detection, process deviation warnings, Process Analytical Technology (PAT) support and continuous improvement while enabling compliance with regulatory mandates
Supply Chain	Refinery Planning & Scheduling	Aspen Unified PIMS	Refinery and olefins planning software for optimizing feedstock selection, product slate and operational execution
		Aspen Unified Scheduling	Refinery and olefins scheduling software for scheduling and optimization of refinery operations with integration to refinery planning, blending and dock operations
	Supply & Distribution	Aspen Petroleum Supply Chain Planner	Economic planning software for optimizing the profitability of the petroleum distribution network, including transportation, raw materials, sales demands, and processing facilities
		Aspen Fleet Optimizer	Software for inventory management and truck transportation optimization in secondary petroleum distribution
	Supply Chain Management	Aspen Collaborative Demand Manager	Software for forecasting market demand and managing forecast through changes in the business environment by combining historical and real time data
		Aspen Plant Scheduler	Software for generating optimal production schedules to meet total demand
		Aspen Supply Planner	Software for determining the optimal production plan taking into account labor and equipment, feedstock, inbound /outbound transportation, storage capacity, and other variables
		Aspen Schedule Explorer	Enable flawless operational execution by aligning teams via a common collaborative hub, allowing supply chain and operations to communicate and make proactive decisions

aspenONE Asset Performance Management

Business Area	aspenONE Module	Major Products	Product Description
Asset Performance Management	Risk Analysis	Aspen Fidelis Reliability	Software for predicting the future performance of any system and quantifying the change in performance due to changes in design, capacity, operations, maintenance, logistics, market dynamics, and weather
	Process Analytics	Aspen ProMV	Multivariate analysis software for analyzing interrelated process data for continuous and batch processes, to identify the minimum critical set of variables driving product quality and process performance, and identifying optimal set points
		Aspen Event Analytics	Software for analyzing plant operations in real time to identify causal precursors that can lead to an unplanned downtime event
		Aspen Mtell	Software for recognizing unique data patterns as predictions of future equipment behavior

aspenONE Artificial Intelligence of Things
Business Area	aspenONE Module	Major Products	Product Description
Artificial Intelligence of Things	Connect	Aspen Cloud Connect	Software to collect data from assets, enterprise data sources, and MES systems using Industrial IoT technology, and integrating the data into enterprise systems on-premise or in the cloud
		Aspen InfoPlus.21	Local data historian software for storing, visualizing and analyzing large volumes of data to improve production execution and enhance performance management
		Aspen Enterprise IP.21 Historian	Aggregate data in the cloud across multiple IP.21 or third-party historian sites, support smaller sites, provide inherent high-availability and enable an industrial data lake strategy
		aspenONE Process Explorer	Software for combining process measurements, product characteristics, alarms, events and unstructured data for a complete view of production
		Aspen Production Record Manager	Easy and fast segmentation of production data into batches, campaigns or other logical groupings for easier analysis and production reporting
		Aspen Enterprise Insights	Enterprise Visibility, Collaboration and Workflow Automation- Translate real-time data into faster, smarter, profitable business decisions to visualize deviations automatically and identify risks early
		Aspen Data Science Studio	Enable an Industrial AI Application Ecosystem-Out-of-the box analytics libraries and AI development collaboration tools empowering both domain experts and data scientists
Our product development activities are currently focused on strengthening the integration of our applications and adding new capabilities that address specific operational business processes in each industry. As of June 30, 2021, we had a total of 747 employees in our research and development group, which is comprised of product management, software development and quality assurance. Research and development expenses were $94.2 million in fiscal 2021, $92.2 million in fiscal 2020 and $83.1 million in fiscal 2019.
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
Our overall sales force, which consists of sales account managers, technical sales personnel, indirect-channel personnel, inside sales personnel, and marketing personnel, consisted of 543 employees as of June 30, 2021.
Software Maintenance and Support, Professional Services and Training
Software maintenance and support, or SMS, consists primarily of providing customer technical support and access to software fixes and upgrades. Customer technical support services are provided throughout the world by our three global call centers as well as via email and through our support website. For license term arrangements entered into subsequent to our transition to a subscription-based licensing model, SMS is included with the license arrangement. For license arrangements that do not include SMS, customers can purchase standalone SMS.
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
We offer a variety of training solutions ranging from standardized training, which can be delivered in a public forum, on-site at a customer's location or over the Internet, to customized training sessions, which can be tailored to fit customer needs. We have also introduced a wide range of online computer-based training courses offering customers on-demand training in basic and advanced features of our products directly from within the products. As of June 30, 2021, we had a total of 351 employees in our customer support, professional services and training groups.
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
We seek to develop and offer integrated suites of targeted, high-value vertical industry solutions that can be implemented with relatively limited service requirements. We believe this approach provides us with an advantage over many of our competitors that offer software products that are point solutions or are more service-based. Our key competitive differentiators include:
•Breadth, depth and integration of our aspenONE software offering;
•Rapid return on investment and increase in profitability;
•Focus on software for the process industries;
•Embedded AI capabilities that create insights, provide guidance, and automate and democratize knowledge;
•Flexibility of our usage-based aspenONE licensing model;
•Consistent global support; and
•Deep domain expertise and AI to deliver Industrial AI.
Proprietary Rights
Our software is proprietary and fundamental to our business. To protect our proprietary technology and brand, and prevent unauthorized use of our software, we rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, license and confidentiality agreements, and software security measures to further protect our proprietary technology and brand. We generally seek to protect our trade secrets by entering into non-disclosure agreements with our employees and customers, and historically have restricted access to our software and source code, which we regard as proprietary information. We have obtained or applied for patent protection with respect to some of our intellectual property and have registered or applied to register some of our trademarks in the United States and in selected other countries. We actively monitor use of our intellectual property and have enforced, and will continue to enforce, our intellectual property rights. In the United States, we are generally able to maintain our patents for up to 20 years from the earliest effective filing date, and to maintain our trademark registrations for as long as the trademarks are in use.
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
Employees
As of June 30, 2021, we had a total of approximately 1,897 full-time employees, of whom 863 were located in the United States. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries labor unions or workers’ councils may represent some of our employees. We have experienced no work stoppages and believe that our employee relations are satisfactory.
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
Many countries have restrictions on travel and public assembly and closed schools and businesses in order to slow the spread of the SARS-CoV-2 virus and associated COVID-19 disease. These governmental restrictions and related private sector responses have adversely affected the business operations of some of our customers and resulted in a slowdown in closing some customer contracts and, to a lesser extent, a delay in customer payments in the fiscal year ended June 30, 2021. While the measures instituted in response to COVID‑19 are expected to be temporary, the duration of the business disruptions and related operational and financial impact on our customers and us cannot be estimated with certainty at this time. The adverse effects on the economies and financial markets of many countries and markets may result in an economic downturn and changes in global economic policy that could reduce demand for our products and have a material adverse impact on our business, operating results and financial condition, including on our ability to collect accounts receivable. Our business may also be harmed if our employees are not able to perform services for customers on-site due to travel restrictions or facility closings.
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
Because of the nature of their products and manufacturing processes and their global operations, companies in the process and other capital-intensive industries are subject to risk of adverse or even catastrophic environmental, safety and health accidents or incidents and are often subject to changing standards and regulations worldwide. In addition, worldwide economic downturns and pricing pressures experienced by energy, chemical, engineering and construction, and other capital-intensive industries have led to consolidations and reorganizations. In particular, we believe that reduced demand for oil due to the COVID-19 pandemic, impacted and may continue to impact the operating levels and capital spending of certain of our customers. This has resulted in, and could continue to result in, less predictable and lower demand for our products and services. Any such adverse environmental, safety or health incident, change in regulatory standards, or economic downturn that affects the capital-intensive industries, including continued challenges and uncertainty among customers whose business is adversely affected by a shift to a greater percentage of renewable energy sources such as wind and solar, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in these industries, could harm our operating results in the future.

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
Further, the state of the global economy may deteriorate in the future. Customer demand for our products is linked to the strength of the global economy. If weakness in the global economy persists, many customers may amend their procurement strategies to delay or reduce their technology purchases. Capital expenditure and operating expense budgetary cycles are inherent in our customers’ procurement strategies. These cycles are often informed by oil prices and environmental factors such as the COVID-19 pandemic. Delay or reduction in our customers' technology purchases could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition or reduced use of our products by our customers. We will lose revenue if demand for our products is reduced because potential customers experience weak or deteriorating economic conditions, catastrophic environmental or other events, and our business, results of operations, financial condition and cash flow from operations would likely be adversely affected.
The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States.
As of June 30, 2021, we operated in 35 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.
Customers outside the United States accounted for the majority of our total revenue during the fiscal years ended June 30, 2021, 2020 and 2019. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:
•unexpected changes in regulatory or environmental requirements, tariffs and other barriers, including, for example, international trade disputes, changes in climate regulations, sanctions or other regulatory restrictions imposed by the United States or foreign governments;
•less effective protection of intellectual property;
•requirements of foreign laws and other governmental controls;
•difficulties in collecting trade accounts receivable in other countries;
•adverse tax consequences; and
•the challenges of managing legal disputes in foreign jurisdictions.
Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.
During fiscal 2021, 2020 and 2019, 12.6%, 6.6% and 10.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating expenses incurred outside the United States are denominated in currencies other than the U.S. dollar. Our reported revenue and operating results are subject to fluctuations in foreign exchange rates. Foreign currency risk arises primarily from the net difference between non-U.S. dollar receipts from customers outside the United States and non-U.S. dollar operating expenses for subsidiaries in foreign countries. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar. During fiscal 2021, 2020 and 2019, we did not enter into, and were not a party to any, derivative financial instruments, such as forward currency exchange contracts, intended to manage the volatility of these market risks. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our revenue and operating results. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.
Competition from software offered by current competitors and new market entrants, as well as from internally developed solutions by our customers, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

Our markets in general are competitive and differ among our principal product areas: engineering, manufacturing, and supply chain, asset performance management and AIoT. We face challenges in selling our solutions to large companies that have internally developed their own proprietary software solutions, and we face competition from well-established vendors as well as new entrants in our markets. Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they also have adopted and may continue to pursue more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. For example, some competitors may be able to initiate relationships through sales and installations of hardware and then seek to expand their customer relationships by offering asset optimization software at a discount. In addition, many of our competitors have established, and may in the future continue to establish, cooperative relationships with third parties to improve their product offerings and to increase the availability of their products in the marketplace. Competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products.
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
Our software products are complex and may contain undetected defects or errors. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our products and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing products. Consequently, we or our customers may discover defects or errors after our products have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our products to remedy defects or errors. The occurrence of any defects or errors could result in:
•lost or delayed market acceptance and sales of our products;
•delays in payment to us by customers;
•product returns;
•injury to our reputation;
•diversion of our resources;
•increased service and warranty expenses or financial concessions;
•increased insurance costs; and
•legal claims, including product liability claims.
Defects and errors in our software products could result in claims for substantial damages against us.
Potential acquisitions could be difficult to consummate and integrate into our operations, and these acquisitions and investment transactions could disrupt our business, dilute stockholder value or impair our financial results.
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

• unanticipated costs or liabilities associated with or arising from acquisitions;
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
• possibility of incurring impairment losses related to goodwill and intangible assets; and
• other issues not discovered in due diligence, which may include product quality issues or legal or other contingencies.
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
Our software research and development initiatives and our customer relationships could be compromised if the security of our information technology is breached as a result of a cyberattack. This could have a material adverse effect on our business, operating results and financial condition, and could harm our competitive position.
We devote significant resources to continually updating our software and developing new products, and our financial performance is dependent in part upon our ability to bring new products and services to market. Our customers use our software to optimize their manufacturing processes and manage asset performance, and they rely on us to provide updates and releases as part of our software maintenance and support services, and to provide remote on-line troubleshooting support. The security of our information technology environment is therefore important to our research and development initiatives, and an important consideration in our customers’ purchasing decisions. We maintain cybersecurity policies and procedures, including employee training, to manage risk to our information systems, and we continually evaluate and adapt our systems and processes to mitigate evolving cybersecurity threats, including the increase in ransomware attacks. Our policy is to follow the NIST cybersecurity framework to manage and reduce cybersecurity risk. We may incur additional costs to maintain appropriate cybersecurity protections in response to evolving cybersecurity threats, and we may not be able to safeguard against all data security breaches or misuses of data. If the security of our systems is impaired, or if our systems are infiltrated by unauthorized persons, our development initiatives might be disrupted, and we might be unable to provide service. Our customer relationships might deteriorate, our reputation in the industry could be harmed, and we could be subject to liability claims. This could reduce our revenues, and expose us to significant costs to detect, correct and avoid recurrences of any breach of security and to defend any claims against us. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.
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
Section 203 of the Delaware General Corporation Law, our charter and our by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions include:
•limitations on the removal of directors;
•a classified Board of Directors, so that not all members of the Board are elected at one time;
•advance notice requirements for stockholder proposals and nominations;
•the inability of stockholders to act by written consent or to call special meetings;
•the ability of the Board of Directors to make, alter or repeal our by-laws; and

•the ability of the Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval.
These provisions could:
•have the effect of delaying, deferring or preventing a change in control of our company or a change in our management that stockholders may consider favorable or beneficial;
•discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions; and
•limit the price that investors might be willing to pay in the future for shares of our common stock.
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
We also lease approximately 80,000 square feet in Houston, Texas to accommodate sales, services and product development functions. In addition to our Bedford and Houston locations, we lease office space in the United Kingdom, Shanghai, Mexico City, Singapore, Beijing, Pune, Moscow, Tokyo, and Bahrain, to accommodate sales, services and product development functions.
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
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock currently trades on The NASDAQ Global Select Market under the symbol "AZPN." The closing price of our common stock on June 30, 2021 was $137.54.
Holders
On August 11, 2021, there were 305 holders of record of our common stock. The number of record holders does not include persons who held common stock in nominee or "street name" accounts through brokers.
Dividends
We have never declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. In December 2019, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and the lenders and co-documentation agents named therein, which we refer to as the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, which amends and restates the Credit Agreement we entered into as of February 26, 2016 with the same lenders, which we refer to as the Prior Credit Agreement, provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. The Amended and Restated Credit Agreement restricts us from declaring or paying dividends in cash on our capital stock if our leverage ratio (as defined in the Amended and Restated Credit Agreement) is in excess of 2.75 to 1.00 (refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Agreement” and Note 12, "Credit Agreement," to our Consolidated Financial Statements for further discussion of the Amended and Restated Credit Agreement). Our Leverage Ratio is below 2.75 to 1.00 as of June 30, 2021. Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.
Purchases of Equity Securities by the Issuer
As of June 30, 2021, the total number of shares of common stock repurchased since November 1, 2010 under all programs approved by the Board of Directors was 36,631,254 shares.
On January 22, 2015, our Board of Directors approved a share repurchase program, or the Share Repurchase Program for up to $450.0 million of our common stock. The Share Repurchase Program was announced on January 28, 2015, and expires at the end of each fiscal year unless extended. On April 26, 2016, June 8, 2017, April 18, 2018, December 6, 2018, and April 17, 2019, the Board of Directors approved a $400.0 million, $200.0 million, $200.0 million, $100.0 million, and $200.0 million increase in the Share Repurchase Program, respectively. On July 22, 2020, our Board of Directors approved a new share repurchase program, or the FY 2021 Program, for up to $200.0 million of our common stock, and terminated the Share Repurchase Program. The FY 2021 Program expired on June 30, 2021. On June 4, 2021, our Board of Directors approved another share repurchase program, or the FY 2022 Program, for up to $300.0 million of our common stock in our fiscal year ending June 30, 2022. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the United States and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to predetermined metrics set forth in such plan. The Board of Directors' authorization of the FY 2022 Program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.
On June 14, 2021, as part of our FY 2022 Program, we entered into an accelerated share repurchase program, or the ASR Program, with a third party financial institution to repurchase an aggregate of $150.0 million of our common stock. The final settlement of the transaction under the ASR Program is expected to occur in the first quarter of our fiscal year 2022. For more details on of the ASR Program, refer to Note 21, "Subsequent Events".

During fiscal 2021, we repurchased 361,239 shares of our common stock in the open market for $50.0 million. During fiscal 2020, we repurchased 1,252,289 shares of our common stock in the open market for $150.0 million. During fiscal 2019, we repurchased 3,074,127 shares of our common stock in the open market for $300.0 million.

As of June 30, 2021, there was no remaining dollar value under the FY 2021 Program, and $300.0 million remaining under the FY 2022 Program.

Item 6.    Selected Financial Data.
The following tables present selected consolidated financial data for Aspen Technology, Inc. The consolidated statements of operations data set forth below for fiscal 2021, 2020 and 2019 and the consolidated balance sheets data as of June 30, 2021 and 2020, are derived from our consolidated financial statements included beginning on page 51 of this Form 10-K. The consolidated statements of operations data for fiscal 2018 and 2017 and the consolidated balance sheet data as of June 30, 2019, 2018, and 2017 are derived from our consolidated financial statements that are not included in this Form 10-K. The data presented below should be read in conjunction with our consolidated financial statements and accompanying notes beginning on page F-1 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our historical results should not be viewed as indicative of results expected for any future period.
As a result of the adoption of new guidance related to revenue recognition during fiscal 2019, prior period information for fiscal 2018 and 2017 included below has been restated to reflect the new guidance.

	Year Ended June 30,
	2021	2020	2019	2018	2017
	(in Thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$709,376	$598,717	$596,682	$507,566	$483,395
Gross profit	649,225	537,110	538,866	456,922	435,939
Income from operations	358,401	257,359	281,139	207,928	205,687
Net income	$319,803	$229,671	$261,362	$281,234	$173,063
Basic income per share	$4.71	$3.38	$3.74	$3.90	$2.26
Diluted income per share	$4.67	$3.34	$3.69	$3.85	$2.25
Weighted average shares outstanding—Basic	67,863	68,000	69,925	72,140	76,491
Weighted average shares outstanding—Diluted	68,492	68,727	70,787	72,956	76,978

	Year Ended June 30,
	2021	2020	2019	2018	2017
	(in Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$379,853	$287,796	$71,926	$96,165	$101,954
Accounts receivable, net	52,502	56,301	47,784	41,810	42,656
Contract assets	715,787	610,473	582,291	521,627	536,559
Total assets	1,454,000	1,223,306	863,013	814,453	816,730
Borrowings, net	293,162	427,532	220,000	170,000	140,000
Deferred revenue	68,125	57,081	44,891	27,504	44,860
Working capital	626,787	415,942	105,645	155,389	213,150
Total stockholders' equity	800,757	466,353	361,960	377,974	268,759

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with our consolidated financial statements and related notes beginning on page 51. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Our fiscal year ends on June 30, and references to a specific fiscal year are the twelve months ended June 30 of such year (for example, "fiscal 2021" refers to the year ended June 30, 2021).

Business Overview
We are a global leader in asset optimization software that optimizes asset design, operations and maintenance in complex, industrial environments. We combine decades of process modeling and operations expertise with big data, artificial intelligence, and advanced analytics. Our purpose-built software improves the competitiveness and profitability of our customers by: increasing throughput, energy efficiency, and production levels; reducing unplanned downtime, plant emissions, and safety risks; enhancing capital efficiency; and decreasing working capital requirements over the entire asset lifecycle to support operational excellence.
Our software combines our proprietary mathematical and empirical models of manufacturing and planning processes which reflects the deep domain expertise we have amassed from focusing on solutions for the process and other capital-intensive industries for over 40 years. Our products have embedded AI capabilities that create insights, provide guidance, and automate and democratize knowledge, known as Industrial AI, to create more value for the process industries. We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. Each business area leverages our artificial intelligence of things products as the foundation of industrial data to help us realize our vision for Industrial AI at scale. We are the recognized market and technology leader in providing process optimization and asset performance management software for each of these business areas.
We have established sustainable competitive advantages based on the following strengths:
•Innovative products that can enhance our customers' profitability and productivity;
•Long-term customer relationships;
•Large installed base of users of our software; and
•Long-term license contracts.
We have approximately 2,500 customers globally. Our customers consist of companies engaged in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, food and beverage, transportation, power, metals and mining, pulp and paper, and consumer packaged goods.
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
Recent Events
In December 2019, the novel SARS-CoV-2 virus and associated COVID 19 disease, or COVID-19, were reported in China, and in March 2020 the World Health Organization declared a pandemic. Since the beginning of March 2020, the sudden decrease in demand for oil due to the COVID-19 pandemic, compounded by the excess supply arising from producers’ failure to agree on production cuts, resulted in a drop in oil prices. During fiscal 2021, our business was negatively impacted by these factors. Specifically, we saw a slowdown in closing customer contracts, a slight increase in our customer attrition rate due to non-renewals and renewals at lower entitlement level and, to a lesser extent, a slowdown in customer payments. We are continuing to assess the impact of these items on global markets and the various industries of our customers. The extent of the impact on our operational and financial performance going forward will depend on capital expenditure and operational expenditure budgetary cycles that are inherent in our customers’ procurement strategies, which are informed by oil prices and environmental factors such as COVID-19, all of which are uncertain and cannot be predicted. We are continuing to monitor the potential impacts related to the current disruption of COVID-19 and uncertainty in the global markets on the various industries of our customers. These factors could potentially impact the signing of new agreements, as well as the recoverability of assets, including accounts receivable and contract costs.

On June 14, 2021, as part of our common stock repurchase program, we entered into an accelerated share repurchase program, or the ASR Program, with a third-party financial institution. Pursuant to the terms of the ASR Program, on July 1, 2021 we made an upfront payment of $150.0 million in exchange for an initial delivery of approximately 872,473 shares of our common stock, representing 80% of the total shares ultimately expected to be delivered over the program's term.
At the ASR Program's conclusion, the financial institution may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to, at our election, deliver shares of our common stock or make a cash payment to the financial institution. Final settlement of the ASR Program is expected to occur during the first quarter of fiscal 2022, with the number of shares to be delivered, or the amount of any cash payment to be made, determined based on the volume-weighted average price per share of our common stock over the term of the ASR Program, less an agreed-upon discount.
Key Components of Operations
Revenue
We generate revenue primarily from the following sources:

License Revenue. We sell our software products to end users, primarily under fixed-term licenses, through a subscription offering which we refer to as our aspenONE licensing model. The aspenONE licensing model includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. Each product suite leverages our AIoT products as the foundation of industrial data. Our APM product suite is licensed by customer sites, user seats or cloud connections. The engineering and manufacturing and supply chain product suites are licensed by tokens, which are interchangeable measures of usage based on the various units of measure such as users, servers, applications, manipulated variables, etc. Customers may use tokens flexibly to access one or more products in the suite in any combination. This licensing system enables customers to use products as needed, and to experiment with different products to best solve whatever critical business challenges the customer faces, and to license additional tokens as business needs evolve.
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
 Cost of Revenue
Cost of License. Our cost of license revenue consists of (i) royalties, (ii) amortization of capitalized software and intangible assets, and (iii) distribution fees.
Cost of Maintenance. Our cost of maintenance revenue consists primarily of personnel-related costs of providing Premier Plus SMS bundled with our aspenONE licensing and point product arrangements.
Cost of Services and Other. Our cost of services and other revenue consists primarily of personnel-related and external consultant costs associated with providing our customers professional services and training.
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

General and Administrative Expenses. General and administrative expenses include the personnel expenses of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs, such as outside professional and consultant fees, amortization of intangible assets, and the provision for bad debt on accounts receivable.
Other Income and Expenses
Interest Income. Interest income is recorded for financing components under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) or Topic 606. When a contract includes a significant financing component, we generally receive the majority of the customer consideration after the recognition of a substantial portion of the arrangement fee as license revenue. As a result, we decrease the amount of revenue recognized and increase interest income by a corresponding amount.
Interest Expense. Interest expense is primarily related to outstanding borrowings under our Amended and Restated Credit Agreement.
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

Comparing annual spend for different dates can provide insight into the growth and retention rates of our business, because annual spend represents the estimated annualized billings associated with our active term license agreements. Management utilizes the annual spend business metric to evaluate the growth and performance of our business as well as for planning and forecasting. In addition, our corporate and executive bonus programs are based in part on our success in meeting targets for growth in annual spend that are approved by our Board of Directors. We believe that annual spend is a useful business metric to investors as it provides insight into the growth component of our term licenses and to how management evaluates and forecasts the results of the business.

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

As of June 30, 2021, approximately 90% of our term license agreements (by value) are denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate annual spend in dollars rather than using current exchange rates, so that our calculation of growth in annual spend is not affected by fluctuations in foreign currencies.

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

We estimate that annual spend grew by approximately 4.8% during fiscal 2021, from $593.1 million as of June 30, 2020 to $621.3 million as of June 30, 2021. We estimate that annual spend grew by approximately 9.6% during fiscal 2020, from $541.0 million as of June 30, 2019 to $593.1 million as of June 30, 2020.

Total Contract Value

Total Contract Value ("TCV") is the aggregate value of all payments received or to be received under all active term license agreements, including maintenance and escalation. TCV was $2.9 billion and $2.8 billion as of June 30, 2021 and 2020, respectively.

Bookings

Bookings is the total value of customer term license contracts signed in the current period, less the value of such contracts signed in the current period where the initial licenses are not yet deemed delivered, plus term license contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.

Bookings was $774.5 million during fiscal 2021, compared to $610.1 million and $651.8 million during fiscal 2020 and 2019, respectively. The change in bookings during fiscal 2021, 2020, and 2019 is related to the timing of renewals.

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

The following table provides a reconciliation of GAAP cash flow from operating activities to free cash flow for the indicated periods:

	June 30,
	2021	2020	2019
	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$276,134	$243,258	$238,313
Purchase of property, equipment, and leasehold improvements	(1,237)	(1,278)	(436)
Payments for capitalized computer software costs	(1,129)	(141)	(1,131)
Acquisition related payments	3,733	1,264	27
Free cash flow (non-GAAP)	$277,501	$243,103	$236,773
Fiscal 2021 Compared to Fiscal 2020
Total free cash flow increased $34.4 million during fiscal 2021 as compared to the prior fiscal year primarily due to changes in working capital. For a more detailed description of these changes refer to "Liquidity and Capital Resources."
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

The following table presents our income from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition related fees, for the indicated periods:

	June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%

GAAP income from operations	$358,401	$257,359	$281,139	$101,042	39.3%	$(23,780)	(8.5)%
Plus:
Stock-based compensation	33,644	31,548	27,573	2,096	6.6%	3,975	14.4%
Amortization of intangible assets	7,697	6,572	4,533	1,125	17.1%	2,039	45.0%
Acquisition related fees	4,518	78	1,438	4,440	5,692.3%	(1,360)	(94.6)%
Non-GAAP income from operations	$404,260	$295,557	$314,683	$108,703	36.8%	$(19,126)	(6.1)%

Results of Operations
The following table sets forth the results of operations, percentage of total revenue and the year-over-year percentage change in certain financial data for fiscal 2021, 2020 and 2019.

	Year Ended June 30,						2021 Compared to 2020%	2020 Compared to 2019%
	2021		2020		2019

	(Dollars in Thousands)
Revenue:
License	$497,479	70.1%	$388,180	64.8%	$404,581	67.8%	28.2%	(4.1)%
Maintenance	185,164	26.1	178,139	29.8	163,567	27.4	3.9	8.9
Services and other	26,733	3.8	32,398	5.4	28,534	4.8	(17.5)	13.5
Total revenue	709,376	100.0	598,717	100.0	596,682	100.0	18.5	0.3
Cost of revenue:
License	9,276	1.3	7,241	1.2	7,060	1.2	28.1	2.6
Maintenance	18,287	2.6	19,248	3.2	19,208	3.2	(5.0)	0.2
Services and other	32,588	4.6	35,118	5.9	31,548	5.3	(7.2)	11.3
Total cost of revenue	60,151	8.5	61,607	10.3	57,816	9.7	(2.4)	6.6
Gross profit	649,225	91.5	537,110	89.7	538,866	90.3	20.9	(0.3)
Operating expenses:
Selling and marketing	114,959	16.2	114,486	19.1	111,374	18.7	0.4	2.8
Research and development	94,229	13.3	92,230	15.4	83,122	13.9	2.2	11.0
General and administrative	81,636	11.5	73,035	12.2	63,231	10.6	11.8	15.5
Total operating expenses	290,824	41.0	279,751	46.7	257,727	43.2	4.0	8.5
Income from operations	358,401	50.5	257,359	43.0	281,139	47.1	39.3	(8.5)
Interest income	36,791	5.2	32,658	5.5	28,457	4.8	12.7	14.8
Interest (expense)	(7,245)	(1.0)	(11,862)	(2.0)	(8,733)	(1.5)	(38.9)	35.8
Other income (expense), net	(3,200)	(0.5)	1,202	0.2	664	0.1	(366.2)	81.0
Income before income taxes	384,747	54.2	279,357	46.7	301,527	50.5	37.7	(7.4)
Provision for income taxes	64,944	9.2	49,686	8.3	40,165	6.7	30.7	23.7
Net income	$319,803	45.0%	$229,671	38.4%	$261,362	43.8%	39.2%	(12.1)%
Revenue
Fiscal 2021 Compared to Fiscal 2020
Total revenue increased by $110.7 million during fiscal 2021 as compared to the prior fiscal year. The increase of $110.7 million was due to an increase in license revenue of $109.3 million and an increase in maintenance revenue of $7.0 million partially offset by a decrease in services and other revenue of $(5.7) million, as compared to the prior fiscal year.
Fiscal 2020 Compared to Fiscal 2019
Total revenue increased by $2.0 million during fiscal 2020 as compared to the prior fiscal year. The increase of $2.0 million was due to an increase in maintenance revenue of $14.6 million and an increase in services and other revenue of $3.9 million, partially offset by a decrease in license revenue of $(16.4) million as compared to the prior fiscal year.

License Revenue

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
License revenue	$497,479	$388,180	$404,581	$109,299	28.2%	$(16,401)	(4.1)%
As a percent of total revenue	70.1%	64.8%	67.8%
We expect license revenue to increase or decrease as a result of: (i) dollar value of bookings in the period; and (ii) timing of renewals.
Fiscal 2021 Compared to Fiscal 2020
The increase in license revenue of $109.3 million during fiscal 2021 as compared to the prior fiscal year was primarily attributable to an increase in bookings related to the timing of renewals.
Fiscal 2020 Compared to Fiscal 2019
The decrease in license revenue of $(16.4) million during fiscal 2020 as compared to the prior fiscal year was primarily attributable to a decrease in bookings and the timing of renewals.
Maintenance Revenue

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
Maintenance revenue	$185,164	$178,139	$163,567	$7,025	3.9%	$14,572	8.9%
As a percent of total revenue	26.1%	29.8%	27.4%
We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.
Fiscal 2021 Compared to Fiscal 2020
The increase in maintenance revenue of $7.0 million during fiscal 2021 as compared to the prior fiscal year was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.
Fiscal 2020 Compared to Fiscal 2019
The increase in maintenance revenue of $14.6 million during fiscal 2020 as compared to the prior fiscal year was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.
Services and Other Revenue

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
Services and other revenue	$26,733	$32,398	$28,534	$(5,665)	(17.5)%	$3,864	13.5%
As a percent of total revenue	3.8%	5.4%	4.8%

We recognize professional services revenue for our time-and-materials ("T&M") contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Fiscal 2021 Compared to Fiscal 2020
Services and other revenue decreased by $(5.7) million during fiscal 2021 as compared to the prior fiscal year primarily due to a decrease in bookings, delay in timing of professional service engagements, and an increase in discounts provided for the professional services engagements to help generate license growth.
Fiscal 2020 Compared to Fiscal 2019
Services and other revenue increased by $3.9 million during fiscal 2020 as compared to the prior fiscal year primarily due to the timing of professional services engagements.
Cost of Revenue
Cost of License Revenue

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Cost of license revenue	$9,276	$7,241	$7,060	$2,035	28.1%	$181	2.6%
As a percent of license revenue	1.9%	1.9%	1.7%
Fiscal 2021 Compared to Fiscal 2020
Cost of license revenue increased by $2.0 million during fiscal 2021 as compared to the prior fiscal year. The increase in cost of license revenue during fiscal 2021 was primarily due to increased amortization of intangible assets attributable to acquisitions in the current year. License gross profit margin was 98.1% in fiscal 2021 and was relatively consistent with that of fiscal 2020.
Fiscal 2020 Compared to Fiscal 2019
Cost of license revenue increased by $0.2 million during fiscal 2020 as compared to the prior fiscal year. The increase in cost of license revenue during fiscal 2020 was primarily due to increased amortization of intangible assets from acquisitions. License gross profit margin was 98.1% in fiscal 2020 and was consistent with that of fiscal 2019.
Cost of Maintenance Revenue

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$18,287	$19,248	$19,208	$(961)	(5.0)%	$40	0.2%
As a percent of maintenance revenue	9.9%	10.8%	11.7%
Fiscal 2021 Compared to Fiscal 2020
Cost of maintenance revenue was relatively consistent during fiscal 2021 as compared to the prior fiscal year. Maintenance gross profit margin was 90.1% in fiscal 2021 and was relatively consistent with that of fiscal 2020.
Fiscal 2020 Compared to Fiscal 2019
Cost of maintenance revenue was relatively consistent during fiscal 2020 as compared to the prior fiscal year. Maintenance gross profit margin was 89.2% in fiscal 2020 and was relatively consistent with that of fiscal 2019.

Cost of Services and Other Revenue

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$32,588	$35,118	$31,548	$(2,530)	(7.2)%	$3,570	11.3%
As a percent of services and other revenue	121.9%	108.4%	110.6%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.
Fiscal 2021 Compared to Fiscal 2020
Cost of services and other revenue decreased by $(2.5) million during fiscal 2021 as compared to the prior fiscal year. The decrease in cost of services and other revenue during fiscal 2021 was primarily due to a decrease in subcontractor costs. Services and other gross profit margin was (21.9)% in fiscal 2021, compared to (8.4)% in fiscal 2020. The decrease in gross profit margin is attributable to an increase in discounts provided for the professional service engagements in fiscal 2021.
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
Gross Profit

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
Gross profit	$649,225	$537,110	$538,866	$112,115	20.9%	$(1,756)	(0.3)%
As a percent of total revenue	91.5%	89.7%	90.3%
For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue," "Cost of Maintenance Revenue," and “Cost of Services and Other Revenue” sections above.
Fiscal 2021 Compared to Fiscal 2020
Gross profit increased by $112.1 million during fiscal 2021 as compared to the prior fiscal year. Gross profit margin increased to 91.5% in fiscal 2021 compared to 89.7% in fiscal 2020 due to the growth in license revenue compared to the related costs.
Fiscal 2020 Compared to Fiscal 2019
Gross profit decreased by $(1.8) million during fiscal 2020 as compared to the prior fiscal year and gross profit margin remained relatively consistent at 89.7% in fiscal 2020 compared to that of fiscal 2019.
Operating Expenses
Selling and Marketing Expense

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Selling and marketing expense	$114,959	$114,486	$111,374	$473	0.4%	$3,112	2.8%
As a percent of total revenue	16.2%	19.1%	18.7%

Fiscal 2021 Compared to Fiscal 2020
The year-over-year increase of $0.5 million in selling and marketing expense in fiscal 2021 as compared to the prior fiscal year was due to higher compensation costs of $3.2 million primarily related to an increase in headcount, and an increase in marketing programs of $3.0 million including our biennial customer conference being held this fiscal year. The increase in selling and marketing expense is offset by lower travel-related costs of $5.2 million in fiscal 2021.
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
Research and Development Expense

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Research and development expense	$94,229	$92,230	$83,122	$1,999	2.2%	$9,108	11.0%
As a percent of total revenue	13.3%	15.4%	13.9%
Fiscal 2021 Compared to Fiscal 2020
The year-over-year increase of $2.0 million in research and development expense in fiscal 2021 as compared to the prior fiscal year was primarily due to higher compensation costs of $1.9 million related to an increase in headcount.
Fiscal 2020 Compared to Fiscal 2019
The year-over-year increase of $9.1 million in research and development expense in fiscal 2020 as compared to the prior fiscal year was primarily due to higher compensation costs of $6.8 million related to an increase in headcount and higher stock-based compensation of $1.7 million.
General and Administrative Expense

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
General and administrative expense	$81,636	$73,035	$63,231	$8,601	11.8%	$9,804	15.5%
As a percent of total revenue	11.5%	12.2%	10.6%
Fiscal 2021 Compared to Fiscal 2020
The year-over-year increase of $8.6 million in general and administrative expense during fiscal 2021 as compared to the prior fiscal year was primarily due to higher bad debt expense of $4.5 million, acquisition related fees of $4.4 million, and higher stock-based compensation of $1.8 million, partially offset by a decrease in legal costs of $3.4 million.
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

Non-Operating Income (Expense)
Interest Income

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Interest income	$36,791	$32,658	$28,457	$4,133	12.7%	$4,201	14.8%
As a percent of total revenue	5.2%	5.5%	4.8%
Fiscal 2021 Compared to Fiscal 2020
The year-over-year increase of $4.1 million in interest income during fiscal 2021 as compared to the prior fiscal year was a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.

Fiscal 2020 Compared to Fiscal 2019
The year-over-year increase of $4.2 million in interest income during fiscal 2020 as compared to the prior fiscal year was a result of: (i) increased customer usage of our software; (ii) adding new customers; and (iii) escalating annual payments.
Interest Expense

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Interest expense	$(7,245)	$(11,862)	$(8,733)	$4,617	(38.9)%	$(3,129)	35.8%
As a percent of total revenue	(1.0)%	(2.0)%	(1.5)%
Fiscal 2021 Compared to Fiscal 2020
The year-over-year decrease of $4.6 million in interest expense during fiscal 2021 as compared to the prior fiscal year was primarily due to less interest associated with the revolving line of credit under our Amended and Restated Credit Agreement due to the repayment of the outstanding balance during fiscal 2021 and a lower interest rate associated with the term loan.
Fiscal 2020 Compared to Fiscal 2019
The year-over-year increase of $3.1 million in interest expense during fiscal 2020 as compared to the prior fiscal year was primarily due to interest expenses related to an increase in borrowings under our Amended and Restated Credit Agreement.
Other Income (Expense), Net

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Other income (expense), net	$(3,200)	$1,202	$664	$(4,402)	(366.2)%	$538	81.0%
As a percent of total revenue	(0.5)%	0.2%	0.1%
Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities
Fiscal 2021 Compared to Fiscal 2020
Other income, net was comprised of $3.4 million of net foreign currency exchange losses during fiscal 2021 compared to a $(0.9) million net foreign currency gains for fiscal 2020.
Fiscal 2020 Compared to Fiscal 2019

Other income, net was comprised of $1.2 million and $0.7 million of net foreign currency exchange gains during fiscal 2020 and 2019, respectively.
Provision for Income Taxes

	Year Ended June 30,			2021 Compared to 2020		2020 Compared to 2019
	2021	2020	2019	$	%	$	%
		As Adjusted	As Adjusted
	(Dollars in Thousands)
Provision for income taxes	$64,944	$49,686	$40,165	$15,258	30.7%	$9,521	23.7%
Effective tax rate	16.9%	17.8%	13.3%
Fiscal 2021 Compared to Fiscal 2020
The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.
Our effective tax rate was 16.9% and 17.8% during fiscal 2021 and 2020, respectively.
We recognized income tax expense of $64.9 million during fiscal 2021compared to $49.7 million during fiscal 2020. Fiscal 2021 was impacted primarily by the higher pre-tax book income, offset by the Foreign-Derived Intangible Income (“FDII”) deduction, tax credits, and the recognition of excess tax benefits related to stock-based compensation. Assuming certain requirements are met, the FDII deduction is a benefit for US companies that sell their products or services to customers for use outside the US. Fiscal 2020 was unfavorably impacted by the recognition of $6.4 million tax expense due to an accounting method change election when we filed our fiscal 2019 federal tax return as a result of a change in tax regulations during this fiscal year. Fiscal 2020 was favorably impacted by the FDII deduction and tax credits.
As of June 30, 2021, we maintained a valuation allowance in the U.S. primarily for certain deferred tax assets related to the investment in a joint venture and on state research and development (R&D) credits. We also maintain a valuation allowance on certain foreign subsidiary tax attributes, primarily net operating loss carryforwards because it is more likely than not that a benefit will not be realized. As of June 30, 2021 and 2020, our total valuation allowance was $9.9 million and $6.2 million, respectively.
We made cash tax payments totaling $61.4 million during fiscal 2021. We paid $58.4 million for U.S. federal and state income taxes and $3.0 million for foreign tax liabilities
Fiscal 2020 Compared to Fiscal 2019
The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income.
Our effective tax rate was 17.8% and 13.3% during fiscal 2020 and 2019, respectively.
We recognized income tax expense of $49.7 million during fiscal 2020 compared to $40.2 million during fiscal 2019. Fiscal 2020 was unfavorably impacted by the recognition of $6.4 million tax expense due to an accounting method change election when we filed our fiscal 2019 federal tax return as a result of a change in tax regulations during this fiscal year. Fiscal 2020 was favorably impacted by the FDII deduction and tax credits. Assuming certain requirements are met, the FDII deduction is a benefit for US companies that sell their products or services to customers for use outside the US. Fiscal 2019 was also favorably impacted by the FDII deduction and the recognition of excess tax benefits related to stock-based compensation.
As of June 30, 2020, we maintain a valuation allowance in the U.S. primarily for certain deferred tax assets related to the investment in a joint venture and on state research and development (R&D) credits. We also maintain a valuation allowance on certain foreign subsidiary tax attributes, primarily net operating loss carryforwards because it is more likely than not that a benefit will not be realized. As of June 30, 2020 and 2019, our total valuation allowance was $6.2 million and $4.9 millions, respectively.
We made cash tax payments totaling $39.5 million during fiscal 2020. We paid $37.1 million for U.S. federal and state income taxes and $2.4 million for foreign tax liabilities.
Liquidity and Capital Resources

Resources
In recent years, we have financed our operations with cash generated from operating activities. As of June 30, 2021 and 2020, our principal sources of liquidity consisted of $379.9 million and $287.8 million in cash and cash equivalents, respectively.
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

Credit Agreement

In December 2019, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and the lenders and co-documentation agents named therein (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement, which amends and restates the prior Credit Agreement we entered into as of February 26, 2016 with the same lenders (the “Prior Credit Agreement”), provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. The indebtedness under the revolving credit facility matures on December 23, 2024. Prior to the maturity of the revolving credit facility under the Amended and Restated Credit Agreement, any amounts borrowed under the facility may be repaid and, subject to the terms and conditions of the Amended and Restated Credit Agreement, borrowed again in whole or in part without penalty.
During fiscal year 2021, we paid off the outstanding balance of our revolving credit facility of $119.2 million. As of June 30, 2021, our current borrowings of $20.0 million consist of the term loan facility. Our non-current borrowings of $273.2 million consist of $276.0 million of our term loan facility, net of $2.8 million in debt issuance costs. We had current borrowings of $135.2 million and non-current borrowings of $292.4 million as of June 30, 2020.
For a more detailed description of the Amended and Restated Credit Agreement, refer to Note 12, "Credit Agreement," to our Consolidated Financial Statements.

Cash Equivalents and Cash Flows
Our cash equivalents of $1.0 million as of June 30, 2021 and 2020, respectively, consisted of money market funds. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.
The following table summarizes our cash flow activities for the periods indicated:

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$276,134	$243,258	$238,313
Investing activities	(19,781)	(76,203)	(7,665)
Financing activities	(165,134)	49,435	(254,527)
Effect of exchange rates on cash and cash equivalents	838	(620)	(360)
Increase (decrease) in cash and cash equivalents	$92,057	$215,870	$(24,239)
Operating Activities
Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.
Fiscal 2021
Cash from operating activities provided $276.1 million during fiscal 2021. This amount resulted from net income of $319.8 million, adjusted for non-cash items of $79.1 million, and net uses of cash of $(122.8) million related to changes in working capital.

Non-cash items within net income consisted primarily of stock-based compensation expense of $33.6 million, depreciation and amortization expense of $10.3 million, provision for bad debts of $9.7 million, reduction in the carrying amount of right-of-use assets of $8.9 million, deferred income taxes of $12.3 million, and net foreign currency losses of $3.4 million.
Cash used by working capital of $(122.8) million in fiscal 2021 was primarily attributable to an increase in contract assets of $113.7 million, increases in prepaid expenses, prepaid income taxes, and other assets of $12.8 million, decreases in lease liabilities of $10.2 million, increases in accounts receivable of $2.1 million, and increases in contract costs of $0.4 million, partially offset by cash provided by increases in deferred revenue of $16.6 million.
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
Cash used by working capital of $(69.6) million was primarily attributable to cash used by increases in contract assets of $28.1 million, decreases in accounts payable, accrued expenses and other current liabilities of $23.4 million, increases in accounts receivable of $12.9 million, decreases in lease liabilities of $9.5 million, increases in prepaid expenses, prepaid income taxes, and other assets of $5.3 million, and increases in contract costs of $3.6 million, partially offset by cash provided by increases in deferred revenue of $13.0 million.
Fiscal 2019
Cash from operating activities provided $238.3 million during fiscal 2019. This amount resulted from net income of $261.4 million, adjusted for non-cash items of $8.4 million, and net sources of cash of $(31.5) million related to changes in working capital.
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
Investing Activities
Fiscal 2021
During fiscal 2021, we used $19.8 million of cash from investing activities. We used $16.3 million for business acquisitions, $1.2 million for capital expenditures, $1.1 million for equity method investments, and $1.1 million for capitalized computer software development costs.
Fiscal 2020
During fiscal 2020, we used $76.2 million of cash from investing activities. We used $74.5 million for business acquisitions, $1.3 million for capital expenditures, $0.3 million for equity method investments, and $0.1 million for capitalized computer software development costs.
Fiscal 2019
During fiscal 2019, we used $7.7 million of cash from investing activities. We used $6.1 million for business acquisitions,$1.1 million for capitalized computer software development costs, and $0.4 million for capital expenditures.

Financing Activities
Fiscal 2021
During fiscal 2021, we used $165.1 million of cash from financing activities. Uses of cash in the period included the repayment of the outstanding revolving line of credit of $119.2 million, $45.6 million for repurchases of our common stock, $16.0 million for repayments of the term loan, $9.2 million for withholding taxes on vested and settled restricted stock units, and $1.2 million for deferred business acquisition payments, partially offset by proceeds of $26.1 million from the exercise of employee stock options.
Fiscal 2020
During fiscal 2020, $49.4 million of net cash was provided by financing activities. Sources of cash in the period included proceeds of $449.2 million from the Amended and Restated Credit Agreement, $125.0 million from the Prior Credit Agreement, and proceeds of $9.0 million from the exercise of employee stock options, partially offset by uses of cash of $152.4 million for repurchases of our common stock, $10.2 million for withholding taxes on vested and settled restricted stock units, $345.0 million for repayments of the revolving line of credit from the Prior Credit Agreement, $10.0 million for repayments of the revolving line of credit and $8.0 million for repayments of the term loan from the Amended and Restated Credit Agreement, and $4.6 million for deferred business acquisition payments, and $3.5 million for debit issuance costs.
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
Contractual Obligations and Requirements
Our contractual obligations, which consisted of borrowings, interest, and fees under our Amended and Restated Credit Agreement, operating lease commitments for our headquarters and other facilities, royalty obligations, equity method investments, deferred acquisition payments, and standby letters of credit and other obligations, were as follows as of June 30, 2021:

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Cash Obligations:
Credit agreement (1)	$314,094	$25,091	$73,173	$215,830	$—
Operating leases (2)	62,363	10,718	20,297	11,287	20,061
Royalty obligations	4,299	2,292	1,498	202	307
Equity method investments	4,093	4,093	—	—	—
Deferred acquisition payments	4,062	2,862	1,200	—	—
Other purchase obligations	18,824	16,598	2,226	—	—
Total contractual cash obligations	$407,735	$61,654	$98,394	$227,319	$20,368
Other Commercial Commitments:
Standby letters of credit	$2,323	$779	$—	$1,544	$—
Total commercial commitments	$410,058	$62,433	$98,394	$228,863	$20,368
____________________________________________
(1)The $314.1 million of contractual obligations related to our Amended and Restated Credit Agreement includes $296.0 million in outstanding borrowings under our term loan facility, and $18.1 million of interest expense and commitment fees as of June 30, 2021.
(2)The $62.4 million of contractual obligations includes rent and fixed fees for all of our operating leases, including those not recognized on the balance sheet.
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

The above table does not reflect a liability for uncertain tax positions of $2.1 million as of June 30, 2021. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

Nature of Products and Services

We generate revenue from the following sources: (1) License revenue; (2) Maintenance revenue; and (3) Services and other revenue. We sell our software products to end users primarily under fixed-term licenses. We license our software products primarily through a subscription offering which we refer to as our aspenONE licensing model, which includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. Each product suite leverages our AIoT products as the foundation of industrial data. Our APM product suite is licensed by customer sites, user seats or cloud connections. The engineering and manufacturing and supply chain product suites are licensed by tokens, which are interchangeable measures of usage based on the various units of measure such as users, servers, applications, manipulated variables, etc. Customers may use tokens flexibly to access any product or combination of products in the licensed suite.

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
Recent Accounting Pronouncements
Refer to Note 2 (o) "New Accounting Pronouncements Adopted in Fiscal 2021" and Note 2 (p) "Recently Issued Accounting Pronouncements," to our Consolidated Financial Statements for information about recent accounting pronouncements.
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
Foreign Currency Risk

During fiscal 2021 and 2020, 12.6% and 6.6% of our total revenue, respectively, was denominated in a currency other than the U.S. dollar. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2021 and fiscal 2020. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble.
During fiscal 2021 and fiscal 2020, we recorded net foreign currency losses of $3.4 million and gains of $(0.9) million, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $8.1 million and $4.8 million for fiscal 2021 and 2020, respectively.
Interest Rate Risk
We place our investments in money market instruments. Our analysis of our investments and interest rates at June 30, 2021 and 2020 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investments determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.
As of June 30, 2021, our current borrowings of $20.0 million consist of the term loan facility under the Amended and Restated Credit Agreement. Our non-current borrowings of $273.2 million consist of $276.0 million under our term loan facility, net of $2.8 million in debt issuance costs. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Amended and Restated Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.
Investment Risk
During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.5 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.5 million) commitment. As of June 30, 2021, the fair value of this investment is 1.8 million CAD ($1.3 million), representing our payments towards the total commitment during fiscal 2021, and is recorded in non-current assets in our consolidated balance sheet.
Item 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements specified by this Item, together with the reports thereon of KPMG LLP, are presented following Item 15 of this Form 10-K:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended June 30, 2021, 2020 and 2019
Consolidated Balance Sheets as of June 30, 2021 and 2020
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended June 30, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is also necessarily limited by the staff and other resources available to us and the geographic diversity of our operations. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2021.

Our independent registered public accounting firm has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2021. This report appears below.

Remediation Efforts of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the fiscal years ended June 30, 2019 and June 30, 2020, we identified a material weakness in our internal control over financial reporting. In fiscal 2019, we did not effectively design process level control activities over the accuracy of the retrospective restatement of revenue and related contract balances recorded upon the adoption of Topic 606, which also impacted the related deferred tax assets and liabilities on the consolidated balance sheet. The control deficiencies identified resulted from an ineffective risk assessment and the lack of timely creation of relevant reporting tools and complete and accurate information used to support the functioning of internal control. These deficiencies created a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis and accordingly management concluded that the deficiencies represented a material weakness in our internal control over financial reporting. Additional deficiencies related to the fiscal 2019 material weakness were identified in fiscal 2020. Consequently, there were control failures in the areas of revenue and contract asset balances, which also impacted the related deferred tax liabilities.

In response to the material weakness, with the oversight of the Audit Committee of the Board of Directors, we implemented a remediation plan. The remediation plan included enhancing our risk assessment process over the design and implementation of internal controls over new and emerging financial reporting matters and updating our risk assessment of revenue and associated contract balances controls, resulting in the identification and design of enhanced review controls over the accounting for revenue contracts under Topic 606, including the use of additional reporting tools and additional reconciliation controls.

All remediation efforts have been completed by management and applicable controls have operated for a sufficient period of time. Management concluded, through testing, that these controls are operating effectively. As a result, management concluded that the prior year’s material weakness in our internal control over financial reporting had been remediated as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts of the previously identified material weakness discussed above, there were no changes in our internal control over financial reporting during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Opinion on Internal Control Over Financial Reporting

We have audited Aspen Technology, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated August 18, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

August 18, 2021

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain information required under this Item 10 will appear under the sections entitled “Executive Officers of the Registrant,” “Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” “Code of Business Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2021 annual meeting of stockholders, and is incorporated herein by reference.
Item 11.    Executive Compensation.
Certain information required under this Item 11 will appear under the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Employment and Change in Control Agreements” in our definitive proxy statement for our 2021 annual meeting of stockholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Certain information required under this Item 12 will appear under the sections entitled “Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our2021 annual meeting of stockholders, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Certain information required under this Item 13 will appear under the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Related Party Transactions” in our definitive proxy statement for our 2021 annual meeting of stockholders, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Certain information required under this Item 14 will appear under the section entitled “Independent Registered Public Accountants” in our definitive proxy statement for our 2021 annual meeting of stockholders, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Financial Statements
(a)(2)  Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts for the years ended June 30, 2021, 2020 and 2019 appears immediately following the financial statements.  All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3)  Exhibits
The exhibits listed in the accompanying exhibit index are filed or incorporated by reference as part of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aspen Technology, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aspen Technology, Inc. and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 18, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2(o) to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Codification, or ASC, Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Standalone Selling Prices for Term License and Maintenance Performance Obligations

As discussed in Note 3 to the consolidated financial statements, the Company recognized term license revenue and maintenance revenue of $497.5 million and $185.2 million, respectively, for the year ended June 30, 2021. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis. For term license and maintenance performance obligations, directly observable data is generally not available, which requires the Company to make significant assumptions regarding the relative fair value of the related performance obligations.

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

Boston, Massachusetts

August 18, 2021

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2021	2020	2019

	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$497,479	$388,180	$404,581
Maintenance	185,164	178,139	163,567
Services and other	26,733	32,398	28,534
Total revenue	709,376	598,717	596,682
Cost of revenue:
License	9,276	7,241	7,060
Maintenance	18,287	19,248	19,208
Services and other	32,588	35,118	31,548
Total cost of revenue	60,151	61,607	57,816
Gross profit	649,225	537,110	538,866
Operating expenses:
Selling and marketing	114,959	114,486	111,374
Research and development	94,229	92,230	83,122
General and administrative	81,636	73,035	63,231
Total operating expenses	290,824	279,751	257,727
Income from operations	358,401	257,359	281,139
Interest income	36,791	32,658	28,457
Interest (expense)	(7,245)	(11,862)	(8,733)
Other (expense) income, net	(3,200)	1,202	664
Income before income taxes	384,747	279,357	301,527
Provision for income taxes	64,944	49,686	40,165
Net income	$319,803	$229,671	$261,362
Net income per common share:
Basic	$4.71	$3.38	$3.74
Diluted	$4.67	$3.34	$3.69
Weighted average shares outstanding:
Basic	67,863	68,000	69,925
Diluted	68,492	68,727	70,787
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2021	2020	2019

	(Dollars in Thousands)
Net income	$319,803	$229,671	$261,362
Other comprehensive income (loss):
Foreign currency translation adjustments	14,314	(5,624)	(1,052)
Total other comprehensive income (loss)	14,314	(5,624)	(1,052)
Comprehensive income	$334,117	$224,047	$260,310
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	2020
	(Dollars in Thousands, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$379,853	$287,796
Accounts receivable, net	52,502	56,301
Current contract assets	308,607	291,497
Prepaid expenses and other current assets	12,716	10,884
Prepaid income taxes	14,639	3,962
Total current assets	768,317	650,440
Property, equipment and leasehold improvements, net	5,610	5,963
Computer software development costs, net	1,461	928
Goodwill	159,852	137,055
Intangible assets, net	44,327	42,851
Non-current contract assets	407,180	318,976
Contract costs	29,056	28,614
Operating lease right-of-use assets	32,539	34,905
Deferred tax assets	2,121	1,735
Other non-current assets	3,537	1,839
Total assets	$1,454,000	$1,223,306
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,367	$3,988
Accrued expenses and other current liabilities	50,575	43,556
Current operating lease liabilities	6,751	6,824
Income taxes payable	3,444	1,799
Current borrowings	20,000	135,163
Current deferred revenue	56,393	43,168
Total current liabilities	141,530	234,498
Non-current deferred revenue	11,732	13,913
Deferred income taxes	193,360	179,978
Non-current operating lease liabilities	29,699	33,088
Non-current borrowings, net	273,162	292,369
Other non-current liabilities	3,760	3,107
Commitments and contingencies (Note 17)
Series D redeemable convertible preferred stock, $0.10 par value—Authorized—3,636 shares as of June 30, 2021 and 2020 Issued and outstanding—none as of June 30, 2021 and 2020	—	—
Stockholders' equity:
Common stock, $0.10 par value—Authorized—210,000,000 shares Issued— 104,543,414 shares at June 30, 2021 and 103,988,707 shares at June 30, 2020 Outstanding— 67,912,160 shares at June 30, 2021 and 67,718,692 shares at June 30, 2020	10,455	10,399
Additional paid-in capital	819,642	769,411
Retained earnings	1,778,133	1,458,330
Accumulated other comprehensive income (loss)	9,026	(5,288)
Treasury stock, at cost— 36,631,254 shares of common stock at June 30, 2021 and 36,270,015 shares at June 30, 2020	(1,816,499)	(1,766,499)
Total stockholders' equity	800,757	466,353
Total liabilities and stockholders' equity	$1,454,000	$1,223,306
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2018	103,130,300	$10,313	$715,475	$967,297	$1,388	31,943,599	$(1,316,499)	$377,974
Comprehensive income:
Net income	—	—	—	261,362	—	—	—	261,362
Other comprehensive loss	—	—	—	—	(1,052)			(1,052)
Issuance of shares of common stock	266,014	27	10,803	—	—	—		10,830
Issuance of restricted stock units and net share settlement related to withholding taxes	245,978	25	(14,752)	—	—	—	—	(14,727)
Repurchase of common stock	—	—	—	—	—	3,074,127	(300,000)	(300,000)
Stock-based compensation	—	—	27,573	—	—	—	—	27,573
Balance June 30, 2019	103,642,292	$10,365	$739,099	$1,228,659	$336	35,017,726	$(1,616,499)	$361,960
Comprehensive income:
Net income	—	—	—	229,671	—	—	—	229,671
Other comprehensive loss	—	—	—	—	(5,624)			(5,624)
Issuance of shares of common stock	173,390	17	8,921	—	—	—		8,938
Issuance of restricted stock units and net share settlement related to withholding taxes	173,025	17	(10,157)	—	—	—	—	(10,140)
Repurchase of common stock	—	—	—	—	—	1,252,289	(150,000)	(150,000)
Stock-based compensation	—	—	31,548	—	—	—	—	31,548
Balance June 30, 2020	103,988,707	$10,399	$769,411	$1,458,330	$(5,288)	36,270,015	$(1,766,499)	$466,353
Comprehensive income:
Net income	—	—	—	319,803	—	—	—	319,803
Other comprehensive income	—	—	—	—	14,314			14,314
Issuance of shares of common stock	424,040	42	25,802	—	—	—		25,844
Issuance of restricted stock units and net share settlement related to withholding taxes	130,667	14	(9,215)	—	—	—	—	(9,201)
Repurchase of common stock	—	—	—	—	—	361,239	(50,000)	(50,000)
Stock-based compensation	—	—	33,644	—	—	—	—	33,644
Balance June 30, 2021	104,543,414	$10,455	$819,642	$1,778,133	$9,026	36,631,254	$(1,816,499)	$800,757
See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$319,803	$229,671	$261,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,257	9,550	8,143
Reduction in the carrying amount of right-of-use assets	8,927	9,094	—
Net foreign currency losses (gains)	3,410	(945)	(1,251)
Stock-based compensation	33,644	31,548	27,573
Deferred income taxes	12,255	28,101	(27,129)
Provision for bad debts	9,716	5,255	645
Other non-cash operating activities	921	625	429
Changes in assets and liabilities:
Accounts receivable	(2,132)	(12,875)	(6,626)
Contract assets	(113,737)	(28,084)	(57,660)
Contract costs	(438)	(3,570)	(4,482)
Lease liabilities	(10,182)	(9,508)	—
Prepaid expenses, prepaid income taxes, and other assets	(12,842)	(5,288)	(2,411)
Accounts payable, accrued expenses, income taxes payable and other liabilities	(59)	(23,360)	21,921
Deferred revenue	16,591	13,044	17,799
Net cash provided by operating activities	276,134	243,258	238,313
Cash flows from investing activities:
Purchase of property, equipment and leasehold improvements	(1,237)	(1,278)	(436)
Payments for business acquisitions, net of cash acquired	(16,272)	(74,460)	(6,098)
Payments for equity method investments	(1,143)	(324)	—
Payments for capitalized computer software costs	(1,129)	(141)	(1,131)
Net cash used in investing activities	(19,781)	(76,203)	(7,665)
Cash flows from financing activities:
Issuance of shares of common stock	26,096	9,004	10,864
Repurchases of common stock	(45,647)	(152,432)	(299,214)
Payment of tax withholding obligations related to restricted stock	(9,172)	(10,167)	(14,477)
Deferred business acquisition payments	(1,229)	(4,600)	(1,700)
Proceeds from borrowings	—	574,163	50,000
Repayments of amounts borrowed	(135,182)	(363,000)	—
Payments of debt issuance costs	—	(3,533)	—
Net cash (used in) provided by financing activities	(165,134)	49,435	(254,527)
Effect of exchange rate changes on cash and cash equivalents	838	(620)	(360)
Increase (decrease) in cash and cash equivalents	92,057	215,870	(24,239)

Cash and cash equivalents, beginning of year	287,796	71,926	96,165
Cash and cash equivalents, end of year	$379,853	$287,796	$71,926
Supplemental disclosure of cash flow information:
Income taxes paid, net	$61,410	$39,533	$53,153
Interest paid	6,403	12,444	8,121
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$112	$(99)	$104
Change in repurchases of common stock included in accounts payable and accrued expenses	4,353	(2,432)	786
Lease liabilities arising from obtaining right-of-use assets	3,500	14,013	—

See accompanying notes to these consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Operations
Aspen Technology, Inc., together with its subsidiaries, is a global leader in asset optimization software that optimizes asset design, operations and maintenance in complex, industrial environments. Our aspenONE software and related services have been developed specifically for companies engaged in the process and other capital-intensive industries such as energy, chemicals, engineering and construction, as well as pharmaceuticals, food and beverage, transportation, power, metals and mining, pulp and paper, and consumer packaged goods. Customers use our solutions to improve their competitiveness and profitability by; increasing throughput, energy efficiency, and production levels; reducing unplanned downtime, plant emissions, and safety risks; enhancing capital efficiency; and decreasing working capital requirements over the entire asset lifecycle to support operational excellence. We operate globally in 35 countries as of June 30, 2021.
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
Total computer software costs capitalized were $1.2 million, $0.2 million and $1.1 million during the years ended June 30, 2021, 2020 and 2019, respectively. Total amortization expense charged to operations was approximately $0.7 million, $0.6 million and $0.5 million for the years ended June 30, 2021, 2020 and 2019, respectively. Computer software development accumulated amortization totaled $76.4 million and $75.7 million as of June 30, 2021 and 2020, respectively. Weighted average remaining useful life of computer software development costs was 2.1 years and 2.0 years at June 30, 2021 and 2020, respectively.
At each balance sheet date, we evaluate the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. During the years ended June 30, 2021, 2020 and 2019, our computer software development costs were not considered impaired and as such, we did not recognize impairment losses during the periods then ended.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(e)   Foreign Currency Translation
The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment. Gains and losses from foreign currency translation related to entities whose functional currency is not our reporting currency are credited or charged to accumulated other comprehensive income included in stockholders' equity in the consolidated balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. There was a net foreign currency transaction and remeasurement losses of $3.4 million in fiscal 2021 and gains were $(0.9) million and $(0.7) million in fiscal 2020 and 2019, respectively.
(f)  Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, contract assets, and accounts receivable. Our cash is held in financial institutions and our cash equivalents are invested in money market mutual funds that we believe to be of high credit quality.
Concentration of credit risk with respect to contract assets and receivables is limited to certain customers to which we make substantial sales. To reduce risk, we assess the financial strength of our customers. We do not require collateral or other security in support of our contact assets and receivables. As of June 30, 2021 and 2020, we had no customer receivable balance that represented approximately 10% or more of our total receivables.
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
In fiscal 2021, 2020 and 2019, there were no capitalized direct labor costs associated with our development of software for internal use.
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
(h)   Comprehensive Income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) and its components for fiscal 2021, 2020 and 2019 are disclosed in the accompanying consolidated statements of comprehensive income (loss).
As of June 30, 2021 and 2020, accumulated other comprehensive income (loss) is comprised of foreign translation adjustments of $14.3 million and $(5.6) million, respectively.
(i)   Accounting for Stock-Based Compensation
Substantially all stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We do not provide deferred taxes on unremitted earnings of foreign subsidiaries since we intend to indefinitely reinvest either currently or sometime in the foreseeable future. Unrecognized provisions for taxes on undistributed earnings of foreign subsidiaries, which are considered indefinitely reinvested, are not material to our consolidated financial position or results of operations. We are continuously subject to examination by the Internal Revenue Service (the "IRS"), as well as various state and foreign jurisdictions. The IRS and other taxing authorities may challenge certain deductions and credits reported by us on our income tax returns. In accordance with provisions of ASC Topic 740, Income Taxes (ASC 740), an entity should recognize a tax benefit when it is more-likely-than-not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, if the more-likely-than-not threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, de-recognition or measurement of a tax position should be recorded in the period in which the change occurs. We account for interest and penalties related to uncertain tax positions as part of the provision for income taxes.
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
(l)   Advertising Costs
Advertising costs are expensed as incurred and are classified as sales and marketing expenses. We incurred advertising expenses of $6.2 million, $3.5 million and $4.4 million during fiscal 2021, 2020 and 2019, respectively.
(m)    Research and Development Expense
We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility.
(n)    Equity Method Investments
During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.5 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.5 million) commitment. As of June 30, 2021, the fair value of this investment is 1.8 million CAD ($1.3 million), representing our payments towards the total commitment during fiscal 2021, and is recorded in non-current assets in our consolidated balance sheet.
(o)          New Accounting Pronouncements Adopted in Fiscal 2021 and 2020
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842"). Under the amendment, lessees are required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The ASU is effective for annual periods, including interim periods within those annual periods, beginning

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In June 2016, the FASB issued Topic 326. The amendment changes the impairment model for most financial assets and certain other instruments. Under Topic 326, entities are required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, contract assets, held-to-maturity debt securities, loans, and other instruments. Topic 326 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019.We adopted Topic 326 effective July 1, 2020 using the effective date method with a modified retrospective transition approach. The adoption of Topic 326 did not have a material impact on our balance sheet, operating results or cash flows, and there was no impact on our debt covenants.
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
(p)          Recently Issued Accounting Pronouncements

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

Nature of Products and Services

We generate revenue from the following sources: (1) License revenue; (2) Maintenance revenue; and (3) Services and other revenue. We sell our software products to end users primarily under fixed-term licenses. We license our software products primarily through a subscription offering which we refer to as our aspenONE licensing model, which includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. Each product suite leverages our artificial intelligence of things products as the foundation of industrial data. Our asset performance management product suite is licensed by customer sites, user seats or cloud connections. The engineering and manufacturing and supply chain product suites are licensed by tokens, which are interchangeable measures of usage based on the various units of measure such as users, servers, applications, manipulated variables, etc. Customers may use tokens flexibly to access any product or combination of products in the licensed suite.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract modifications

We sometimes enter into agreements to modify previously executed contracts, which constitute contract modifications. We assess each of these contract modifications to determine (i) if the additional products and services are distinct from the products and services in the original arrangement; and (ii) if the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either (i) a prospective basis as a termination of the existing contract and the creation of a new contract or (ii) a cumulative catch-up basis. Generally, our contract modifications meet both criteria and are accounted for as a separate contract, as adjusted for contract-specific circumstances.

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, and segment as follows:

	Year Ended June 30,
	2021	2020	2019

	(Dollars in Thousands)
Revenue by region:
North America	$289,149	$264,134	$254,428
Europe	220,052	148,774	153,284
Other (1)	200,175	185,809	188,970
	$709,376	$598,717	$596,682

Revenue by type of performance obligation:
Term licenses	$497,479	$388,180	$404,581
Maintenance	185,164	178,139	163,567
Professional services and other	26,733	32,398	28,534
	$709,376	$598,717	$596,682

Revenue by segment:
Subscription and software	$682,643	$566,319	$568,148
Services and other	26,733	32,398	28,534
	$709,376	$598,717	$596,682
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the change in the reserve for contract assets during the fiscal year June 30, 2021:

June 30, 2020	Provision	Write-Offs, Recoveries, and Billings	June 30, 2021
(Dollars in Thousands)
$(2,947)	$(9,143)	$6,710	$(5,380)
Our contract assets and deferred revenue were as follows as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020

	(Dollars in Thousands)
Contract assets	$715,787	$610,473
Deferred revenue	(68,125)	(57,081)
	$647,662	$553,392

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue during fiscal 2021 was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $39.8 million of revenue that was included in deferred revenue at June 30, 2020.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of June 30, 2021 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ended June 30,
	2022	2023	2024	2025	2026	Thereafter
	(Dollars in Thousands)
License	$39,300	$16,050	$5,445	$5,485	$3,990	$106
Maintenance	174,981	135,320	102,983	68,850	37,199	12,134
Services and other	46,666	1,262	611	424	380	123

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Operating lease costs are recognized on a straight-line basis over the term of the lease. Total lease expenses consisted of rent and fixed fees of $9.4 million and $9.2 million for fiscal year June 30, 2021, and 2020, respectively.

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases:

	June 30, 2021	June 30, 2020
Weighted average remaining lease term	6.1 Years	5.7 Years
Weighted average discount rate	3.6%	4.4%

The following table represents the maturities of our operating lease liabilities as of June 30, 2021:

June 30, 2021
(Dollars in Thousands)
Year Ending June 30,
2022	$7,973
2023	8,024
2024	7,355
2025	5,353
2026	2,209
Thereafter	11,008
Total lease payments	41,922
Less: imputed interest	(5,472)
$36,450

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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
June 30, 2021
Cash equivalents	$1,020	$—
Equity method investments	—	1,326
June 30, 2020
Cash equivalents	$1,020	$—
Equity method investments		342

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

(6) Accounts Receivable
Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
	(Dollars in Thousands)
Accounts receivable, gross	$61,273	$62,925
Allowance for doubtful accounts	(8,771)	(6,624)
Accounts receivable, net	$52,502	$56,301

As of June 30, 2021 and 2020, we had no customer receivable balance that represented approximately 10% or more of our total receivables.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Property and Equipment
Property, equipment and leasehold improvements in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
	2021	2020
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$6,250	$6,958
Purchased software	22,711	22,534
Furniture & fixtures	6,592	6,971
Leasehold improvements	12,982	12,424
Property, equipment and leasehold improvements, at cost	48,535	48,887
Accumulated depreciation	(42,925)	(42,924)
Property, equipment and leasehold improvements, net	$5,610	$5,963
Property and equipment are stated at cost. We record depreciation using the straight-line method over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Purchased software	3 - 5 years
Furniture and fixtures	3 - 10 years
Leasehold improvements	Life of lease or asset, whichever is shorter
During fiscal 2021 and 2020, we wrote off fully depreciated property, equipment and leasehold improvements that were no longer in use with gross book values of $2.3 million and $0.9 million, respectively.
Depreciation expense was $1.9 million, $2.4 million and $3.1 million for fiscal 2021, 2020 and 2019, respectively.
We account for asset retirement obligations in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations. Our asset retirement obligations relate to leasehold improvements for leased properties. The balance of our asset retirement obligations was $0.9 million as of June 30, 2021 and 2020, respectively.

(8) Acquisitions
Camo Analytics AS
On November 17, 2020, we completed the acquisition of substantially all the outstanding shares of Camo Analytics AS (“Camo”), a leading provider of industrial analytics, for a total cash consideration of $12.7 million. The purchase price consisted of $10.0 million of cash paid at closing, a subsequent working capital adjustment of $(0.1) million, $0.3 million to be paid for the remaining undelivered shares as of the closing date, and $2.4 million to be held back as security for certain representations, warranties, and obligations of the sellers. The remaining holdback amount of $1.2 million is recorded in accrued expenses and other current liabilities in our consolidated balance sheet. As of June 30, 2021, $1.2 million of the holdback amount and the $0.2 million for the remaining undelivered shares, has been subsequently paid.

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

OptiPlant, Inc.
On December 8, 2020, we completed the acquisition of all the outstanding shares of OptiPlant, Inc. (“OptiPlant”), a leading provider of AI Driven 3D Conceptual Design and Engineering Automation software, for a total cash consideration of $8.2 million. The purchase price consisted of $6.8 million of cash paid at closing, $0.2 million to be held back for working capital adjustments, and $1.2 million to be held back as security for certain representations, warranties, and obligations of the sellers. The holdback amount is recorded in other non-current liabilities in our consolidated balance sheet. The working capital adjustment holdback of $0.2 million was subsequently paid in March 2021.
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Intangible Assets
We include in our amortizable intangible assets those intangible assets acquired in our business and asset acquisitions. We amortize acquired intangible assets with finite lives over their estimated economic lives, generally using the straight-line method. Each period, we evaluate the estimated remaining useful lives of acquired intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Acquired intangible assets are removed from the accounts when fully amortized and no longer in use.
Intangible assets consist of the following as of June 30, 2021 and 2020:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2021:
Technology	$55,288	$(19,378)	$911	$36,821
Customer relationships	12,038	(4,713)	181	7,506
Non-compete agreements	553	(553)	—	—
Total	$67,879	$(24,644)	$1,092	$44,327
June 30, 2020:
Technology	$51,269	$(13,245)	$(842)	$37,182
Customer relationships	9,148	(3,171)	(308)	5,669
Non-compete agreements	553	(553)	—	—
Total	$60,970	$(16,969)	$(1,150)	$42,851
Total amortization expense related to intangible assets amounted to $7.7 million, $6.6 million and $4.5 million in fiscal 2021, 2020 and 2019, respectively.
Future amortization expense as of June 30, 2021 is expected to be as follows:

Year Ended June 30,	Amortization Expense
(Dollars in Thousands)
2022	$8,190
2023	8,173
2024	7,633
2025	7,548
2026	5,314
Thereafter	7,469
Total	$44,327

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Goodwill
The changes in the carrying amount of goodwill for our subscription and software reporting segment during the fiscal years ended June 30, 2021 and 2020 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
June 30, 2020	$207,850	$(65,569)	$(5,226)	$137,055
Goodwill from acquisitions	13,608	—	—	13,608
Foreign currency translation	—	—	9,189	9,189
June 30, 2021	$221,458	$(65,569)	$3,963	$159,852

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
June 30, 2019	$145,572	$(65,569)	$(1,620)	$78,383
Goodwill from acquisitions, net of adjustments	62,278	—	—	62,278
Foreign currency translation	—	—	(3,606)	(3,606)
June 30, 2020	$207,850	$(65,569)	$(5,226)	$137,055

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

We have elected December 31st as the annual impairment assessment date. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2020 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not recognize impairment losses as a result of our analysis. There were also no impairment losses recognized during fiscal 2021 and 2020. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following:

	June 30, 2021	June 30, 2020
	(Dollars in Thousands)
Compensation-related	$26,442	$27,591
Share repurchases	4,353	—
Royalties and external commissions	3,642	3,359
Professional fees	2,964	2,115
Deferred acquisition payments	2,862	1,479
Uncertain tax positions	1,087	318
Other	9,225	8,694
Total accrued expenses and other current liabilities	$50,575	$43,556
Other non-current liabilities in the accompanying consolidated balance sheets consist of the following:

	June 30, 2021	June 30, 2020
	(Dollars in Thousands)
Uncertain tax positions	1,343	2,027
Deferred acquisition payments	1,200	—
Asset retirement obligations	947	920
Other	270	160
Total other non-current liabilities	$3,760	$3,107

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

Principal outstanding under the Amended and Restated Credit Agreement bears interest at a rate per annum equal to, at our option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate plus 0.5%, and (iii) the LIBO rate multiplied by the Statutory Reserve Rate plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio. The interest rate as of June 30, 2021 was 1.61% on $296.0 million in outstanding borrowings on our term loan facility.

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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2021, our current borrowings of $20.0 million consist of the term loan facility. Our non-current borrowings of $273.2 million consist of $276.0 million of our term loan facility, net of $2.8 million in debt issuance costs. As of June 30, 2020, we had current borrowings of $135.2 million, which consisted of $119.2 million under the revolving credit facility and $16.0 million under our term loan facility. As of June 30, 2020, we had non-current borrowings of $292.4 million , which consisted of $296.0 million under our term loan facility, net of $3.6 million in debt issuance costs.

Outstanding balances of the indebtedness under the revolving credit facility mature on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ended June 30,	Amount
(Dollars in Thousands)
2022	$20,000
2023	28,000
2024	36,000
2025	212,000
Total	$296,000

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of June 30, 2021, we were in compliance with these covenants.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Stock-Based Compensation
Stock Compensation Plans
In December 2016, the shareholders approved the establishment of the 2016 Omnibus Incentive Plan (the "2016 Plan"), which provides for the issuance of a maximum of 6,000,000 shares of common stock. The 2016 Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-related awards, and performance awards that may be settled in cash, stock, or other property. As of June 30, 2021, there were 5,451,500 shares of common stock available for issuance subject to awards under the 2016 Plan.
Employee Stock Purchase Plan
On July 26, 2018, our Board of Directors approved the Aspen Technology, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which provides for the issuance of up to 250,000 shares of common stock to participating employees. The ESPP is intended to be a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, or the IRC.  The ESPP was approved at our Annual Meeting of Stockholders on December 7, 2018. The ESPP permits eligible employees to purchase a limited amount of shares as defined in the ESPP through payroll deductions at a purchase price equal to 85% of the lower of (a) the fair market value of the common stock on the first trading day of each ESPP offering period and (b) the fair market value of the common stock on the last day of each six-month offering period.

We recorded stock-based compensation expense associated with the ESPP of approximately $0.6 million and $0.5 million during fiscal 2021 and 2020, respectively. As a result of employee stock purchases, we issued 18,508 shares and 19,222 shares of common stock during fiscal 2021 and 2020, respectively. The aggregate intrinsic value of shares issued under the ESPP was $1.9 million and $1.8 million during fiscal 2021 and 2020, respectively. As of June 30, 2021, there were 199,231 shares of common stock available for issuance under the ESPP.
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
The weighted average estimated fair value of option awards granted during fiscal 2021, 2020 and 2019 was $38.84, $33.13, and $31.25, respectively.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended June 30,
	2021	2020	2019
Risk-free interest rate	0.4%	1.5%	2.8%
Expected dividend yield	None	None	None
Expected life (in years)	4.7	4.5	4.6
Expected volatility factor	34.2%	26.8%	26.6%
The stock-based compensation expense and its classification in the accompanying consolidated statements of operations for fiscal 2021, 2020 and 2019 was as follows:

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$896	$1,441	$1,282
Cost of service and other	1,613	1,961	1,420
Selling and marketing	6,567	5,656	4,849
Research and development	8,987	8,306	6,923
General and administrative	15,581	14,184	13,099
Total stock-based compensation	$33,644	$31,548	$27,573
A summary of stock option and RSU activity under all equity plans in fiscal 2021 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000's)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2020	1,410,139	$76.19	6.67	$49,705	352,921	$112.45
Granted	327,209	131.57			248,366	131.31
Settled (RSUs)					(198,219)	105.50
Exercised	(405,532)	59.16
Cancelled / Forfeited	(46,595)	116.81			(41,044)	117.36
Outstanding at June 30, 2021	1,285,221	$94.18	6.93	$56,032	362,024	$128.66
Exercisable at June 30, 2021	812,704	$73.83	5.86	$51,793
Vested and expected to vest at June 30, 2021	1,231,660	$92.72	6.86	$55,523	314,455	$128.78
During fiscal 2021, 2020 and 2019, the weighted average grant-date fair value of RSUs granted was $131.31, $133.35 and $114.72, respectively. During fiscal 2021, 2020 and 2019 the total fair value of vested shares from RSU grants amounted to $27.0 million, $29.7 million and $39.9 million, respectively.
As of June 30, 2021, the total future unrecognized compensation cost related to stock options and RSUs was $12.9 million and $32.5 million, respectively, and are expected to be recorded over a weighted average period of 2.55 years and 2.47 years, respectively.
During fiscal 2021, 2020 and 2019 the weighted average exercise price of stock options granted was $131.57, $133.00 and $113.88. The total intrinsic value of options exercised during fiscal 2021, 2020 and 2019 was $32.9 million, $9.9 million and $18.2 million, respectively. We received $24.2 million, $9.0 million and $10.9 million in cash proceeds from issuances of

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares of common stock during fiscal 2021, 2020 and 2019, respectively. We paid $9.2 million, $10.2 million and $14.7 million for withholding taxes on vested RSUs during fiscal 2021, 2020 and 2019, respectively.
At June 30, 2021, common stock reserved for future issuance under equity compensation plans was 5.5 million shares.

(14) Stock Repurchases
On January 22, 2015, our Board of Directors approved a share repurchase program (the "Share Repurchase Program") for up to $450.0 million of our common stock. The Share Repurchase Program was announced on January 28, 2015, and expires at the end of each fiscal year unless extended. On April 26, 2016, June 8, 2017, April 18, 2018, December 6, 2018, and April 17, 2019, the Board of Directors approved a $400.0 million, $200.0 million, $200.0 million, $100.0 million, and $200.0 million increase in the Share Repurchase Program, respectively.On July 22, 2020, our Board of Directors approved a new share repurchase program (the "FY 2021 Program") for up to $200.0 million of our common stock, and terminated the Share Repurchase Program. The FY 2021 Program expired on June 30, 2021. On June 4, 2021, our Board of Directors approved another share repurchase program (the “FY 2022 Program”) for up to $300.0 million of our common stock in our fiscal year ending June 30, 2022. The timing and amount of any shares repurchased under the FY 2022 Program are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

On June 14, 2021, as part of our FY 2022 Program, we entered into an accelerated share repurchase program (the "ASR Program") with a third party financial institution to repurchase an aggregate of $150.0 million of our common stock. The final settlement of the transaction under the ASR Program is expected to occur in the first quarter of our fiscal year 2022. For more details on of the ASR Program, refer to Note 21, "Subsequent Events".

During fiscal 2021, we repurchased 361,239 shares of our common stock in the open market for $50.0 million under the FY 2021 Program. During fiscal 2020, we repurchased 1,252,289 shares of our common stock in the open market for $150.0 million. During fiscal 2019, we repurchased 3,074,127 shares of our common stock in the open market for $300.0 million.
As of June 30, 2021, there was no remaining dollar value under the FY 2021 Program, and $300.0 million under the FY 2022 Program.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the years ended June 30, 2021, 2020 and 2019 are as follows:

	Year Ended June 30,
	2021	2020	2019
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$319,803	$229,671	$261,362

Weighted average shares outstanding	67,863	68,000	69,925
Dilutive impact from:
Employee equity awards	629	727	862
Dilutive weighted average shares outstanding	68,492	68,727	70,787
Income per share
Basic	$4.71	$3.38	$3.74
Dilutive	$4.67	$3.34	$3.69

For the years ended June 30, 2021, 2020 and 2019, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of the balance sheet date:

	Year Ended June 30,
	2021	2020	2019
	(Shares in Thousands)
Employee equity awards	533	670	784

Included in the table above are options to purchase 269,341 shares of our common stock as of June 30, 2021 which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $132.63 per share to $153.07 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of June 30, 2021 and expire at various dates through February 17, 2030.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) Income Taxes
Income before provision for income taxes consists of the following:

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Domestic	$376,582	$274,066	$297,002
Foreign	8,164	5,291	4,525
Income before provision for income taxes	$384,746	$279,357	$301,527

The provision for income taxes shown in the accompanying consolidated statements of operations is composed of the following:

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Federal—
Current	$45,643	$17,048	$64,194
Deferred	13,039	28,101	(27,267)
State—
Current	2,821	1,367	3,246
Deferred	(41)	500	(1,033)
Foreign—
Current	4,004	2,797	1,549
Deferred	(522)	(127)	(524)
	$64,944	$49,686	$40,165

Our tax expense for fiscal 2021 was unfavorably impacted primarily by the higher pre-tax book income, offset by the FDII deduction, tax credits, and the recognition of excess tax benefits related to stock-based compensation.
The provision for income taxes differs from that based on the federal statutory rate due to the following:

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Federal tax provision at statutory rate	$80,797	$58,665	$63,321
State income taxes	2,226	1,225	1,533
Foreign-derived intangible income (FDII)	(13,805)	(13,581)	(20,326)
Global intangible low-taxed income (GILTI)	49	404	797
Effect of foreign operations	8,950	6,148	7,395
Impact of tax accounting method change	—	6,433	—
Foreign taxes and rate differences	(566)	404	514
Stock-based compensation	(2,415)	33	(3,774)
Tax credits	(11,301)	(7,969)	(9,677)
Uncertain tax positions	89	(3,236)	1,055
Valuation allowance	1,171	504	(550)
Other, net	(251)	656	(123)
Provision for income taxes	$64,944	$49,686	$40,165

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred tax liabilities consist of the following at June 30, 2021 and 2020:

	Year Ended June 30,
	2021	2020
	(Dollars in Thousands)
Deferred tax assets:
State and foreign credits	$6,684	$4,922
Net operating loss carryforwards	4,511	1,200
Deferred revenue	3,876	4,596
Other reserves and accruals	8,663	7,465
Intangible assets	957	982
Property, leasehold improvements, and other basis differences	5,202	5,514
Other temporary differences	452	925
	30,345	25,604
Deferred tax liabilities:
Contract assets and costs	(182,809)	(158,538)
Deferred revenue	(15,944)	(27,066)
Intangible assets	(7,795)	(6,815)
Property, leasehold improvements, and other basis differences	(5,122)	(5,223)
	(211,670)	(197,642)
Valuation allowance	(9,914)	(6,205)
Net deferred tax liabilities	$(191,239)	$(178,243)
Reflected in the deferred tax assets above at June 30, 2021, we have foreign net operating loss carryforwards of $4.5 million, with unlimited carryforwards, and state and foreign research and development credits of $6.7 million which begin to expire in 2026.
Our valuation allowance for deferred tax assets was $9.9 million and $6.2 million as of June 30, 2021 and 2020, respectively. The most significant portion of the valuation allowance as of June 30, 2021 is attributable to a reserve against state R&D tax credits of $5.4 million.
For fiscal 2021, our income tax provision included amounts determined under the provisions of ASC 740 intended to satisfy additional income tax assessments, including interest and penalties, that could result from any tax return positions for which the likelihood of sustaining the position on audit does not meet a threshold of "more likely than not." Tax liabilities were recorded as a component of our income taxes payable and other non-current liabilities. The ultimate amount of taxes due will not be known until examinations are completed and settled or the audit periods are closed by statutes.
A reconciliation of the reserve for uncertain tax positions is as follows:

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Uncertain tax positions, beginning of year	$2,106	$5,380	$3,931
Gross (decreases) increases —tax positions in prior period	—	(2,216)	407
Gross increases—tax positions in current period	304	—	1,789
Gross decreases—lapse of statutes	(317)	(1,032)	(740)
Currency translation adjustment	45	(26)	(7)
Uncertain tax positions, end of year	$2,138	$2,106	$5,380
At June 30, 2021, the total amount of unrecognized tax benefits is $2.1 million. Upon being recognized, $1.9 million would reduce the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as provision

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for (benefit from) income taxes. At June 30, 2021, we had approximately $0.3 million of accrued interest and $0.1 million of penalties related to uncertain tax positions. We recorded a benefit for interest and penalties of approximately $0.1 million during fiscal 2021.
We are subject to income tax in many jurisdictions outside the U.S. We are no longer under examination by the taxing authority regarding any U.S. federal income tax returns for fiscal years prior to 2018. Our operations in certain jurisdictions remain subject to examination for tax years 2010 to 2020, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.
(17) Commitments and Contingencies
Standby letters of credit for $2.3 million and $3.5 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of June 30, 2021 and 2020, respectively. The letters of credit as of June 30, 2021 expire at various dates through fiscal 2026.
(18) Retirement Plans
We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (IRC) covering all eligible employees, as defined. Under the plan, a participant may elect to defer receipt of a stated percentage of his or her compensation, subject to limitation under the IRC, which would otherwise be payable to the participant for any plan year. We may make discretionary contributions to this plan, including making matching contributions of 50%, up to a maximum of 6% of an employee's pretax contribution. We made matching contributions of approximately $3.4 million, $2.8 million and $2.6 million in fiscal 2021, 2020 and 2019, respectively. Additionally, we participate in certain government mandated and defined contribution plans throughout the world for which we comply with all funding requirements.
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

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of our reportable segments' profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Year Ended June 30, 2021:
Segment revenue	$682,643	$26,733	$709,376
Segment expenses (1)	(236,751)	(32,588)	(269,339)
Segment profit (loss)	$445,892	$(5,855)	$440,037
Year Ended June 30, 2020:
Segment revenue	$566,319	$32,398	$598,717
Segment expenses (1)	(233,205)	(35,118)	(268,323)
Segment profit (loss)	$333,114	$(2,720)	$330,394
Year Ended June 30, 2019, As Adjusted:
Segment revenue	$568,148	$28,534	$596,682
Segment expenses (1)	(220,764)	(31,548)	(252,312)
Segment profit (loss)	$347,384	$(3,014)	$344,370
____________________________________________
(1)Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income; interest expense; and other (expense) income, net.
Reconciliation to Income Before Income Taxes
The following table presents a reconciliation of total segment operating profit to income before provision for income taxes:

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Total segment profit for reportable segments	$440,037	$330,394	$344,370
General and administrative	(81,636)	(73,035)	(63,231)
Interest income	36,791	32,658	28,457
Interest (expense)	(7,245)	(11,862)	(8,733)
Other (expense) income, net	(3,200)	1,202	664
Income before income taxes	$384,747	$279,357	$301,527
Geographic Information:
We have long-lived assets of approximately $89.1 million that are located domestically and $160.3 million that reside in other geographic locations as of June 30, 2021. We had long-lived assets of approximately $92.9 million that were located domestically and $132.4 million that reside in other geographic locations as of June 30, 2020.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(20) Quarterly Financial Data (Unaudited)
The following tables present quarterly consolidated statement of operations data for fiscal 2021 and 2020. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP.

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in Thousands, Except per Share Data)
Total revenue	$197,961	$162,726	$233,718	$114,971
Gross profit	183,646	146,671	219,403	99,505
Income from operations	105,879	68,899	149,453	34,170
Net income	95,445	62,495	129,152	32,711
Net income per common share:
Basic	$1.40	$0.92	$1.91	$0.48
Diluted	$1.39	$0.91	$1.89	$0.48
Weighted average shares outstanding:
Basic	68,028	67,920	67,780	67,729
Diluted	68,612	68,608	68,400	68,299

	Three Months Ended
	June 30, 2020	March 30, 2020	December 31, 2019	September 30, 2019
	(Dollars in Thousands, Except per Share Data)
Total revenue	$201,940	$130,588	$126,012	$140,177
Gross profit	186,782	114,883	110,486	124,959
Income from operations	116,296	44,734	42,939	53,390
Net income	94,530	41,826	39,801	53,514
Net income per common share:
Basic	$1.40	$0.62	$0.58	$0.78
Diluted	$1.39	$0.61	$0.58	$0.77
Weighted average shares outstanding:
Basic	67,634	67,806	68,114	68,441
Diluted	68,176	68,482	68,844	69,317

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21) Subsequent Events
On June 14, 2021, as part of our FY 2022 Program, we entered into the ASR Program with a third-party financial institution. Pursuant to the terms of the ASR Program, on July 1, 2021 we made an upfront payment of $150.0 million. We will receive an initial delivery of approximately 80% of the underlying shares of our common stock, based on the closing price of our common stock on June 30, 2021 and subject to limitations set forth in the ASR Program. The final number of shares we will repurchase under the ASR Program will be based on the average of the daily volume-weighted average prices of our common stock during the term of the transaction, less a discount. The final settlement of the transaction under the ASR Program is expected to occur in the first quarter of our fiscal year 2022.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions: Charges to Costs and Expenses	Deductions: Returns and Write-Offs	Balance at End of Year
	(Dollars in Thousands)
Year ended June 30, 2021 Allowance for doubtful accounts	$(6,624)	$(9,716)	$7,569	$(8,771)
Year ended June 30, 2020 Allowance for doubtful accounts	(3,349)	(5,255)	1,980	(6,624)
Year ended June 30, 2019 Allowance for doubtful accounts	(2,703)	(1,621)	975	(3,349)

EXHIBIT INDEX

Exhibit Number	Description	Filed with this Form 10-K

3.1	Certificate of Incorporation of Aspen Technology, Inc., as amended	X

3.2	Amended and Restated By-laws of Aspen Technology, Inc., adopted on May 19, 2020

4.1	Specimen certificate for common stock, $.10 par value, of Aspen Technology, Inc.

4.2	Description of Securities

10.1	Lease Agreement dated January 27, 2014 between RAR2-Crosby Corporate Center QRS, Inc. and Aspen Technology, Inc. regarding 20, 22 and 28 Crosby Drive, Bedford, Massachusetts

10.2	System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology

10.3	Amendment dated March 30, 1982 to System License Agreement dated March 30, 1982 between Aspen Technology, Inc. and the Massachusetts Institute of Technology

10.4
Amended and Restated Credit Agreement dated as of December 23, 2019, among Aspen Technology, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and Citibank N.A., Citizens Bank, N.A., TD Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents

10.5
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

10.6	Master Confirmation-Accelerated Share Repurchase Dated August 29, 2016, with J.P. Morgan Securities, as agent for JP Morgan Chase Bank

10.7	Supplemental Confirmation-Accelerated Share Repurchase, dated June 14, 2021, between Aspen Technology, Inc. and JPMorgan Chase Bank, National Association

10.8^	Aspen Technology, Inc. 2010 Equity Incentive Plan

10.9^	Form of Terms and Conditions of Restricted Stock Unit Agreement granted under Aspen Technology, Inc. 2010 Equity Incentive Plan

10.10^	Form of Terms and Conditions of Stock Option Agreement Granted under Aspen Technology, Inc. 2010 Equity Incentive Plan

10.11^	Aspen Technology, Inc. 2016 Omnibus Incentive Plan

10.12^	Form of Terms and Conditions of Restricted Stock Unit Agreement Granted Under Aspen Technology Inc. 2016 Omnibus Incentive Plan

10.13^	Form of Terms and Conditions of Stock Option Agreement Granted Under Aspen Technology Inc. 2016 Omnibus Incentive Plan

10.14^	Aspen Technology, Inc. FY21 Executive Bonus Plan

10.15^	Aspen Technology, Inc FY22 Executive Bonus Plan

10.16^	Amended and Restated Executive Retention Agreement dated January 31, 2019 entered into by Aspen Technology, Inc. and Antonio J. Pietri

Exhibit Number	Description	Filed with this Form 10-K

10.17^	Form of Amended and Restated Executive Retention Agreement dated January 31, 2019 entered into between Aspen Technology, Inc. and each of Gary M. Weiss, Karl E. Johnsen and Frederic G. Hammond

10.18^	Executive Retention Agreement dated March 22, 2021 entered into between Aspen Technology, Inc. and Chantelle Breithaupt

10.19^	Form of Confidentiality and Non-Competition Agreement of Aspen Technology, Inc.

10.20^	Non-Competition and Non-Solicitation Agreement dated July 1, 2013 entered into by Aspen Technology, Inc. and Antonio J. Pietri

21.1	Subsidiaries of Aspen Technology, Inc.	X

23.1	Consent of KPMG LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.P	Inline XBRL Taxonomy Extension Presentation Linkbase DocuCover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
____________________________________________
+ Certain information redacted and replaced with "[***]
^    Management contract or compensatory plan or arrangement
*    The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Aspen Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN TECHNOLOGY, INC.
Date: August 18, 2021	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2021	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONIO J. PIETRI	President and Chief Executive Officer and Director (Principal Executive Officer)	August 18, 2021
Antonio J. Pietri

/s/ CHANTELLE BREITHAUPT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 18, 2021
Chantelle Breithaupt

/s/ CHRISTOPHER J. STAGNO	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 18, 2021
Christopher J. Stagno

/s/ JILL D. SMITH	Chair of the Board of Directors	August 18, 2021
Jill D. Smith

/s/ DR. THOMAS BRADICICH	Director	August 18, 2021
Dr. Thomas Bradicich

/s/ DONALD P. CASEY	Director	August 18, 2021
Donald P. Casey

/s/ KAREN GOLZ	Director	August 18, 2021
Karen Golz

/s/ AMAR HANSPAL	Director	August 18, 2021
Amar Hanspal

/s/ GARY E. HAROIAN	Director	August 18, 2021
Gary E. Haroian

/s/ ADRIANA KARABOUTIS	Director	August 18, 2021
Adriana Karaboutis

/s/ GEORGIA KERESTY	Director	August 18, 2021
Georgia Keresty

/s/ ROBERT M. WHELAN, JR.	Director	August 18, 2021
Robert M. Whelan, Jr.

/s/ R. HALSEY WISE	Director	August 18, 2021
R. Halsey Wise