Form 10-Q
period 2021-09-30
ASPEN TECHNOLOGY INC /DE/
filed 2021-10-27
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
(781) 221-6400
(Registrant’s telephone number, including area code)

____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.10 par value per share	AZPN	The Nasdaq Stock Market LLC
____________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer ☐		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of October 20, 2021, there were 66,918,691 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

aspenONE is one of our registered trademarks. All other trade names, trademarks and service marks appearing in this Form 10-Q are the property of their respective owners.

Our fiscal year ends on June 30th, and references to a specific fiscal year are to the twelve months ended June 30th of such year (for example, “fiscal 2022” refers to the year ending June 30, 2022).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2021	2020
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$81,104	$61,859
Maintenance	48,213	46,858
Services and other	6,703	6,254
Total revenue	136,020	114,971
Cost of revenue:
License	2,462	2,136
Maintenance	4,562	4,764
Services and other	7,859	8,566
Total cost of revenue	14,883	15,466
Gross profit	121,137	99,505
Operating expenses:
Selling and marketing	29,481	25,172
Research and development	26,857	22,530
General and administrative	24,921	17,633
Total operating expenses	81,259	65,335
Income from operations	39,878	34,170
Interest income	8,664	8,669
Interest (expense)	(1,536)	(2,095)
Other (expense), net	(872)	(1,469)
Income before income taxes	46,134	39,275
Provision for income taxes	6,735	6,564
Net income	$39,399	$32,711
Net income per common share:
Basic	$0.59	$0.48
Diluted	$0.58	$0.48
Weighted average shares outstanding:
Basic	67,001	67,729
Diluted	67,412	68,299

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2021	2020
	(Dollars in Thousands)
Net income	$39,399	$32,711
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,058)	4,153
Total other comprehensive (loss) income	(4,058)	4,153
Comprehensive income	$35,341	$36,864

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	June 30, 2021
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$247,965	$379,853
Accounts receivable, net	38,631	52,502
Current contract assets, net	306,008	308,607
Prepaid expenses and other current assets	15,044	12,716
Prepaid income taxes	2,474	14,639
Total current assets	610,122	768,317
Property, equipment and leasehold improvements, net	5,140	5,610
Computer software development costs, net	1,256	1,461
Goodwill	157,241	159,852
Intangible assets, net	41,742	44,327
Non-current contract assets, net	437,838	407,180
Contract costs	29,312	29,056
Operating lease right-of-use assets	31,865	32,539
Deferred tax assets	2,074	2,121
Other non-current assets	3,584	3,537
Total assets	$1,320,174	$1,454,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,087	$4,367
Accrued expenses and other current liabilities	44,477	50,575
Current operating lease liabilities	7,281	6,751
Income taxes payable	48,304	3,444
Current borrowings	22,000	20,000
Current deferred revenue	53,841	56,393
Total current liabilities	179,990	141,530
Non-current deferred revenue	8,471	11,732
Deferred tax liabilities	139,931	193,360
Non-current operating lease liabilities	28,474	29,699
Non-current borrowings, net	267,365	273,162
Other non-current liabilities	3,697	3,760
Commitments and contingencies (Note 16)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of September 30, 2021 and June 30, 2021 Issued and outstanding— none as of September 30, 2021 and June 30, 2021	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 104,639,940 shares at September 30, 2021 and 104,543,414 shares at June 30, 2021 Outstanding— 66,942,492 shares at September 30, 2021 and 67,912,160 shares at June 30, 2021	10,465	10,455
Additional paid-in capital	825,780	819,642
Retained earnings	1,817,532	1,778,133
Accumulated other comprehensive income	4,968	9,026
Treasury stock, at cost—37,697,448 shares of common stock at September 30, 2021 and 36,631,254 shares at June 30, 2021	(1,966,499)	(1,816,499)
Total stockholders’ equity	692,246	800,757
Total liabilities and stockholders’ equity	$1,320,174	$1,454,000

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2021	104,543,414	$10,455	$819,642	$1,778,133	$9,026	36,631,254	$(1,816,499)	$800,757
Comprehensive income:
Net income	—	—	—	39,399	—	—	—	39,399
Other comprehensive (loss)	—	—	—	—	(4,058)			(4,058)
Issuance of shares of common stock	29,717	3	1,874	—	—	—		1,877
Issuance of restricted stock units and net share settlement related to withholding taxes	66,809	7	(5,826)	—	—	—	—	(5,819)
Repurchase of common stock	—	—	—	—	—	1,066,194	(150,000)	(150,000)
Stock-based compensation	—	—	10,090	—	—	—	—	10,090
Balance September 30, 2021	104,639,940	$10,465	$825,780	$1,817,532	$4,968	37,697,448	$(1,966,499)	$692,246

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2020	103,988,707	$10,399	$769,411	$1,458,330	$(5,288)	36,270,015	$(1,766,499)	$466,353
Comprehensive income:
Net income	—	—	—	32,711	—	—	—	32,711
Other comprehensive income	—	—	—	—	4,153			4,153
Issuance of shares of common stock	12,943	1	314	—	—	—		315
Issuance of restricted stock units and net share settlement related to withholding taxes	26,265	3	(1,761)	—	—	—	—	(1,758)
Stock-based compensation	—	—	6,268	—	—	—	—	6,268
Balance September 30, 2020	104,027,915	$10,403	$774,232	$1,491,041	$(1,135)	36,270,015	$(1,766,499)	$508,042

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2021	2020
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$39,399	$32,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,783	2,334
Reduction in the carrying amount of right-of-use assets	2,466	2,365
Net foreign currency losses	751	1,463
Stock-based compensation	10,090	6,268
Deferred income taxes	(53,352)	41
Provision for bad debts	1,082	3,120
Other non-cash operating activities	331	202
Changes in assets and liabilities:
Accounts receivable	12,190	2,243
Contract assets, net	(29,554)	(7,366)
Contract costs	(256)	284
Lease liabilities	(2,561)	(2,663)
Prepaid expenses, prepaid income taxes, and other assets	9,790	(1,900)
Accounts payable, accrued expenses, income taxes payable and other liabilities	44,386	(5,505)
Deferred revenue	(4,858)	2,854
Net cash provided by operating activities	32,687	36,451
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(253)	(177)
Payments for equity method investments	(350)	(334)
Payments for capitalized computer software development costs	(178)	(806)
Net cash used in investing activities	(781)	(1,317)
Cash flows from financing activities:
Issuance of shares of common stock	1,391	268
Repurchases of common stock	(154,353)	—
Payments of tax withholding obligations related to restricted stock	(6,053)	(1,828)
Deferred business acquisition payments	(10)	—
Repayments of amounts borrowed	(4,000)	(4,000)
Net cash used in financing activities	(163,025)	(5,560)
Effect of exchange rate changes on cash and cash equivalents	(558)	228
(Decrease) Increase in cash and cash equivalents	(131,677)	29,802
Cash and cash equivalents, beginning of period	379,853	287,796
Cash, cash equivalents, and restricted cash, end of period	$248,176	$317,598
Supplemental disclosure of cash flow information:
Income taxes paid, net	$2,818	$2,703
Interest paid	1,333	2,121
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(118)	$281
Change in repurchases of common stock included in accounts payable and accrued expenses	(4,353)	—
Lease liabilities arising from obtaining right-of-use assets	1,463	223

	September 30, 2021	September 30, 2020
Reconciliation to amounts within the unaudited consolidated balance sheets:	(Dollars in Thousands)
Cash and cash equivalents	$247,965	$317,511
Restricted cash included in other non-current assets	211	87
Cash, cash equivalents, and restricted cash, end of period	$248,176	$317,598

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. (“AspenTech”) and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification “ASC”) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2021, which are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as previously filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b) Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. We adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”) - Simplifying the Accounting for Income Taxes effective July 1, 2021. Refer to Note 2(g), “New Accounting Pronouncements Adopted in Fiscal 2022,” for further information regarding the adoption of ASU 2019-12. There were no other material changes to our significant accounting policies during the three months ended September 30, 2021.

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

(d)   Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other (expense), net. Net foreign currency exchange (losses) were $(0.8) million and $(1.5) million during the three months ended September 30, 2021 and 2020, respectively.

(e)   Research and Development Expense

We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility. There were no capitalized direct labor costs associated with our development of software for sale during the three months ended September 30, 2021. There were $0.7 million of capitalized direct labor costs associated with our development of software for sale during the three months ended September 30, 2020.

(f)   Equity Method Investments

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of September 30, 2021, the fair value of this investment is $2.0 million CAD ($1.5 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

(g)  New Accounting Pronouncements Adopted in Fiscal 2022

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. Early adoption of this standard update is permitted. We adopted ASU 2019-12 effective July 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

3.   Revenue from Contracts with Customers

In accordance with ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), we account for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

Nature of Products and Services

We generate revenue from the following sources: (1) License revenue; (2) Maintenance revenue; and (3) Services and other revenue. We sell our software products to end users primarily under fixed-term licenses. We license our software products primarily through a subscription offering which we refer to as our aspenONE licensing model, which includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. Each product suite leverages our Artificial Intelligence of Things (AIoT) products as a foundation for applying Industrial AI at scale, to help us realize our vision for Industrial AI at scale. Our asset performance management product suite is licensed by customer sites, user seats or cloud connections. The engineering and manufacturing and supply chain product suites are licensed by tokens, which are interchangeable measures of usage based on the various units of measure such as users, servers, applications, manipulated variables, etc. Customers may use tokens flexibly to access any product or combination of products in the licensed suite.

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

Services and Other Revenue

Professional Services Revenue

Professional services are provided to customers on a time-and-materials (“T&M”) or fixed-price basis. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligation. For professional services, revenue is recognized by measuring progress toward the completion of our obligations. We recognize professional services fees for our T&M contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs. The use of the proportional performance method is dependent upon our ability to reliably estimate the costs to complete a project. We use historical experience as a basis for future estimates to complete current projects. Additionally, we believe that costs are the best available measure of performance. Out-of-pocket expenses which are reimbursed by customers are recorded as revenue.

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

Contract modifications

We sometimes enter into agreements to modify previously executed contracts, which constitute contract modifications. We assess each of these contract modifications to determine (i) if the additional products and services are distinct from the products and services in the original arrangement and (ii) if the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either (i) a prospective basis as a termination of the existing contract and the creation of a new contract or (ii) a cumulative catch-up basis. Generally, our contract modifications meet both criteria and are accounted for as a separate contract, as adjusted for contract-specific circumstances.

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, and segment as follows:

	Three Months Ended September 30,
	2021	2020
	(Dollars in Thousands)
Revenue by region:
North America	$51,152	$47,642
Europe	37,235	33,716
Other (1)	47,633	33,613
	$136,020	$114,971

Revenue by type of performance obligation:
Term licenses	$81,104	$61,859
Maintenance	48,213	46,858
Professional services and other	6,703	6,254
	$136,020	$114,971

Revenue by segment:
Subscription and software	$129,317	$108,717
Services and other	6,703	6,254
	$136,020	$114,971

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
The following table presents the change in the reserve for contract assets during the three months ended September 30, 2021:

June 30, 2021	Provision	Write-Offs, Recoveries, and Billings	September 30, 2021
(Dollars in Thousands)
$(5,380)	$(1,331)	$2,087	$(4,624)

Our total contract assets, net and deferred revenue were as follows as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Contract assets, net	$743,846	$715,787
Deferred revenue	(62,312)	(68,125)
	$681,534	$647,662

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the three months ended September 30, 2021 was primarily due to an increase in new billings in advance of revenue recognition, partially offset by $19.1 million of revenue recognized that was included in deferred revenue as of June 30, 2021.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of September 30, 2021 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2022	2023	2024	2025	2026	Thereafter
	(Dollars in Thousands)
License	$29,157	$20,095	$7,069	$6,513	$4,485	$446
Maintenance	135,185	143,840	109,458	74,006	42,032	15,640
Services and other	45,946	1,937	673	519	465	163

4. Leases

We have operating leases primarily for corporate offices, and other operating leases for data centers and certain equipment. We determine whether an arrangement is or contains a lease based on facts and circumstances present at the inception of the arrangement. We recognize lease expense on a straight-line basis over the lease term. Our leases have remaining lease terms of less than one year to approximately ten years, some of which include options to extend the leases for up to five years, and some of which include the option to terminate the leases upon advanced notice of 2 months or more. If we are reasonably certain we will exercise an option to extend or terminate the lease, the time period covered by the extension or termination option is included in the lease term.

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

Operating lease costs are recognized on a straight-line basis over the term of the lease. Total lease expenses consisted of rent and fixed fees of $2.6 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively.

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
Weighted average remaining lease term	6.1 years	6.1 years
Weighted average discount rate	3.6%	3.6%

The following table represents the maturities of our operating lease liabilities as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Year Ending June 30,
2022	$6,125	$7,973
2023	8,523	8,024
2024	7,804	7,355
2025	5,448	5,353
2026	2,228	2,209
Thereafter	9,451	11,008
Total lease payments	39,579	41,922
Less: imputed interest	(3,824)	(5,472)
	$35,755	$36,450

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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of September 30, 2021 and June 30, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
September 30, 2021:
Cash equivalents	$1,019	$—
Equity method investments	—	1,530
June 30, 2021:
Cash equivalents	$1,020	$—
Equity method investments	—	1,326

Financial instruments not measured or recorded at fair value in the accompanying consolidated financial statements consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair value of these financial instruments approximates their carrying value. The estimated fair value of the borrowings under the Amended and Restated Credit Agreement (described below in Note 11, “Credit Agreement”) approximates carrying value due to the floating interest rate.

6.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Accounts receivable, gross	$46,480	$61,273
Allowance for doubtful accounts	(7,849)	(8,771)
Accounts receivable, net	$38,631	$52,502

As of September 30, 2021, we had one customer receivable balance that individually represented approximately 13% of our net accounts receivable. As of June 30, 2021, we had no customer receivable balance that individually represented 10% or more of our net accounts receivable.

7.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$6,391	$6,250
Purchased software	22,732	22,711
Furniture & fixtures	6,510	6,592
Leasehold improvements	12,564	12,982
Property, equipment and leasehold improvements, at cost	48,197	48,535
Accumulated depreciation	(43,057)	(42,925)
Property, equipment and leasehold improvements, net	$5,140	$5,610

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

Intangible assets consisted of the following as of September 30, 2021 and June 30, 2021:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
September 30, 2021:
Technology	$55,288	$(21,002)	$471	$34,757
Customer relationships	12,038	(5,124)	71	6,985
Non-compete agreements	553	(553)	—	—
Total	$67,879	$(26,679)	$542	$41,742
June 30, 2021:
Technology	$55,288	$(19,378)	$911	$36,821
Customer relationships	12,038	(4,713)	181	7,506
Non-compete agreements	553	(553)	—	—
Total	$67,879	$(24,644)	$1,092	$44,327

Total amortization expense related to intangible assets is included in cost of license revenue (for technology) and general and administrative expense (for customer relationships and non-compete agreements) and amounted to approximately $2.0 million and $1.7 million during the three months ended September 30, 2021 and 2020, respectively.

Future amortization expense as of September 30, 2021 is expected to be as follows:

Year Ending June 30,	Amortization Expense
(Dollars in Thousands)
2022	$6,072
2023	8,077
2024	7,532
2025	7,446
2026	5,239
Thereafter	7,376
Total	$41,742

9. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the three months ended September 30, 2021 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2021:	$221,458	$(65,569)	$3,963	$159,852
Foreign currency translation	—	—	(2,611)	(2,611)
September 30, 2021	$221,458	$(65,569)	$1,352	$157,241

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

10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Compensation-related	$23,371	$26,442
Share repurchases	—	4,353
Royalties and outside commissions	3,634	3,642
Professional fees	5,033	2,964
Deferred acquisition payments	2,817	2,862
Uncertain tax positions	1,087	1,087
Other	8,535	9,225
Total accrued expenses and other current liabilities	$44,477	$50,575

Other non-current liabilities consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
Uncertain tax positions	$1,340	$1,343
Deferred acquisition payments	1,200	1,200
Asset retirement obligations	886	947
Other	271	270
Total other non-current liabilities	$3,697	$3,760

11.  Credit Agreement

In December 2019, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and the lenders and co-documentation agents named therein (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement, which amends and restates the Credit Agreement we entered into as of February 26, 2016, provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility.

Principal outstanding under the Amended and Restated Credit Agreement bears interest at a rate per annum equal to, at our option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate (as defined in the Amended and Restated Credit Agreement) plus 0.5%, and (iii) the LIBO rate (as defined in the Amended and Restated Credit Agreement) multiplied by the Statutory Reserve Rate (as defined in the Amended and Restated Credit Agreement) plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio. The interest rate as of September 30, 2021 was 1.59% on $292.0 million in outstanding borrowings on our term loan facility.

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

As of September 30, 2021, our current borrowings of $22.0 million consisted of the term loan facility. Our non-current borrowings of $267.4 million consisted of $270.0 million of our term loan facility, net of $2.6 million in debt issuance costs. As of June 30, 2021, our current borrowings of $20.0 million consisted of the term loan facility. As of June 30, 2021, our non-current borrowings of $273.2 million consisted of $276.0 million of our term facility, net of $2.8 million in debt issuance costs.

The indebtedness under the revolving credit facility matures on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ending June 30,	Amount
(Dollars in Thousands)
2022	$16,000
2023	28,000
2024	36,000
2025	212,000
Total	$292,000

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending December 31, 2019, of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of September 30, 2021, we were in compliance with these covenants.

12.  Stock-Based Compensation

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$205	$316
Cost of services and other	280	450
Selling and marketing	1,863	1,244
Research and development	1,998	1,722
General and administrative	5,744	2,536
Total stock-based compensation	$10,090	$6,268

A summary of stock option and restricted stock unit (“RSU”) activity under all equity plans for the three months ended September 30, 2021 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2021	1,285,221	$94.18	6.93	$56,032	362,024	$128.66
Granted	265,158	129.65			204,777	129.84
Settled (RSUs)	—				(109,523)	129.05
Exercised (Stock options)	(29,717)	63.17			—
Cancelled / Forfeited	(15,445)	129.44			(10,747)	128.98
Outstanding at September 30, 2021	1,505,217	$100.24	7.16	$40,321	446,531	$129.25
Vested and exercisable at September 30, 2021	900,427	$81.31	5.86	$39,633
Vested and expected to vest as of September 30, 2021	1,406,090	$98.72	7.06	$40,196	363,793	$129.38

The weighted average estimated fair value of option awards granted was $40.24 and $31.11 during the three months ended September 30, 2021 and 2020, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,
	2021	2020
Risk-free interest rate	0.7%	0.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.7	5.3
Expected volatility factor	35.3%	32.7%

As of September 30, 2021, the total future unrecognized compensation cost related to stock options and RSUs was $18.5 million and $44.6 million, respectively, and was expected to be recorded over a weighted average period of 3.01 years and 2.95 years, respectively.

As of September 30, 2021, common stock reserved for future issuance under equity compensation plans was 5.0 million shares.

13.  Stock Repurchases

On July 22, 2020, our Board of Directors approved a share repurchase program (the “FY 2021 Program”) for up to $200.0 million of our common stock. The FY 2021 Program expired on June 30, 2021. On June 4, 2021, our Board of Directors approved a new share repurchase program (the “FY 2022 Program”) for up to $300.0 million of our common stock in our fiscal year ending June 30, 2022. The timing and amount of any shares repurchased under the FY 2022 Program are based on market conditions and other factors. All shares of our common stock repurchased have been recorded as treasury stock under the cost method.

On June 14, 2021, as part of our FY 2022 Program, we entered into an accelerated share repurchase program (the “ASR Program”) with a third-party financial institution to repurchase an aggregate of $150.0 million of our common stock. Pursuant to the terms of the ASR Program, we made an upfront payment of $150.0 million on July 1, 2021 in exchange for the delivery of 872,473 initial shares of our common stock. The actual number of shares repurchased is determined at the maturity of the ASR Program based on the volume-weighted average price per share of our common stock over the term of the ASR Program, less an agreed-upon discount.

The ASR Program was completed on August 20, 2021. We repurchased in total 1,066,194 shares of our common stock for $150.0 million as part of the ASR Program. These shares were recorded as an increase to treasury stock.

As of September 30, 2021, the total remaining value under the FY 2022 Program was $150.0 million.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$39,399	$32,711

Weighted average shares outstanding	67,001	67,729

Dilutive impact from:
Employee equity awards	411	570
Dilutive weighted average shares outstanding	67,412	68,299

Income per share
Basic	$0.59	$0.48
Dilutive	$0.58	$0.48

For the three months ended September 30, 2021 and 2020, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(Shares in Thousands)
Employee equity awards	554	716

Included in the table above are options to purchase 34,204 shares of our common stock during the three months ended September 30, 2021, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $137.99 per share to $153.07 per share and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of September 30, 2021 and expire at various dates through August 7, 2031.

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

Our effective tax rate was 14.6% and 16.7% during the three months ended September 30, 2021 and 2020, respectively. Our effective tax rate was lower in the three months ended September 30, 2021 due to the higher FDII deduction taken this year compared to last year due to the timing of revenue recognition for tax purposes on multi-year software license agreements as the result of the change in income tax regulations.

We recognized income tax expense of $6.7 million and $6.6 million during the three months ended September 30, 2021 and 2020, respectively. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

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

16. Commitments and Contingencies

Standby letters of credit for $2.3 million and $2.3 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2021 and June 30, 2021, respectively. The letters of credit expire at various dates through fiscal 2026.

17.  Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. Our chief operating decision maker is our President and Chief Executive Officer.

We have two operating and reportable segments, which are consistent with our reporting units: i) subscription and software; and ii) services and other. The subscription and software segment is engaged in the licensing of process optimization and asset performance management software solutions and associated support services, and includes our license and maintenance revenue. The services and other segment includes professional services and training, and includes our services and other revenue. We do not track assets or capital expenditures by operating segments. Consequently, it is not practical to present assets, capital expenditures, depreciation or amortization by operating segments.

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended September 30, 2021
Segment revenue	$129,317	$6,703	$136,020
Segment expenses (1)	(63,362)	(7,859)	(71,221)
Segment profit (loss)	$65,955	$(1,156)	$64,799

Three Months Ended September 30, 2020
Segment revenue	$108,717	$6,254	$114,971
Segment expenses (1)	(54,602)	(8,566)	(63,168)
Segment profit (loss)	$54,115	$(2,312)	$51,803

(1) Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income; interest expense; and other (expense) income, net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(Dollars in Thousands)
Total segment profit for reportable segments	$64,799	$51,803
General and administrative expense	(24,921)	(17,633)
Interest income	8,664	8,669
Interest (expense)	(1,536)	(2,095)
Other (expense), net	(872)	(1,469)
Income before income taxes	$46,134	$39,275

18. Subsequent Events

Transaction Agreement with Emerson Electric Co.
On October 10, 2021, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Emerson Electric Co. (“Emerson”), EMR Worldwide Inc., a wholly owned subsidiary of Emerson (“Emerson Sub”), Emersub CX, Inc., a wholly owned subsidiary of Emerson (“New AspenTech”), and Emersub CXI, Inc., a direct wholly owned subsidiary of New AspenTech (“Merger Subsidiary”), pursuant to which, among other things, (i) Emerson will contribute $6,014,000,000 in cash (the “Emerson Cash Contribution”) to New AspenTech in exchange for New AspenTech common stock, (ii) Emerson Sub will contribute Emerson’s industrial software business, including OSI Inc. and the Geological Simulation Software business, to New AspenTech in exchange for New AspenTech common stock, and (iii) as a result of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions) will be converted into the right to receive 0.42 shares of New AspenTech common stock and a per share cash consideration amount, calculated by dividing $6,014,000,000 by the number of outstanding shares of our common stock as of the closing of the transactions contemplated by the Transaction Agreement (the “Closing”) on a fully diluted basis, which per share cash consideration amount is currently estimated to be approximately $87 per share of our common stock (collectively, and together with all the other transactions contemplated by the Transaction Agreement, the “Transactions”).

Immediately following the Closing, Emerson and Emerson Sub will collectively own 55% of the outstanding New AspenTech common stock (on a fully diluted basis) and our stockholders will own the remaining outstanding New AspenTech common stock. Following the Closing, New AspenTech and its subsidiaries will operate under the name “Aspen Technology, Inc.”

The Transaction Agreement includes customary representations, warranties and covenants of the parties. Among other things and subject to certain exceptions, until the earlier of the termination of the Transaction Agreement or the Closing, we and Emerson have agreed to use reasonable best efforts to conduct our and Emerson’s respective businesses (in Emerson’s case, the contributed business) in the ordinary course consistent with past practice. The Transaction Agreement also prohibits our solicitation of proposals relating to alternative transactions and restricts our ability to furnish information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction, subject to certain limited exceptions.

The obligation of the parties to consummate the Transactions is subject to customary conditions, including, among other things, (i) the affirmative vote of the holders of a majority of our outstanding common stock, (ii) the approvals under applicable regulatory and competition laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (in each case, without the requirement to take actions that would be reasonably expected to materially and adversely affect Emerson and its subsidiaries or New AspenTech and its subsidiaries after giving effect of the Transactions) and (iii) the effectiveness of the registration statement on Form S-4 to be filed by New AspenTech with the SEC and the approval of the listing on Nasdaq of the shares of New AspenTech common stock to be issued in the Transactions.

The Transaction Agreement contains certain termination rights for each of us and Emerson, including the right of each party to terminate the Transaction Agreement if the Transactions have not been consummated by October 10, 2022. Under the Transaction Agreement, we are required to pay a termination fee in the amount of $325,000,000 to Emerson in certain events described in the Transaction Agreement, including if Emerson terminates the Transaction Agreement in the event our Board of Directors changes its recommendation that our stockholders approve the Transaction Agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Concerning Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, prospective products, size of market, plans, objectives of management, expected market growth and the anticipated effects of the coronavirus (COVID-19) pandemic (and any COVID-19 variants, the “COVID-19 pandemic”) on our business, operating results and financial condition are forward-looking statements.

In addition, this Quarterly Report contains forward-looking statements regarding the pending Transactions with Emerson, including: statements regarding the expected timing and structure of the Transactions; the ability of the parties to complete the Transactions considering the various closing conditions; the expected benefits of the Transactions, such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; the competitive ability and position of New AspenTech following completion of the Transactions; legal, economic and regulatory conditions; and any assumptions underlying any of the foregoing.

Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target” or other similar words or expressions or negatives of these words, but not all forward-looking statements include such identifying words. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. We can give no assurance that such plans, estimates or expectations will be achieved and therefore, actual results may differ materially from any plans, estimates or expectations in such forward-looking statements.

Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others: (1) that one or more closing conditions to the Transactions, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Transactions, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by our stockholders may not be obtained; (2) the risk that the Transactions may not be completed in the time frame expected by us or Emerson, or at all; (3) unexpected costs, charges or expenses resulting from the Transactions; (4) uncertainty of the expected financial performance of New AspenTech following completion of the Transactions; (5) failure to realize the anticipated benefits of the Transactions, including as a result of delay in completing the Transactions or integrating the industrial software business of Emerson with our business; (6) the ability of New AspenTech to implement its business strategy; (7) difficulties and delays in achieving revenue and cost synergies of New AspenTech; (8) inability to retain and hire key personnel; (9) the occurrence of any event that could give rise to termination of the Transactions; (10) potential litigation in connection with the Transactions or other settlements or investigations that may affect the timing or occurrence of the Transactions or result in significant costs of defense, indemnification and liability; (11) evolving legal, regulatory and tax regimes; (12) changes in economic, financial, political and regulatory conditions, in the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (e.g., the COVID-19 pandemic)), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent U.S. administration; (13) our ability and the ability of Emerson and New AspenTech to successfully recover from a disaster or other business continuity problem due to a hurricane, flood, earthquake, terrorist attack, war, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made event, including the ability to function remotely during long-term disruptions such as the COVID-19 pandemic; (14) the impact of public health crises, such as pandemics (including the COVID-19 pandemic) and epidemics and any related company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets, including any quarantine, “ shelter in place,” “ stay at home,” workforce reduction, social distancing, shut down or similar actions and policies; (15) actions by third parties, including government agencies; (16) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transactions; (17) the risk that disruptions from the Transactions will harm Emerson’s and our business, including current plans and operations; (18) certain restrictions during the pendency of the Transactions that may impact Emerson’s or our ability to pursue certain business opportunities or strategic transactions; (19) our, Emerson’s and New AspenTech’s ability to meet expectations regarding the accounting and tax treatments of the Transactions; and (20) other risk factors as detailed from time to time in Emerson’s and our reports filed with the SEC, including Emerson’s and our annual report on Form 10-K, periodic quarterly reports on Form 10-Q, periodic current reports on Form 8-K and other documents filed with the SEC. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Any forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements, whether as a result of new information or development, future events or otherwise, except as required by law. You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes thereto contained in this report.  You should also read “Item 1A. Risk Factors” of Part II for a discussion of important factors that could cause our actual results to differ materially from our expectations.

Our fiscal year ends on June 30, and references in this Quarterly Report to a specific fiscal year are the twelve months ended June 30 of such year (for example, “fiscal 2022” refers to the year ending June 30, 2022).

Business Overview

We are a global leader in asset optimization software that optimizes asset design, operations and maintenance in complex, industrial environments to enable organizations to meet their business goals for sustainability and profitability. We combine decades of process modeling and operations expertise with big data, artificial intelligence, and advanced analytics. Our purpose-built software helps organizations meet their sustainability goals to reduce emissions and drive innovation which enables competitiveness and profitability of our customers. Our software enhances capital efficiency and decreases working capital requirements over the entire asset lifecycle driving a higher level of operational excellence. In addition, we help our customers increase throughput, drive resource efficiencies, increase production levels, reduce unplanned downtime, manage emissions to reach their net-zero footprint goals, and improve overall safety.

Our software combines our proprietary mathematical and empirical models of manufacturing and planning processes which reflects the deep domain expertise we have amassed from focusing on solutions for the process and other capital-intensive industries for over 40 years. Our products have embedded artificial intelligence, or AI, capabilities that create insights, provide guidance, and automate and democratize knowledge, known as Industrial AI, to create more value for the industries we serve. For customers beginning to consider how AI can be applied to their domain-specific challenges, we recently introduced our hybrid model methodology. This capability enhances first principles-driven models with AI to improve accuracy, safety and predictability without requiring customers to have additional data science expertise.

We have developed our applications to design and optimize processes across three principal business areas: engineering, manufacturing and supply chain, and asset performance management, or APM. Each business area leverages our Artificial Intelligence of Things, or AIoT, products as the foundation of applying Industrial AI at scale. We are the recognized market and technology leader in providing process optimization and asset performance management software for each of these business areas.

We have established sustainable competitive advantages based on the following strengths:

•Innovative products that help our customer’ meet their sustainability and profitability goals;

•Long-term customer relationships;

•Large installed base of users of our software; and

•Long-term license contracts.

We have approximately 2,500 customers globally. Our customers consist of companies engaged in the process industries including energy, chemicals, engineering and construction, as well as pharmaceuticals, food and beverage, transportation, power, metals and mining, pulp and paper, and consumer packaged goods.

Business Segments

We have two operating and reportable segments, which are consistent with our reporting units: (i) subscription and software; and (ii) services and other. The subscription and software segment is engaged in the licensing of process optimization and asset performance management software solutions and associated support services, and includes our license and maintenance revenue. The services and other segment includes professional services and training, and includes our services and other revenue.

Recent Events

Since the beginning of March 2020, the sudden decrease in demand for oil due to the COVID-19 pandemic, compounded by the excess supply arising from producers’ failure to agree on production cuts, resulted in a drop in oil prices. During the three months ended September 30, 2021, our business was negatively impacted by these factors. Specifically, we saw a slowdown in closing customer contracts, a higher than pre-COVID customer attrition rate due to non-renewals and renewals at lower entitlement level and, to a lesser extent, a slowdown in customer payments. We are continuing to assess the impact of these items on global markets and the various industries of our customers. The extent of the impact on our operational and financial performance going forward will depend on capital expenditure and operational expenditure budgetary cycles that are inherent in our customers’ procurement strategies, which are informed by oil prices and environmental factors such as COVID-19, all of which are uncertain and cannot be predicted. We are continuing to monitor the potential impacts related to the current disruption of COVID-19 and uncertainty in the global markets on the various industries of our customers. These factors could potentially impact the signing of new agreements, as well as the recoverability of assets, including accounts receivable and contract costs.

Transaction Agreement with Emerson Electric Co.

On October 10, 2021, we announced that we had entered into the Transaction Agreement with Emerson, pursuant to which Emerson will combine its industrial software business, including OSI Inc. and the Geological Simulation Software business, with us to form New AspenTech. Upon closing of the Transactions, which is subject to the satisfaction of certain customary conditions, the approval of our stockholders and the approvals under applicable regulatory and competition laws, each issued and outstanding share of our common stock (subject to certain exceptions) will be converted into the right to receive 0.42 shares of New AspenTech common stock and a per share cash consideration amount, calculated by dividing $6,014,000,000 by the number of outstanding shares of our common stock as of the closing of the Transactions on a fully diluted basis.

Immediately following the closing of the Transactions, Emerson and its affiliates will collectively own 55% of the outstanding New AspenTech common stock (on a fully diluted basis) and our stockholders will own the remaining outstanding New AspenTech common stock. Following the closing, New AspenTech and its subsidiaries will operate under the name “Aspen Technology, Inc.”

The Transaction Agreement was negotiated and signed subsequent to a process that our Board of Directors originally undertook beginning in late 2020 to explore options to increase our value to our shareholders. As part of that process, we retained financial advisors, including JPMorgan Chase & Co., which assisted in facilitating contact with third parties, including Emerson, to assess the level of interest on the part of such third parties in a potential strategic corporate transaction involving us. Potential transactions included a range of structures, from a minority stake to finance targeted acquisitions, to a majority stake and up to a potential whole company acquisition. After discussions with such third parties, it became apparent that there were no such transactions that were of interest among the parties or that we wished to pursue, and in May 2021 our Board of Directors determined to close the process. Subsequently, an arrangement was proposed by Emerson that our Board of Directors found to be an attractive pathway to increasing shareholder value and creating a global leader in our industry; accordingly, our Board of Directors advanced those discussions, which ultimately resulted in the Transaction Agreement with Emerson.

The Registration Statement on Form S-4 that will eventually be filed relating to the Transactions will contain additional details of this process.

For more detail about the transaction with Emerson, please see our Current Report on Form 8-K filed with the SEC on October 12, 2021 and Note 18 - Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Key Components of Operations

Revenue

We generate revenue primarily from the following sources:

License Revenue. We sell our software products to end users, primarily under fixed-term licenses, through a subscription offering which we refer to as our aspenONE licensing model. The aspenONE licensing model includes software maintenance and support, known as our Premier Plus SMS offering, for the entire term. Our aspenONE products are organized into three suites: 1) engineering; 2) manufacturing and supply chain; and 3) asset performance management. Each product suite leverages our AIoT products as a foundation for applying Industrial AI at scale. Our APM product suite is licensed by customer sites, user seats or cloud connections. The engineering and manufacturing and supply chain product suites are licensed by tokens, which are interchangeable measures of usage based on the various units of measure such as users, servers, applications, manipulated variables, etc. Customers may use tokens flexibly to access one or more products in the suite in any combination. This licensing system enables customers to use products as needed, and to experiment with different products to best solve whatever critical business challenges the customer faces, and to license additional tokens as business needs evolve.

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

Other Income and Expenses

Interest Income. Interest income is recorded for financing components under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) or Topic 606. When a contract includes a significant financing component, we generally receive the majority of the customer consideration after the recognition of a substantial portion of the arrangement fee as license revenue. As a result, we decrease the amount of revenue recognized and increase interest income by a corresponding amount.

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

As of September 30, 2021, approximately 87% of our term license agreements (by value) are denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate annual spend in dollars rather than using current exchange rates, so that our calculation of growth in annual spend is not affected by fluctuations in foreign currencies.

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

We estimate that annual spend grew by approximately 1.4% during the first quarter of fiscal 2022, from $621.3 million at June 30, 2021 to $629.7 million at September 30, 2021.

Total Contract Value

Total Contract Value (“TCV”) is the aggregate value of all payments received or to be received under all active term license agreements, including maintenance and escalation. TCV was $2.9 billion as of June 30, 2021. TCV is an annual metric and will be included in our Annual Report on Form 10-K for the fiscal year ending June 30, 2022.

Bookings

Bookings is the total value of customer term license contracts signed in the current period, less the value of such contracts signed in the current period where the initial licenses are not yet deemed delivered, plus term license contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.

Bookings increased from $98.8 million during the three months ended September 30, 2020 to $128.7 million during the three months ended September 30, 2021. The change in bookings is due to the timing of renewals.

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

The following table provides a reconciliation of GAAP net cash provided by operating activities to free cash flow for the indicated periods:

	Three Months Ended September 30,
	2021	2020
	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$32,687	$36,451
Purchase of property, equipment, and leasehold improvements	(253)	(177)
Payments for capitalized computer software development costs	(178)	(806)
Acquisition related payments	777	291
Free cash flow (non-GAAP)	$33,033	$35,759

Total free cash flow on a non-GAAP basis decreased by $2.7 million during the three months ended September 30, 2021 as compared to the same period of the prior fiscal year primarily due to changes in working capital. See additional commentary in the “Liquidity and Capital Resources” section below.

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

The following table presents our income from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition related fees, for the indicated periods:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
GAAP income from operations	$39,878	$34,170	$5,708	16.7%
Plus:
Stock-based compensation	10,090	6,268	3,822	61.0%
Amortization of intangibles	2,044	1,745	299	17.1%
Acquisition related fees	3,356	563	2,793	496.1%
Non-GAAP income from operations	$55,368	$42,746	$12,622	29.5%

Critical Accounting Estimates and Judgments

Note 2, “Significant Accounting Policies,” to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this report. The accounting policies that reflect our critical estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and include the subsection captioned “Revenue Recognition.”

See Note 3, “Revenue from Contracts with Customers,” to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for more information on our accounting policies related to revenue recognition.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	%
	(Dollars in Thousands)
Revenue:
License	$81,104	$61,859	31.1%
Maintenance	48,213	46,858	2.9%
Services and other	6,703	6,254	7.2%
Total revenue	136,020	114,971	18.3%
Cost of revenue:
License	2,462	2,136	15.3%
Maintenance	4,562	4,764	(4.2)%
Services and other	7,859	8,566	(8.3)%
Total cost of revenue	14,883	15,466	(3.8)%
Gross profit	121,137	99,505	21.7%
Operating expenses:
Selling and marketing	29,481	25,172	17.1%
Research and development	26,857	22,530	19.2%
General and administrative	24,921	17,633	41.3%
Total operating expenses	81,259	65,335	24.4%
Income from operations	39,878	34,170	16.7%
Interest income	8,664	8,669	(0.1)%
Interest (expense)	(1,536)	(2,095)	(26.7)%
Other (expense), net	(872)	(1,469)	(40.6)%
Income before income taxes	46,134	39,275	17.5%
Provision for income taxes	6,735	6,564	2.6%
Net income	$39,399	$32,711	20.4%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(% of Revenue)
Revenue:
License	59.7%	53.8%
Maintenance	35.4	40.8
Services and other	4.9	5.4
Total revenue	100.0	100.0
Cost of revenue:
License	1.8	1.9
Maintenance	3.4	4.1
Services and other	5.8	7.5
Total cost of revenue	10.9	13.5
Gross profit	89.1	86.5
Operating expenses:
Selling and marketing	21.7	21.9
Research and development	19.7	19.6
General and administrative	18.3	15.3
Total operating expenses	59.7	56.8
Income from operations	29.3	29.7
Interest income	6.4	7.5
Interest (expense)	(1.1)	(1.8)
Other (expense), net	(0.6)	(1.3)
Income before income taxes	33.9	34.2
Provision for income taxes	4.9	5.7
Net income	29.0%	28.5%

Revenue

Total revenue increased by $21.0 million during the three months ended September 30, 2021 as compared to the corresponding period of the prior fiscal year. The increase of $21.0 million during the three months ended September 30, 2021 was comprised of an increase in license revenue of $19.2 million and an increase in maintenance revenue of $1.4 million, and an increase in services and other revenue of $0.4 million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
License revenue	$81,104	$61,859	$19,245	31.1%
As a percent of total revenue	59.7%	53.8%

The period-over-period increase of $19.2 million in license revenue during the three months ended September 30, 2021, respectively, was primarily attributable to an increase in bookings.

Maintenance Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Maintenance revenue	$48,213	$46,858	$1,355	2.9%
As a percent of total revenue	35.4%	40.8%

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

The period-over-period increase of $1.4 million in maintenance revenue during the three months ended September 30, 2021, was primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.

Services and Other Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Services and other revenue	$6,703	$6,254	$449	7.2%
As a percent of total revenue	4.9%	5.4%

We recognize professional services revenue for our time-and-materials (“T&M”) contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Services and other revenue increased $0.4 million during the three months ended September 30, 2021, as compared to the corresponding period of the prior fiscal year primarily due to the timing and volume of professional services engagements.

Cost of Revenue

Cost of License Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Cost of license revenue	$2,462	$2,136	$326	15.3%
As a percent of license revenue	3.0%	3.5%

Cost of license revenue increased $0.3 million for the three months ended September 30, 2021, respectively, as compared to the corresponding period of the prior fiscal year primarily due to increased amortization of intangible assets from acquisitions. License gross profit margin remained consistent at 97.0% and 96.5% for the three months ended September 30, 2021 and 2020, respectively.

Cost of Maintenance Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$4,562	$4,764	$(202)	(4.2)%
As a percent of maintenance revenue	9.5%	10.2%

Cost of maintenance revenue remained consistent at $4.6 million and $4.8 million for the three months ended September 30, 2021 and 2020, respectively.

Cost of Services and Other Revenue

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$7,859	$8,566	$(707)	(8.3)%
As a percent of services and other revenue	117.2%	137.0%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Cost of services and other revenue decreased $0.7 million for the three months ended September 30, 2021, as compared to the corresponding period of the prior fiscal year. Gross profit margin on services and other revenue was (17.2)% and (37.0)% for the three months ended September 30, 2021 and 2020, respectively.

Gross Profit

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Gross profit	$121,137	$99,505	$21,632	21.7%
As a percent of revenue	89.1%	86.5%

For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue,” “Cost of Maintenance Revenue,” and “Cost of Services and Other Revenue” sections above.

Gross profit increased by $21.6 million for the three months ended September 30, 2021, as compared to the corresponding period of the prior fiscal year. Gross profit margin increased slightly to 89.1% for the three months ended September 30, 2021 from 86.5% for the three months ended September 30, 2020. The increase was mainly driven by larger gross profit on license revenue for the three months ended September 30, 2021 as compared to the same period last year.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Selling and marketing expense	$29,481	$25,172	$4,309	17.1%
As a percent of total revenue	21.7%	21.9%

The period-over-period increase of $4.3 million in selling and marketing expense during the three months ended September 30, 2021 was attributable to higher compensation costs of $2.1 million related to an increase in headcount, larger commission expenses of $1.1 million due to improved bookings, and greater stock-based compensation expenses of $0.7 million.

Research and Development Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Research and development expense	$26,857	$22,530	$4,327	19.2%
As a percent of total revenue	19.7%	19.6%

The period-over-period increase of $4.3 million in research and development expense during the three months ended September 30, 2021 was primarily attributable to higher compensation costs of $2.7 million related to an increase in headcount and lower capitalized computer software cost of $0.7 million.

General and Administrative Expense

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
General and administrative expense	$24,921	$17,633	$7,288	41.3%
As a percent of total revenue	18.3%	15.3%

The period-over-period increase of $7.3 million in general and administrative expense during the three months ended September 30, 2021 was attributable to higher stock-based compensation expenses of $3.2 million, larger acquisition costs of $2.8 million, increased compensation costs of $1.7 million, higher legal expense of $0.7 million, and increased hardware/software maintenance expenses of $0.7 million, offset by lower bad debt expense of $2.0 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Interest income	$8,664	$8,669	$(5)	(0.1)%
As a percent of total revenue	6.4%	7.5%

Interest income remained consistent at $8.7 million for the three months ended September 30, 2021 and 2020.

Interest (Expense)

	Three Months Ended September 30,		(Increase) / Decrease Change
	2021	2020	$	%
	(Dollars in Thousands)
Interest (expense)	$(1,536)	$(2,095)	$559	(26.7)%
As a percent of total revenue	(1.1)%	(1.8)%

The period-over-period decrease of $0.6 million in interest (expense) during the three months ended September 30, 2021, was primarily due to a lower outstanding borrowing balance as a result of paying off our revolving credit facility in December 2020.

Other (Expense), Net

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Other (expense), net	$(872)	$(1,469)	$597	(40.6)%
As a percent of total revenue	(0.6)%	(1.3)%

Other (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

During the three months ended September 30, 2021 and 2020, other (expense), net was primarily comprised of $(0.8) million and $(1.5) million of foreign currency exchange (losses), respectively.

Provision for Income Taxes

	Three Months Ended September 30,		Increase / (Decrease) Change
	2021	2020	$	%
	(Dollars in Thousands)
Provision for income taxes	$6,735	$6,564	$171	2.6%
Effective tax rate	14.6%	16.7%

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

Our effective tax rate was 14.6% and 16.7% during the three months ended September 30, 2021 and 2020, respectively. Our effective tax rate was lower in the three months ended September 30, 2021 due to the higher FDII deduction taken this year compared to last year due to the timing of revenue recognition for tax purposes on multi-year software license agreements as the result of the change in income tax regulations.

We recognized an income tax expense of $6.7 million and $6.6 million during the three months ended September 30, 2021 and 2020, respectively. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of September 30, 2021, our principal capital resources consisted of $248.0 million in cash and cash equivalents.

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

As of September 30, 2021, our current borrowings of $22.0 million consist of the term loan facility. Our non-current borrowings of $267.4 million consist of $270.0 million of our term loan facility, net of $2.6 million in debt issuance costs. As of June 30, 2021, our current borrowings of $20.0 million consisted of the term loan facility. As of June 30, 2021, our non-current borrowings of $273.2 million consisted of $276.0 million of our term facility, net of $2.8 million in debt issuance costs.

For a more detailed description of the Amended and Restated Credit Agreement, see Note 11, “Credit Agreement”, to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents remained consistent at $1.0 million as of September 30, 2021 and June 30, 2021, consisted of money market funds. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,
	2021	2020
	(Dollars in Thousands)
Cash flow (used in) provided by:
Operating activities	$32,687	$36,451
Investing activities	(781)	(1,317)
Financing activities	(163,025)	(5,560)
Effect of exchange rates on cash balances	(558)	228
(Decrease) increase in cash, cash equivalents, and restricted cash	$(131,677)	$29,802

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $32.7 million during the three months ended September 30, 2021. This amount resulted from net income of $39.4 million, adjusted for non-cash items of $(35.8) million and net uses of cash of $29.1 million related to changes in working capital.

Non-cash items during the three months ended September 30, 2021 consisted primarily of reduction in deferred income taxes of $(53.4) million, partially offset by, stock-based compensation expense of $10.1 million, depreciation and amortization expense of $2.8 million, reduction in the carrying amount of right-of-use assets of $2.5 million, provision for bad debts of $1.1 million, and net foreign currency losses of $0.8 million. $(53.4) million decrease in deferred income taxes was mainly because of the adjustment resulting from tax accounting method changes related to revenue recognition associated with our multi-year software licenses.

Cash used by working capital of $29.1 million during the three months ended September 30, 2021 was primarily attributable to an increases in accounts payable, accrued expenses and other current liabilities of $44.4 million, decrease in accounts receivable of $12.2 million, and decreases in prepaid expenses, taxes and other assets of $9.8 million, partially offset by, cash used by increase in contract assets of $29.6 million, decrease in deferred revenue of $4.9 million, and decrease in lease liabilities of $2.6 million. $44.4 million increases in accounts payable, accrued expenses and other current liabilities was mainly comprised of $44.9 million increase in income taxes payable. $44.9 million increase in income taxes payable was primarily driven by $53.4 million increase in income tax payable as a result of accounting method changes related to revenue recognition associated with our multi-year software licenses, offset by $12.2 million decrease in income taxes payable resulting from utilization of prior year prepaid income taxes to reduce income taxes of current year.

Investing Activities

During the three months ended September 30, 2021, we used $0.8 million of cash for investing activities. We used $0.4 million for equity method investments, $0.3 million for capital expenditures and $0.2 million for capitalized computer software costs.

Financing Activities

During the three months ended September 30, 2021, we used $163.0 million of cash for financing activities. This amount resulted from $154.4 million of cash used for the repurchase of common stock, $6.1 million of cash used for withholding taxes on vested and settled restricted stock units, and $4.0 million of cash used for maturities of amounts borrowed under our term loan facility, offset by $1.4 million for cash provided by the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $2.3 million and $2.3 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of September 30, 2021 and June 30, 2021, respectively. The letters of credit expire at various dates through fiscal 2026.

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

Foreign Currency Risk

During the three months ended September 30, 2021 and 2020, 7.2% and 7.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three months ended September 30, 2021 and 2020. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar.

We recorded $(0.8) million and $(1.5) million of net foreign currency exchange (losses) during the three months ended September 30, 2021 and 2020, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $0.8 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at September 30, 2021 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of September 30, 2021, we had current borrowings of $22.0 million and non-current borrowings of $267.4 million on our term loan facility. Our non-current borrowings of $267.4 million consist of $270.0 million of our term loan facility, net of $2.6 million in unamortized debt issuance costs.

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

Investment Risk

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of September 30, 2021, the fair value of this investment is $2.0 million CAD ($1.5 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. The Risk Factors section of our 2021 Annual Report on Form 10-K remains current in all material respects, with the exception of the revised risk factors below.

Risks Related to the Transactions

The Transactions are subject to a number of conditions to closing, which may not be satisfied on a timely basis or at all.

The Transactions are subject to several closing conditions outlined in the Transaction Agreement, including the adoption of the Transaction Agreement by our stockholders, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of regulatory approvals in certain other foreign jurisdictions. The parties have not yet obtained all regulatory clearances, consents and approvals required to complete the Transactions. Governmental or regulatory agencies could still seek to block or challenge the Transactions or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Transactions. If these approvals are not received, then neither we nor Emerson will be obligated to complete the Transactions. If any one of these conditions is not satisfied or waived, the Transactions may not be completed.

Failure to complete the Transactions could adversely affect our financial results and our future business and operations.

There is no assurance that the Transactions will be completed on the terms or timeline currently contemplated, or at all. If the Transactions are not consummated by October 10, 2022, the Transaction Agreement may be terminated in accordance with its terms. If our stockholders do not approve and adopt the Transaction Agreement or if the Transactions are not completed for any other reason, we would be subject to a number of risks, including the following:

•the attention of our management may have been diverted to the Transactions instead of on our operations and pursuit of other opportunities that may have been beneficial to us;

•resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace;

•we and our stockholders would not realize the anticipated benefits of the Transactions, including a cash payment of $6,014,000,000 in the aggregate to our stockholders and any anticipated synergies from combining our business with Emerson’s industrial software business;

•we may be required to pay a termination fee of $325,000,000 if the Transaction Agreement is terminated in the case of certain events described in the Transaction Agreement, including if Emerson terminates the Transaction Agreement in the event our Board of Directors changes its recommendation that our stockholders approve the Transaction Agreement;

•the trading price of our common stock may experience increased volatility to the extent that the current market prices reflect a market assumption that the Transactions will be completed; or

•we could be subject to litigation from stockholders related to the Transaction Agreement.

The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, operations or the trading price of our common stock.

The Transaction Agreement contains provisions that limit our ability to pursue alternatives to the Transactions, which could discourage third parties from making a competing transaction proposal.

The Transaction Agreement contains provisions that may discourage third parties from submitting business combination proposals to us that might result in greater value to our stockholders than the Transactions. The Transaction Agreement generally prohibits us from soliciting any competing business combination proposal. In addition, if the Transaction Agreement is terminated by us or Emerson in circumstances that obligates us to pay a termination fee of $325,000,000 to Emerson, our financial condition may be adversely affected as a result of the payment of the termination fee, which might deter third parties from proposing alternative business combination proposals.

The pendency of the Transactions could adversely affect our business.

In connection with the Transactions, some of our suppliers and customers may delay or defer sales and purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the Transactions are completed. We have agreed in the Transaction Agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Transactions, and such restrictions could be in place for an extended period of time if completion of the Transactions is delayed and could adversely impact our financial condition, operations or cash flows. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Transactions or termination of the Transaction Agreement. The process of seeking to accomplish the Transactions could also divert the focus of our management from pursuing other opportunities that could be beneficial to us.

The pursuit of the Transactions and the preparation for the integration of Emerson’s industrial software business have placed, and will continue to place, a significant burden on our management and internal resources. There is a significant degree of difficulty and management distraction inherent in the process of seeking to close the Transactions and integrate Emerson’s industrial software business, which could cause an interruption of, or loss of momentum in, the activities of our existing business, regardless of whether the Transactions are eventually completed. Our management team will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our existing businesses, service existing customers, attract new customers and develop new products, services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to us. If our senior management is not able to effectively manage the process leading up to and immediately following closing, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

We may be unable to attract and retain key employees during the pendency of the Transactions.

In connection with the Transactions, our current employees and any prospective employees may experience uncertainty about their future roles with New AspenTech following the Transactions, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Transactions. Even though we have implemented a retention plan for key personnel, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with New AspenTech following the Transactions. The departure of existing key employees or the failure of potential key employees to accept employment with New AspenTech, despite our recruiting efforts, could have a material adverse impact on our business, financial condition and operating results, regardless of whether the Transactions are eventually completed.

Even if the Transactions are closed, the integration of our business and Emerson’s industrial software business following the closing will present significant challenges that may result in a decline in the anticipated benefits of the Transactions.

The Transactions involve the combination of businesses that currently operate as independent businesses. New AspenTech will be required to devote management attention and resources to integrating its business practices and operations, and prior to the Transactions, management attention and resources will be required to plan for such integration. Potential difficulties New AspenTech may encounter in the integration process include the following:

•the inability to successfully integrate the two businesses, including operations, technologies, products and services, in a manner that permits New AspenTech to achieve the cost savings and operating synergies anticipated to result from the Transactions, which could result in the anticipated benefits of the Transactions not being realized partly or wholly in the time frame currently anticipated or at all;

•lost sales and customers as a result of certain customers of either or both of the two businesses deciding not to do business with New AspenTech, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•the necessity of coordinating geographically separated organizations, systems and facilities;

•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Transactions;

•integrating personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;

•consolidating and rationalizing information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities;

•preserving our important relationships as well as those of Emerson’s industrial software business and resolving potential conflicts that may arise; and

•performance shortfalls as a result of the diversion of management’s attention caused by completing the Transactions and integrating the two businesses’ operations.

Failure of the parties successfully to implement and operate under the Commercial Agreement between New AspenTech and Emerson could impact the potential benefits of the Transactions.

The Transaction Agreement provides for a Commercial Agreement between New AspenTech and Emerson to become effective following the Closing of the Transactions. Among other things, the Commercial Agreement will allow Emerson to resell New AspenTech software solutions. If the parties are unsuccessful at implementing and operating under the Commercial Agreement, some of the potential benefits contemplated in connection with the Transactions might not be realized.

Following the Closing of the Transactions, Emerson will control New AspenTech and will continue to have approval rights over certain actions taken by New AspenTech so long as Emerson beneficially owns a certain percentage of New AspenTech’s common stock. The interests of Emerson in its capacity as a stockholder of New AspenTech may differ from the interests of other stockholders of New AspenTech.

Upon the Closing of the Transactions, Emerson is expected to beneficially own or control 55% of the common stock of New AspenTech on a fully diluted basis. Under the stockholders agreement to be entered into between New AspenTech and Emerson as provided in the Transaction Agreement and Emerson’s control of New AspenTech’s voting power, Emerson will have substantial influence over the outcome of corporate actions of New AspenTech, including the election of directors, any merger, consolidation or sale of all or substantially all of New AspenTech’s assets or certain other agreed-upon corporate transactions. Particularly, so long as Emerson owns greater than 40% of the common stock of New AspenTech, Emerson has the ability to elect a majority of New AspenTech’s Board of Directors. Emerson also may exert influence in delaying or preventing a change in control of New AspenTech, even if such change in control would benefit the other stockholders of New AspenTech. In addition, the significant concentration of stock ownership may adversely affect the market value of New AspenTech’s common stock due to investors’ perception that conflicts of interest may exist or arise.

Moreover, the stockholders agreement to be entered into between New AspenTech and Emerson permits Emerson to require New AspenTech to avail itself of “Controlled Company” exemptions to the corporate governance listing standards of Nasdaq for so long as Emerson owns greater than 50% of the common stock of New AspenTech. If so requested by Emerson, New AspenTech will avail itself of some or all of the “Controlled Company” exemptions to certain corporate governance listing standards of Nasdaq, including the requirements that (i) New AspenTech’s Board of Directors be composed of a majority of independent directors, (ii) compensation of New AspenTech’s executive officers be determined by a compensation committee composed solely of independent directors, and (iii) director nominees be selected or recommended for the Board of Directors’ selection either by a majority of the independent directors or a nominating committee composed solely of independent directors.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended September 30, 2021 of shares of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

July 1 to 31, 2021	872,473	$140.69	872,473
August 1 to 31, 2021	193,721	$140.69	193,721
September 1 to 30, 2021	—	$—	—
Total	1,066,194	$—	1,066,194	$150,000,000

(1)     As of September 30, 2021, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 37,697,448.

(2)     The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(3)     On June 4, 2021, our Board of Directors approved a new share repurchase program (the “FY 2022 Program”) for up to $300.0 million worth of our common stock.

(4)     As of September 30, 2021, the total remaining value under the New Share Repurchase Program was approximately $150.0 million.

Item 6.   Exhibits.

Exhibit Number	Description

10.1*^	Transaction Agreement and Plan of Merger, dated as of October 10, 2021, among Aspen Technology, Inc., Emerson Electric Co., EMR Worldwide Inc., Emersub CX, Inc. and Emersub CXI, Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*
Schedules to the Transaction Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

^	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspen Technology, Inc.

Date: October 27, 2021	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2021	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)