Form 10-Q
period 2021-12-31
ASPEN TECHNOLOGY INC /DE/
filed 2022-01-26
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of January 19, 2022, there were 66,661,966 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(Dollars in Thousands, Except per Share Data)
Revenue:
License	$116,111	$180,170	$197,215	$242,029
Maintenance	48,385	46,818	96,598	93,676
Services and other	6,860	6,730	13,563	12,984
Total revenue	171,356	233,718	307,376	348,689
Cost of revenue:
License	2,340	2,238	4,802	4,374
Maintenance	4,352	4,128	8,914	8,892
Services and other	8,204	7,949	16,063	16,515
Total cost of revenue	14,896	14,315	29,779	29,781
Gross profit	156,460	219,403	277,597	318,908
Operating expenses:
Selling and marketing	30,630	26,575	60,111	51,747
Research and development	25,414	22,172	52,271	44,702
General and administrative	31,927	21,203	56,848	38,836
Total operating expenses	87,971	69,950	169,230	135,285
Income from operations	68,489	149,453	108,367	183,623
Interest income	8,695	9,304	17,359	17,973
Interest (expense)	(1,518)	(2,049)	(3,054)	(4,144)
Other (expense), net	(1,757)	(333)	(2,629)	(1,802)
Income before income taxes	73,909	156,375	120,043	195,650
Provision for income taxes	12,045	27,223	18,780	33,787
Net income	$61,864	$129,152	$101,263	$161,863
Net income per common share:
Basic	$0.93	$1.91	$1.51	$2.39
Diluted	$0.92	$1.89	$1.50	$2.37
Weighted average shares outstanding:
Basic	66,775	67,780	66,888	67,754
Diluted	67,249	68,400	67,337	68,360

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Net income	$61,864	$129,152	$101,263	$161,863
Other comprehensive (loss) income:
Foreign currency translation adjustments	(632)	7,266	(4,690)	11,419
Total other comprehensive (loss) income	(632)	7,266	(4,690)	11,419
Comprehensive income	$61,232	$136,418	$96,573	$173,282

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2021	June 30, 2021
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$211,399	$379,853
Accounts receivable, net	35,696	52,502
Current contract assets, net	324,710	308,607
Prepaid expenses and other current assets	13,401	12,716
Prepaid income taxes	2,696	14,639
Total current assets	587,902	768,317
Property, equipment and leasehold improvements, net	4,741	5,610
Computer software development costs, net	1,202	1,461
Goodwill	156,626	159,852
Intangible assets, net	39,602	44,327
Non-current contract assets, net	448,331	407,180
Contract costs	29,679	29,056
Operating lease right-of-use assets	29,984	32,539
Deferred tax assets	2,145	2,121
Other non-current assets	3,718	3,537
Total assets	$1,303,930	$1,454,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,666	$4,367
Accrued expenses and other current liabilities	44,637	50,575
Current operating lease liabilities	7,511	6,751
Income taxes payable	42,457	3,444
Current borrowings	24,000	20,000
Current deferred revenue	49,464	56,393
Total current liabilities	172,735	141,530
Non-current deferred revenue	9,478	11,732
Deferred income tax liabilities	139,914	193,360
Non-current operating lease liabilities	26,481	29,699
Non-current borrowings, net	261,177	273,162
Other non-current liabilities	2,341	3,760
Commitments and contingencies (Note 16)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of December 31, 2021 and June 30, 2021 Issued and outstanding— none as of December 31, 2021 and June 30, 2021	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 104,793,030 shares at December 31, 2021 and 104,543,414 shares at June 30, 2021 Outstanding— 66,656,349 shares at December 31, 2021 and 67,912,160 shares at June 30, 2021	10,480	10,455
Additional paid-in capital	828,780	819,642
Retained earnings	1,879,396	1,778,133
Accumulated other comprehensive income	4,336	9,026
Treasury stock, at cost—38,136,681 shares of common stock at December 31, 2021 and 36,631,254 shares at June 30, 2021	(2,031,188)	(1,816,499)
Total stockholders’ equity	691,804	800,757
Total liabilities and stockholders’ equity	$1,303,930	$1,454,000

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2021	104,543,414	$10,455	$819,642	$1,778,133	$9,026	36,631,254	$(1,816,499)	$800,757
Comprehensive income:
Net income	—	—	—	39,399	—	—	—	39,399
Other comprehensive (loss)	—	—	—	—	(4,058)			(4,058)
Issuance of shares of common stock	29,717	3	1,874	—	—	—		1,877
Issuance of restricted stock units and net share settlement related to withholding taxes	66,809	7	(5,826)	—	—	—	—	(5,819)
Repurchase of common stock	—	—	—	—	—	1,066,194	(150,000)	(150,000)
Stock-based compensation	—	—	10,090	—	—	—	—	10,090
Balance September 30, 2021	104,639,940	$10,465	$825,780	$1,817,532	$4,968	37,697,448	$(1,966,499)	$692,246
Comprehensive income:
Net income	—	—	—	61,864	—	—	—	61,864
Other comprehensive (loss)	—	—	—	—	(632)			(632)
Issuance of shares of common stock	124,959	12	12,472	—	—	—		12,484
Issuance of restricted stock units and net share settlement related to withholding taxes	28,131	3	(2,338)	—	—	—	—	(2,335)
Repurchase of common stock	—	—	(15,000)	—	—	439,233	(64,689)	(79,689)
Stock-based compensation	—	—	7,866	—	—	—	—	7,866
Balance December 31, 2021	104,793,030	$10,480	$828,780	$1,879,396	$4,336	38,136,681	$(2,031,188)	$691,804

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2020	103,988,707	$10,399	$769,411	$1,458,330	$(5,288)	36,270,015	$(1,766,499)	$466,353
Comprehensive income:
Net income	—	—	—	32,711	—	—	—	32,711
Other comprehensive income	—	—	—	—	4,153			4,153
Issuance of shares of common stock	12,943	1	314	—	—	—		315
Issuance of restricted stock units and net share settlement related to withholding taxes	26,265	3	(1,761)	—	—	—	—	(1,758)
Stock-based compensation	—	—	6,268	—	—	—	—	6,268
Balance September 30, 2020	104,027,915	$10,403	$774,232	$1,491,041	$(1,135)	36,270,015	$(1,766,499)	$508,042
Comprehensive income:
Net income	—	—	—	129,152	—	—	—	129,152
Other comprehensive income	—	—	—	—	7,266			7,266
Issuance of shares of common stock	34,681	3	2,843	—	—	—		2,846
Issuance of restricted stock units and net share settlement related to withholding taxes	37,236	4	(2,274)	—	—	—	—	(2,270)
Stock-based compensation	—	—	9,096	—	—	—	—	9,096
Balance December 31, 2020	104,099,832	$10,410	$783,897	$1,620,193	$6,131	36,270,015	$(1,766,499)	$654,132

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2021	2020
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$101,263	$161,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,471	4,857
Reduction in the carrying amount of right-of-use assets	5,109	4,779
Net foreign currency losses	2,307	2,054
Stock-based compensation	17,956	15,364
Deferred income taxes	(53,439)	212
Provision for receivables	1,477	4,736
Other non-cash operating activities	772	407
Changes in assets and liabilities:
Accounts receivable	15,311	8,372
Contract assets, net	(59,058)	(123,373)
Contract costs	(623)	321
Lease liabilities	(5,158)	(5,235)
Prepaid expenses, prepaid income taxes, and other assets	12,415	42
Accounts payable, accrued expenses, income taxes payable and other liabilities	39,267	(7,063)
Deferred revenue	(9,126)	6,954
Net cash provided by operating activities	73,944	74,290
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(659)	(522)
Payments for business acquisitions, net of cash acquired	—	(15,943)
Payments for equity method investments	(584)	(166)
Payments for capitalized computer software development costs	(330)	(895)
Net cash used in investing activities	(1,573)	(17,526)
Cash flows from financing activities:
Issuance of shares of common stock	14,307	3,114
Repurchases of common stock	(234,043)	—
Payments of tax withholding obligations related to restricted stock	(10,296)	(4,107)
Deferred business acquisition payments	(1,220)	—
Repayments of amounts borrowed	(8,000)	(127,182)
Payments of debt issuance costs	(402)	—
Net cash used in financing activities	(239,654)	(128,175)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,171)	1,104
(Decrease) in cash, cash equivalents, and restricted cash	(168,454)	(70,307)
Cash and cash equivalents, beginning of period	379,853	287,796
Cash, cash equivalents, and restricted cash, end of period	$211,399	$217,489
Supplemental disclosure of cash flow information:
Income taxes paid, net	$21,246	$30,668
Interest paid	2,638	4,217
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(107)	$57
Change in repurchases of common stock included in accounts payable and accrued expenses	(4,353)	—
Lease liabilities arising from obtaining right-of-use assets	1,632	1,291

	December 31, 2021	December 31, 2020
Reconciliation to amounts within the unaudited consolidated balance sheets:	(Dollars in Thousands)
Cash and cash equivalents	$211,399	$217,487
Restricted cash included in other non-current assets	—	2
Cash, cash equivalents, and restricted cash, end of period	$211,399	$217,489

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. (“AspenTech”) and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2021, which are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as previously filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b) Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. We adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”) - Simplifying the Accounting for Income Taxes effective July 1, 2021. Refer to Note 2(g), “New Accounting Pronouncements Adopted in Fiscal 2022,” for further information regarding the adoption of ASU 2019-12. There were no other material changes to our significant accounting policies during the three and six months ended December 31, 2021.

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

(d)   Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other (expense), net. Net foreign currency exchange (losses) were $(1.6) million and $(0.6) million during the three months ended December 31, 2021 and 2020, respectively, and $(2.3) million and $(2.1) million during the six months ended December 31, 2021 and 2020, respectively.

(e)   Research and Development Expense

We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility. There were less than $0.1 million of capitalized direct labor costs associated with our development of software for sale during the three months ended December 31, 2021 and 2020, respectively, and less than $0.1 million and $0.7 million of capitalized direct labor costs associated with our development of software for sale during the six months ended December 31, 2021 and 2020, respectively.

(f)   Equity Method Investments

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of December 31, 2021, the fair value of this investment is $2.4 million CAD ($1.9 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

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

(h) Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to 1) recognition of an acquired contract liability, and 2) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. Early adoption of this ASU is permitted. We are currently evaluating the impact of ASU 2021-08 on our consolidated financial statements.

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

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, and segment as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Revenue by region:
North America	$70,019	$111,192	$121,171	$158,431
Europe	51,196	77,474	88,431	111,190
Other (1)	50,141	45,052	97,774	79,068
	$171,356	$233,718	$307,376	$348,689

Revenue by type of performance obligation:
Term licenses	$116,111	$180,170	$197,215	$242,029
Maintenance	48,385	46,818	96,598	93,676
Professional services and other	6,860	6,730	13,563	12,984
	$171,356	$233,718	$307,376	$348,689

Revenue by segment:
Subscription and software	$164,496	$226,988	$293,813	$335,705
Services and other	6,860	6,730	13,563	12,984
	$171,356	$233,718	$307,376	$348,689

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
The following table presents the change in the reserve for contract assets during the six months ended December 31, 2021:

June 30, 2021	Provision	Write-Offs, Recoveries, and Billings	December 31, 2021
(Dollars in Thousands)
$(5,380)	$(1,931)	$2,934	$(4,377)

Our total contract assets, net and deferred revenue were as follows as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	(Dollars in Thousands)
Contract assets, net	$773,041	$715,787
Deferred revenue	(58,942)	(68,125)
	$714,099	$647,662

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the six months ended December 31, 2021 was primarily due to $33.0 million of revenue recognized that was included in deferred revenue as of June 30, 2021, partially offset by an increase in new billings in advance of revenue recognition.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of December 31, 2021 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2022	2023	2024	2025	2026	Thereafter
	(Dollars in Thousands)
License	$26,350	$23,768	$11,661	$15,010	$4,806	$627
Maintenance	93,913	156,629	121,286	84,211	51,309	24,569
Services and other	38,799	3,735	824	611	539	238

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

Operating lease costs are recognized on a straight-line basis over the term of the lease. Total lease expenses consisted of rent and fixed fees of $2.5 million and $2.5 million for the three months ended December 31, 2021 and 2020, respectively, and rent and fixed fees of $5.0 million and $4.9 million for the six months ended December 31, 2021 and 2020, respectively.

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
Weighted average remaining lease term	5.9 years	6.1 years
Weighted average discount rate	3.6%	3.6%

The following table represents the maturities of our operating lease liabilities as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	(Dollars in Thousands)
Year Ending June 30,
2022	$3,945	$7,973
2023	8,635	8,024
2024	7,805	7,355
2025	5,447	5,353
2026	2,189	2,209
Thereafter	10,928	11,008
Total lease payments	38,949	41,922
Less: imputed interest	(4,957)	(5,472)
	$33,992	$36,450

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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2021 and June 30, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
December 31, 2021:
Cash equivalents	$1,019	$—
Equity method investments	—	1,879
June 30, 2021:
Cash equivalents	$1,020	$—
Equity method investments	—	1,326

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

6.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	(Dollars in Thousands)
Accounts receivable, gross	$42,369	$61,273
Allowance for doubtful accounts	(6,673)	(8,771)
Accounts receivable, net	$35,696	$52,502

As of December 31, 2021, we had no customer receivable balance that individually represented 10% or more of our net accounts receivable. As of June 30, 2021, we had no customer receivable balance that individually represented 10% or more of our net accounts receivable.

7.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$6,555	$6,250
Purchased software	23,010	22,711
Furniture & fixtures	6,167	6,592
Leasehold improvements	11,236	12,982
Property, equipment and leasehold improvements, at cost	46,968	48,535
Accumulated depreciation	(42,227)	(42,925)
Property, equipment and leasehold improvements, net	$4,741	$5,610

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

Intangible assets consisted of the following as of December 31, 2021 and June 30, 2021:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
December 31, 2021:
Technology	$55,288	$(22,618)	$385	$33,055
Customer relationships	12,038	(5,532)	41	6,547
Non-compete agreements	553	(553)	—	—
Total	$67,879	$(28,703)	$426	$39,602
June 30, 2021:
Technology	$55,288	$(19,378)	$911	$36,821
Customer relationships	12,038	(4,713)	181	7,506
Non-compete agreements	553	(553)	—	—
Total	$67,879	$(24,644)	$1,092	$44,327

Total amortization expense related to intangible assets is included in cost of license revenue (for technology) and general and administrative expense (for customer relationships and non-compete agreements) and amounted to approximately $2.1 million and $1.9 million during the three months ended December 31, 2021 and 2020, respectively, and $4.1 million and $3.6 million during the six months ended December 31, 2021 and 2020, respectively.

Future amortization expense as of December 31, 2021 is expected to be as follows:

Year Ending June 30,	Amortization Expense
(Dollars in Thousands)
2022	$4,036
2023	8,053
2024	7,507
2025	7,420
2026	5,227
Thereafter	7,359
Total	$39,602

9. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the six months ended December 31, 2021 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2021:	$221,458	$(65,569)	$3,963	$159,852
Foreign currency translation	—	—	(3,226)	(3,226)
December 31, 2021	$221,458	$(65,569)	$737	$156,626

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

We have elected December 31 as the annual impairment assessment date. We performed our annual impairment test for the subscription and software reporting unit as of December 31, 2021 and, based upon the results of our qualitative assessment, determined that it was not likely that its fair value was less than its carrying amount. As such, we did not recognize impairment losses as a result of our analysis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	(Dollars in Thousands)
Compensation-related	$25,520	$30,539
Acquisition and integration planning related fees	4,412	—
Share repurchases	—	4,353
Royalties and outside commissions	3,189	3,642
Professional fees	2,901	2,964
Deferred acquisition payments	2,818	2,862
Uncertain tax positions	1,005	1,087
Other	4,792	5,128
Total accrued expenses and other current liabilities	$44,637	$50,575

Other non-current liabilities consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	(Dollars in Thousands)
Uncertain tax positions	$1,206	$1,343
Deferred acquisition payments	—	1,200
Asset retirement obligations	865	947
Other	270	270
Total other non-current liabilities	$2,341	$3,760

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

Principal outstanding under the Amended and Restated Credit Agreement bears interest at a rate per annum equal to, at our option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate (as defined in the Amended and Restated Credit Agreement) plus 0.5%, and (iii) the LIBO rate (as defined in the Amended and Restated Credit Agreement) multiplied by the Statutory Reserve Rate (as defined in the Amended and Restated Credit Agreement) plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio. The interest rate as of December 31, 2021 was 1.60% on $288.0 million in outstanding borrowings on our term loan facility.

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

On December 14, 2021, we and JPMorgan Chase Bank, N.A., as administrative agent, entered into a Waiver and Second Amendment (the “Waiver and Amendment”) to the Amended and Restated Credit Agreement dated as of December 23, 2019. The Waiver and Amendment amends the Amended and Restated Credit Agreement to (i) permanently waive the specified event of default resulting from the consummation of the Transactions (as defined in Note 18) under the Transaction Agreement and Plan of Merger (the “Transaction Agreement”) with Emerson Electric Co. (“Emerson”), EMR Worldwide Inc., a wholly owned subsidiary of Emerson (“Emerson Sub”), Emersub CX, Inc., a wholly owned subsidiary of Emerson (“New AspenTech”), and Emersub CXI, Inc., a direct wholly owned subsidiary of New AspenTech (“Merger Subsidiary”); (ii) permanently waive a possible change of fiscal year event of default in the future if we change the end of our fiscal year; (iii) establish a benchmark replacement for each affected currency due to the 2021 LIBOR cessation; and (iv) make New AspenTech a loan party and guarantor of the Amended and Restated Credit Agreement, if and when the Transactions are consummated. The waivers and New AspenTech accession would become effective upon the consummation of the Transactions. The benchmark amendments became effective as of the effective date of the Waiver and Amendment.

As of December 31, 2021, our current borrowings of $24.0 million consisted of the term loan facility. Our non-current borrowings of $261.2 million consisted of $264.0 million of our term loan facility, net of $2.8 million in debt issuance costs. As of June 30, 2021, our current borrowings of $20.0 million consisted of the term loan facility. As of June 30, 2021, our non-current borrowings of $273.2 million consisted of $276.0 million of our term facility, net of $2.8 million in debt issuance costs.

The indebtedness under the revolving credit facility matures on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ending June 30,	Amount
(Dollars in Thousands)
2022	$12,000
2023	28,000
2024	36,000
2025	212,000
Total	$288,000

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending December 31, 2019, of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of December 31, 2021, we were in compliance with these covenants.

12.  Stock-Based Compensation

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$149	$122	$354	$438
Cost of services and other	226	351	506	801
Selling and marketing	1,774	1,612	3,637	2,856
Research and development	1,734	2,449	3,732	4,171
General and administrative	3,983	4,562	9,727	7,098
Total stock-based compensation	$7,866	$9,096	$17,956	$15,364

A summary of stock option and restricted stock unit (“RSU”) activity under all equity plans for the six months ended December 31, 2021 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2021	1,285,221	$94.18	6.93	$56,032	362,024	$128.66
Granted	267,136	129.79			384,108	135.22
Settled (RSUs)	—				(153,114)	128.01
Exercised (Stock options)	(147,387)	91.50			—
Cancelled / Forfeited	(30,607)	129.60			(27,307)	131.46
Outstanding at December 31, 2021	1,374,363	$100.12	7.01	$70,363	565,711	$133.62
Vested and exercisable at December 31, 2021	838,972	$81.82	5.80	$59,045
Vested and expected to vest as of December 31, 2021	1,264,504	$98.12	6.88	$68,385	433,247	$133.40

As of December 31, 2021, the RSUs expected to vest include 176,541 shares of RSUs granted during second quarter of fiscal 2022 which vest over a 12 to 18 month period contingent upon the close of the Transactions and continued service. Stock-based compensation expense associated with these awards will begin recognition at the date of the Transactions close. Accordingly, there has been no stock-based compensation expense recognized during the three and six months ended December 31, 2021 for these awards.

The weighted average estimated fair value of option awards granted was $48.52 and $37.30 during the three months ended December 31, 2021 and 2020, respectively, and $40.29 and $38.11 during the six months ended December 31, 2021 and 2020, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended December 31,
	2021	2020
Risk-free interest rate	0.7%	0.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.7	4.7
Expected volatility factor	35.3%	34.2%

As of December 31, 2021, the total future unrecognized compensation cost related to stock options and RSUs was $14.5 million and $51.0 million, respectively, and was expected to be recorded over a weighted average period of 2.74 years and 2.94 years, respectively. Of the $51.0 million total future unrecognized compensation cost related to RSUs, $24.5 million was associated with the awards that are contingent upon the close of the Transactions.

As of December 31, 2021, common stock reserved for future issuance under equity compensation plans was 4.9 million shares.

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

On November 12, 2021, as part of our FY 2022 Program, we entered into another accelerated share repurchase program (the “Second ASR Program”) with a third-party financial institution to repurchase an aggregate of $75.0 million of our common stock. Pursuant to the terms of the Second ASR Program, we made an upfront payment of $75.0 million on November 16, 2021 in exchange for the delivery of 402,874 initial shares of our common stock. The actual number of shares repurchased is determined at the maturity of the program based on volume-weighted average price per share of our common stock over the term of the program, less an agreed-upon discount. The Second ASR Program has a maturity date of March 15, 2022. We recorded the $75.0 million payment to the third-party financial institution as a reduction to stockholders’ equity, consisting of a $60.0 million increase in treasury stock, which reflects the value of the initial 402,874 shares received upon initial settlement, and a $15.0 million decrease in additional paid-in capital, which reflects the value of the stock held back by the third-party financial institution pending final settlement of the program. The $15.0 million recorded in additional paid-in capital will be reclassified to treasury stock upon settlement of the Second ASR Program.

Additionally, we repurchased 36,359 shares of our common stock for $4.7 million during the second quarter of fiscal 2022. As of December 31, 2021, the total remaining value under the FY 2022 Program was $85.3 million.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(Dollars and Shares in Thousands, Except per Share Data)
Net income	$61,864	$129,152	$101,263	$161,863

Weighted average shares outstanding	66,775	67,780	66,888	67,754

Dilutive impact from:
Employee equity awards	474	620	449	606
Dilutive weighted average shares outstanding	67,249	68,400	67,337	68,360

Income per share
Basic	$0.93	$1.91	$1.51	$2.39
Dilutive	$0.92	$1.89	$1.50	$2.37

For the three and six months ended December 31, 2021 and 2020, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(Shares in Thousands)
Employee equity awards	529	943	618	1,063

Included in the table above are options to purchase 1,825 and 29,728 shares of our common stock during the three and six months ended December 31, 2021, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $144.23 per share to $167.96 per share during the six months ended December 31, 2021, and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of December 31, 2021 and expire at various dates through December 13, 2031.

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

Our effective tax rate was 16.3% and 17.4% during the three months ended December 31, 2021 and 2020, respectively, and 15.6% and 17.3% during the six months ended December 31, 2021 and 2020, respectively. Our effective tax rate was lower in the three and six months ended December 31, 2021 due to the higher FDII deduction taken this year compared to last year due to the timing of revenue recognition for tax purposes on multi-year software license agreements as the result of the change in income tax regulations.

We recognized income tax expense of $12.0 million and $27.2 million during the three months ended December 31, 2021 and 2020, respectively, and $18.8 million and $33.8 million during the six months ended December 31, 2021 and 2020. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items and discrete tax items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

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

16. Commitments and Contingencies

Standby letters of credit for $2.1 million and $2.3 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2021 and June 30, 2021, respectively. The letters of credit expire at various dates through fiscal 2025.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended December 31, 2021
Segment revenue	$164,496	$6,860	$171,356
Segment expenses (1)	(62,736)	(8,204)	(70,940)
Segment profit (loss)	$101,760	$(1,344)	$100,416

Three Months Ended December 31, 2020
Segment revenue	$226,988	$6,730	$233,718
Segment expenses (1)	(55,113)	(7,949)	(63,062)
Segment profit (loss)	$171,875	$(1,219)	$170,656

Six Months Ended December 31, 2021
Segment revenue	$293,813	$13,563	$307,376
Segment expenses (1)	(126,098)	(16,063)	(142,161)
Segment profit (loss)	$167,715	$(2,500)	$165,215

Six Months Ended December 31, 2020
Segment revenue	$335,705	$12,984	$348,689
Segment expenses (1)	(109,715)	(16,515)	(126,230)
Segment profit (loss)	$225,990	$(3,531)	$222,459

(1) Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income; interest expense; and other (expense) income, net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2021
	(Dollars in Thousands)
Total segment profit for reportable segments	$100,416	$170,656	$165,215	$222,459
General and administrative expense	(31,927)	(21,203)	(56,848)	(38,836)
Interest income	8,695	9,304	17,359	17,973
Interest (expense)	(1,518)	(2,049)	(3,054)	(4,144)
Other (expense), net	(1,757)	(333)	(2,629)	(1,802)
Income before income taxes	$73,909	$156,375	$120,043	$195,650

18. Transaction Agreement with Emerson Electric Co.
On October 10, 2021, we entered into the Transaction Agreement with Emerson, Emerson Sub, New AspenTech, and Merger Subsidiary, pursuant to which, among other things, (i) Emerson will contribute $6,014,000,000 in cash to New AspenTech in exchange for New AspenTech common stock, (ii) Emerson Sub will contribute Emerson’s Open Systems International, Inc. and Geological Simulation Software businesses to New AspenTech in exchange for New AspenTech common stock, (iii) Merger Subsidiary will merge with and into AspenTech, with AspenTech being the surviving corporation (the“Surviving Corporation”) and becoming a wholly owned subsidiary of New AspenTech and (iv) as a result of the merger, each issued and outstanding share of our common stock (subject to certain exceptions) will be converted into the right to receive 0.42 shares of New AspenTech common stock and a per share cash consideration amount, calculated by dividing $6,014,000,000 by the number of outstanding shares of our common stock as of the closing of the transactions contemplated by the Transaction Agreement (the “Closing”) on a fully diluted basis, which per share cash consideration amount is currently estimated to be approximately $87.50 per share of our common stock.

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

The obligation of the parties to consummate the Transactions is subject to customary conditions, including, among other things, (i) the affirmative vote of the holders of a majority of our outstanding common stock, (ii) the approvals under applicable regulatory and competition laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (in each case, without the requirement to take actions that would be reasonably expected to materially and adversely affect Emerson and its subsidiaries or New AspenTech and its subsidiaries after giving effect of the Transactions), which approvals have been obtained and (iii) the effectiveness of the registration statement on Form S-4 filed by Emerson Sub with the SEC and the approval of the listing on Nasdaq of the shares of New AspenTech common stock to be issued in the Transactions.

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

The Registration Statement on Form S-4 filed by Emerson Sub on January 11, 2022 relating to the Transactions contains additional details of this process.

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

Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others: (1) that one or more closing conditions to the Transactions, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Transactions, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by our stockholders may not be obtained; (2) the risk that the Transactions may not be completed in the time frame expected by us or Emerson, or at all; (3) unexpected costs, charges or expenses resulting from the Transactions; (4) uncertainty of the expected financial performance of New AspenTech following completion of the Transactions; (5) failure to realize the anticipated benefits of the Transactions, including as a result of delay in completing the Transactions or integrating the industrial software business of Emerson with our business; (6) the ability of New AspenTech to implement its business strategy; (7) difficulties and delays in achieving revenue and cost synergies of New AspenTech; (8) inability to retain and hire key personnel; (9) the occurrence of any event that could give rise to termination of the Transactions; (10) potential litigation in connection with the Transactions or other settlements or investigations that may affect the timing or occurrence of the Transactions or result in significant costs of defense, indemnification and liability; (11) evolving legal, regulatory and tax regimes; (12) changes in economic, financial, political and regulatory conditions, in the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics (e.g., the COVID-19 pandemic), geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade and policy changes associated with the current or subsequent U.S. administration; (13) our ability and the ability of Emerson and New AspenTech to successfully recover from a disaster or other business continuity problem due to a hurricane, flood, earthquake, terrorist attack, war, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made event, including the ability to function remotely during long-term disruptions such as the COVID-19 pandemic; (14) the impact of public health crises, such as pandemics (including the COVID-19 pandemic) and epidemics and any related company or governmental policies and actions to protect the health and safety of individuals or governmental policies or actions to maintain the functioning of national or global economies and markets, including any quarantine, “ shelter in place,” “ stay at home,” workforce reduction, social distancing, shut down or similar actions and policies; (15) actions by third parties, including government agencies; (16) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transactions; (17) the risk that disruptions from the Transactions will harm Emerson’s and our business, including current plans and operations; (18) certain restrictions during the pendency of the Transactions that may impact Emerson’s or our ability to pursue certain business opportunities or strategic transactions; (19) our, Emerson’s and New AspenTech’s ability to meet expectations regarding the accounting and tax treatments of the Transactions; and (20) other risk factors as detailed from time to time in Emerson’s and our reports filed with the SEC, including Emerson’s and our annual report on Form 10-K, periodic quarterly reports on Form 10-Q, periodic current reports on

Form 8-K and other documents filed with the SEC. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

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

Recent Events

Due to the COVID-19 pandemic, beginning in March 2020, there was a sudden decrease in demand for oil, compounded by the excess supply arising from producers’ failure to agree on production cuts, which resulted in a drop in oil prices. Our business was negatively impacted by these factors. Specifically, we saw a slowdown in closing customer contracts, a higher than pre-COVID customer attrition rate due to non-renewals and renewals at lower entitlement level and, to a lesser extent, a slowdown in customer payments. During the three months ended December 31, 2021, there has been a normalization of transaction closing cycles and customer payment timing. While market conditions are improving, including the demand for oil, we are continuing to assess the impact of these items on global markets and the various industries of our customers. The extent of the impact on our operational and financial performance going forward will depend on capital expenditure and operational expenditure budgetary cycles that are inherent in our customers’ procurement strategies, which are informed by oil prices and environmental factors such as COVID-19, all of which are uncertain and cannot be predicted. We are continuing to monitor the potential impacts related to the current disruption of COVID-19 and uncertainty in the global markets on the various industries of our customers. These factors could potentially impact the signing of new agreements, as well as the recoverability of assets, including accounts receivable and contract costs.

Transaction Agreement with Emerson Electric Co.

On October 11, 2021, we announced that we had entered into the Transaction Agreement with Emerson, pursuant to which Emerson will combine its Open Systems International, Inc. and Geological Simulation Software businesses, with us to form New AspenTech. Upon closing of the Transactions, which is subject to the satisfaction of certain customary conditions, including the approval of our stockholders, each issued and outstanding share of our common stock (subject to certain exceptions) will be converted into the right to receive 0.42 shares of New AspenTech common stock and a per share cash consideration amount, calculated by dividing $6,014,000,000 by the number of outstanding shares of our common stock as of the closing of the Transactions on a fully diluted basis.

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

The Registration Statement on Form S-4 filed by Emerson Sub on January 11, 2022 relating to the Transactions contains additional details of this process.

For more detail about the transaction with Emerson, please see our Current Report on Form 8-K filed with the SEC on October 12, 2021 and Note 18 – Transaction with Emerson Electric Co. to our consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as the Registration Statement on Form S-4 filed by Emerson Sub referenced above.

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

General and Administrative Expenses. General and administrative expenses include the personnel expenses of corporate and support functions, such as executive leadership and administration groups, finance, legal, human resources and corporate communications, and other costs, such as outside professional and consultant fees, amortization of intangible assets, and the provision for receivables.

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

As of December 31, 2021, approximately 87% of our term license agreements (by value) are denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate annual spend in dollars rather than using current exchange rates, so that our calculation of growth in annual spend is not affected by fluctuations in foreign currencies.

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

We estimate that annual spend grew by approximately 1.7% during the second quarter of fiscal 2022, from $629.7 million at September 30, 2021 to $640.2 million at December 31, 2021 and by approximately 3.0% during the first six months of fiscal 2022, from $621.3 million at June 30, 2021.

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

Bookings decreased from $274.4 million during the three months ended December 31, 2020 to $184.3 million during the three months ended December 31, 2021. Bookings decreased from $373.2 million during the six months ended December 31, 2020 to $312.5 million during the six months ended December 31, 2021. The change in bookings is due to the timing of renewals.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) payments for capitalized computer software costs, and (c) other nonrecurring items, such as acquisition and integration planning related payments. Acquisition and integration planning related payments are costs we paid to effect a business combination. Those costs include finders fees; advisory, legal, accounting and due diligence, valuation, and other professional or consulting fees; and costs of registering and issuing equity securities.

The following table provides a reconciliation of GAAP net cash provided by operating activities to free cash flow for the indicated periods:

	Six Months Ended December 31,
	2021	2020
	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$73,944	$74,290
Purchase of property, equipment, and leasehold improvements	(659)	(522)
Payments for capitalized computer software development costs	(330)	(895)
Acquisition and integration planning related payments	12,000	907
Free cash flow (non-GAAP)	$84,955	$73,780

Total free cash flow on a non-GAAP basis increased by $11.2 million during the six months ended December 31, 2021 as compared to the same period of the prior fiscal year primarily due to changes in working capital. See additional commentary in the “Liquidity and Capital Resources” section below.

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

The following table presents our income from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition and integration planning related fees, for the indicated periods:

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
GAAP income from operations	$68,489	$149,453	$(80,964)	(54.2)%	$108,367	$183,623	$(75,256)	(41.0)%
Plus:
Stock-based compensation	7,866	9,096	(1,230)	(13.5)%	17,956	15,364	2,592	16.9%
Amortization of intangibles	2,033	1,865	168	9.0%	4,077	3,610	467	12.9%
Acquisition and integration planning related fees	13,787	1,821	11,966	657.1%	17,143	2,384	14,759	619.1%
Non-GAAP income from operations	$92,175	$162,235	$(70,060)	(43.2)%	$147,543	$204,981	$(57,438)	(28.0)%

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2021 and 2020

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Increase / (Decrease) Change	Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	%	2021	2020	%
	(Dollars in Thousands)
Revenue:
License	$116,111	$180,170	(35.6)%	$197,215	$242,029	(18.5)%
Maintenance	48,385	46,818	3.3%	96,598	93,676	3.1%
Services and other	6,860	6,730	1.9%	13,563	12,984	4.5%
Total revenue	171,356	233,718	(26.7)%	307,376	348,689	(11.8)%
Cost of revenue:
License	2,340	2,238	4.6%	4,802	4,374	9.8%
Maintenance	4,352	4,128	5.4%	8,914	8,892	0.2%
Services and other	8,204	7,949	3.2%	16,063	16,515	(2.7)%
Total cost of revenue	14,896	14,315	4.1%	29,779	29,781	—%
Gross profit	156,460	219,403	(28.7)%	277,597	318,908	(13.0)%
Operating expenses:
Selling and marketing	30,630	26,575	15.3%	60,111	51,747	16.2%
Research and development	25,414	22,172	14.6%	52,271	44,702	16.9%
General and administrative	31,927	21,203	50.6%	56,848	38,836	46.4%
Total operating expenses	87,971	69,950	25.8%	169,230	135,285	25.1%
Income from operations	68,489	149,453	(54.2)%	108,367	183,623	(41.0)%
Interest income	8,695	9,304	(6.5)%	17,359	17,973	(3.4)%
Interest (expense)	(1,518)	(2,049)	(25.9)%	(3,054)	(4,144)	(26.3)%
Other (expense), net	(1,757)	(333)	427.6%	(2,629)	(1,802)	45.9%
Income before income taxes	73,909	156,375	(52.7)%	120,043	195,650	(38.6)%
Provision for income taxes	12,045	27,223	(55.8)%	18,780	33,787	(44.4)%
Net income	$61,864	$129,152	(52.1)%	$101,263	$161,863	(37.4)%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(% of Revenue)
Revenue:
License	67.8%	77.1%	64.2%	69.4%
Maintenance	28.2	20.0	31.4	26.9
Services and other	4.0	2.9	4.4	3.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.4	1.0	1.6	1.3
Maintenance	2.5	1.8	2.9	2.6
Services and other	4.8	3.4	5.2	4.7
Total cost of revenue	8.7	6.1	9.7	8.5
Gross profit	91.3	93.9	90.3	91.5
Operating expenses:
Selling and marketing	17.9	11.4	19.6	14.8
Research and development	14.8	9.5	17.0	12.8
General and administrative	18.6	9.1	18.5	11.1
Total operating expenses	51.3	29.9	55.1	38.8
Income from operations	40.0	63.9	35.3	52.7
Interest income	5.1	4.0	5.6	5.2
Interest (expense)	(0.9)	(0.9)	(1.0)	(1.2)
Other (expense), net	(1.0)	(0.1)	(0.9)	(0.5)
Income before income taxes	43.1	66.9	39.1	56.1
Provision for income taxes	7.0	11.6	6.1	9.7
Net income	36.1%	55.3%	32.9%	46.4%

Revenue

Total revenue decreased by $62.4 million during the three months ended December 31, 2021 as compared to the corresponding period of the prior fiscal year. The decrease of $62.4 million during the three months ended December 31, 2021 was comprised of a decrease in license revenue of $64.1 million, offset in part by an increase in maintenance revenue of $1.6 million and an increase in services and other revenue of $0.1 million, as compared to the corresponding period of the prior fiscal year.

Total revenue decreased by $41.3 million during the six months ended December 31, 2021 as compared to the corresponding period of the prior fiscal year. The decrease of $41.3 million during the six months ended December 31, 2021 was comprised of a decrease in license revenue of $44.8 million, offset in part by an increase in maintenance revenue of $2.9 million and an increase in services and other revenue of $0.6 million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
License revenue	$116,111	$180,170	$(64,059)	(35.6)%	$197,215	$242,029	$(44,814)	(18.5)%
As a percent of total revenue	67.8%	77.1%			64.2%	69.4%

The period-over-period decreases of $64.1 million and $44.8 million in license revenue during the three and six months ended December 31, 2021, respectively, were primarily attributable to decreases in bookings driven by the timing of renewals.

Maintenance Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Maintenance revenue	$48,385	$46,818	$1,567	3.3%	$96,598	$93,676	$2,922	3.1%
As a percent of total revenue	28.2%	20.0%			31.4%	26.9%

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

The period-over-period increases of $1.6 million and $2.9 million in maintenance revenue during the three and six months ended December 31, 2021, respectively, were primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.

Services and Other Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Services and other revenue	$6,860	$6,730	$130	1.9%	$13,563	$12,984	$579	4.5%
As a percent of total revenue	4.0%	2.9%			4.4%	3.7%

We recognize professional services revenue for our time-and-materials (“T&M”) contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Services and other revenue increased $0.1 million and $0.6 million during the three and six months ended December 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year primarily due to the timing and volume of professional services engagements.

Cost of Revenue

Cost of License Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Cost of license revenue	$2,340	$2,238	$102	4.6%	$4,802	$4,374	$428	9.8%
As a percent of license revenue	2.0%	1.2%			2.4%	1.8%

Cost of license revenue increased $0.1 million and $0.4 million for the three and six months ended December 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year, primarily due to increased amortization of intangible assets from acquisitions. License gross profit margin remained consistent at 98.0% and 98.8% for the three months ended December 31, 2021 and 2020, respectively, and 97.6% and 98.2% for the six months ended December 31, 2021 and 2020, respectively due to low cost of license revenue.

Cost of Maintenance Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$4,352	$4,128	$224	5.4%	$8,914	$8,892	$22	0.2%
As a percent of maintenance revenue	9.0%	8.8%			9.2%	9.5%

Cost of maintenance revenue remained consistent for the three months ended December 31, 2021 and 2020, respectively. Cost of maintenance revenue remained consistent at $8.9 million for the six months ended December 31, 2021 and 2020, respectively. Maintenance gross profit margin remained consistent for the three months ended December 31, 2021 and 2020, respectively, and for the six months ended December 31, 2021 and 2020, respectively.

Cost of Services and Other Revenue

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$8,204	$7,949	$255	3.2%	$16,063	$16,515	$(452)	(2.7)%
As a percent of services and other revenue	119.6%	118.1%			118.4%	127.2%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Cost of services and other revenue increased $0.3 million and decreased $0.5 million for the three and six months ended December 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year. Gross profit margin on services and other revenue was (19.6)% and (18.1)% for the three months ended December 31, 2021 and 2020, respectively, and (18.4)% and (27.2)% for the six months ended December 31, 2021 and 2020, respectively. The improved gross profit margin on services and other for the six months ended December 31, 2021, as compared to the same period of the prior fiscal year, was a function of an increase in services and other revenues attributable to increased training services and a decrease in cost of services and other expenses.

Gross Profit

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Gross profit	$156,460	$219,403	$(62,943)	(28.7)%	$277,597	$318,908	$(41,311)	(13.0)%
As a percent of revenue	91.3%	93.9%			90.3%	91.5%

For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue,” “Cost of Maintenance Revenue,” and “Cost of Services and Other Revenue” sections above.

Gross profit decreased by $62.9 million and $41.3 million for the three and six months ended December 31, 2021, respectively, as compared to the corresponding period of the prior fiscal year. Gross profit margin decreased to 91.3% from 93.9% for the three months ended December 31, 2021 and 2020, respectively, and decreased to 90.3% from 91.5% for the six months ended December 31, 2021 and 2020, respectively. The decreases were primarily attributable to a decrease in license revenue due to a decrease in bookings driven by the timing of renewals during the three and six months ended December 31, 2021, as compared to the same periods last year, while costs remained consistent.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Selling and marketing expense	$30,630	$26,575	$4,055	15.3%	$60,111	$51,747	$8,364	16.2%
As a percent of total revenue	17.9%	11.4%			19.6%	14.8%

The period-over-period increase of $4.1 million in selling and marketing expense during the three months ended December 31, 2021 was attributable to greater acquisition and integration planning related expenses of $1.3 million, higher compensation costs of $0.8 million related to benefits and salaries as a result of increased headcount, and larger marketing expenses of $0.5 million.

The period-over-period increase of $8.4 million in selling and marketing expense during the six month ended December 31, 2021 was attributable to higher compensation costs of $3.1 million related to benefits and salaries, greater acquisition and integration planning related expenses of $1.3 million, greater commission expense of $1.0 million, increased stock-based compensation expense of $0.9 million, and greater marketing event expense of $0.5 million.

Research and Development Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Research and development expense	$25,414	$22,172	$3,242	14.6%	$52,271	$44,702	$7,569	16.9%
As a percent of total revenue	14.8%	9.5%			17.0%	12.8%

The period-over-period increase of $3.2 million in research and development expense during the three months ended December 31, 2021 was primarily attributable to higher compensation costs of $2.3 million related to salaries and benefits as a result of increased headcount, greater overhead allocation costs of $1.0 million due to increased headcount, offset in part by a reduction on stock-based compensation expense of $0.7 million.

The period-over-period increase of $7.6 million in research and development expense during the six months ended December 31, 2021 was primarily attributable to higher compensation costs of $4.7 million related to salaries and benefits as a result of increased headcount, greater overhead allocation of $1.6 million due to increased headcount, higher capitalized labor of $0.7 million, and greater cloud storage expense of $0.3 million.

General and Administrative Expense

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
General and administrative expense	$31,927	$21,203	$10,724	50.6%	$56,848	$38,836	$18,012	46.4%
As a percent of total revenue	18.6%	9.1%			18.5%	11.1%

The period-over-period increase of $10.7 million in general and administrative expense during the three months ended December 31, 2021 was attributable to acquisition and integration planning related expenses of $10.5 million.

The period over period increase of $18.0 million in general and administrative expense during the six months ended December 31, 2021 was attributable to acquisition and integration planning related expenses of $13.2 million, higher stock-

based costs expenses of $2.6 million, higher hardware, software, and maintenance expenses of $1.4 million driven by application licenses and subscription fees, and greater payroll taxes of $1.4 million associated with a one-time large cliff vesting of equity awards.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Interest income	$8,695	$9,304	$(609)	(6.5)%	$17,359	$17,973	$(614)	(3.4)%
As a percent of total revenue	5.1%	4.0%			5.6%	5.2%

Interest income remained consistent for the three and six months ended December 31, 2021.

Interest (Expense)

	Three Months Ended December 31,		(Increase) / Decrease Change		Six Months Ended December 31,		(Increase) / Decrease Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Interest (expense)	$(1,518)	$(2,049)	$531	(25.9)%	$(3,054)	$(4,144)	$1,090	(26.3)%
As a percent of total revenue	(0.9)%	(0.9)%			(1.0)%	(1.2)%

The period-over-period decreases of $0.5 million and $1.1 million in interest (expense) during the three and six months ended December 31, 2021, were primarily due to a lower outstanding borrowing balance as a result of paying off our revolving credit facility in December 2020.

Other (Expense), Net

	Three Months Ended December 31,		(Increase) / Decrease Change		Six Months Ended December 31,		(Increase) / Decrease Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Other (expense), net	$(1,757)	$(333)	$(1,424)	427.6%	$(2,629)	$(1,802)	$(827)	45.9%
As a percent of total revenue	(1.0)%	(0.1)%			(0.9)%	(0.5)%

Other (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

During the three months ended December 31, 2021 and 2020, other (expense), net was primarily comprised of $(1.6) million and $(0.6) million of foreign currency exchange (losses), respectively.

During the six months ended December 31, 2021 and 2020 other (expense), net was primarily comprised of $(2.3) million and $(2.1) million of foreign currency exchange (losses), respectively.

Provision for Income Taxes

	Three Months Ended December 31,		Increase / (Decrease) Change		Six Months Ended December 31,		Increase / (Decrease) Change
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Provision for income taxes	$12,045	$27,223	$(15,178)	(55.8)%	$18,780	$33,787	$(15,007)	(44.4)%
Effective tax rate	16.3%	17.4%			15.6%	17.3%

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

Our effective tax rate was 16.3% and 17.4% during the three months ended December 31, 2021 and 2020, respectively, and 15.6% and 17.3% during the six months ended December 31, 2021 and 2020, respectively. Our effective tax rate was lower in the three and six months ended December 31, 2021 due to the higher FDII deduction taken this year compared to last year due to the timing of revenue recognition for tax purposes on multi-year software license agreements as the result of the change in income tax regulations.

We recognized income tax expense of $12.0 million and $27.2 million during the three months ended December 31, 2021 and 2020, respectively, and $18.8 million and $33.8 million during the six months ended December 31, 2021 and 2020, respectively. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items and discrete tax items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of December 31, 2021, our principal capital resources consisted of $211.4 million in cash and cash equivalents.

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

On December 14, 2021, we and JPMorgan Chase Bank, N.A., as administrative agent, entered into the Waiver and Second Amendment to the Amended and Restated Credit Agreement dated as of December 23, 2019. The Waiver and Amendment amends the Amended and Restated Credit Agreement to (i) permanently waive the specified event of default resulting from the consummation of the Transactions under the Transaction Agreement with Emerson, Emerson Sub, New AspenTech, and Merger Subsidiary; (ii) permanently waive a possible change of fiscal year event of default in the future if we change the end of our fiscal year; (iii) establish a benchmark replacement for each affected currency due to the 2021 LIBOR cessation; (iv) make New AspenTech a loan party and guarantor of the Amended and Restated Credit Agreement, if and when the Transactions are consummated. The waivers and New AspenTech accession would become effective upon the consummation of the Transactions. The benchmark amendments became effective as of the effective date of the Waiver and Amendment.

As of December 31, 2021, our current borrowings of $24.0 million consisted of the term loan facility. Our non-current borrowings of $261.2 million consisted of $264.0 million of our term loan facility, net of $2.8 million in debt issuance costs. As of June 30, 2021, our current borrowings of $20.0 million consisted of the term loan facility. As of June 30, 2021, our non-current borrowings of $273.2 million consisted of $276.0 million of our term facility, net of $2.8 million in debt issuance costs.

For a more detailed description of the Amended and Restated Credit Agreement, see Note 11, “Credit Agreement”, to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents remained consistent at $1.0 million as of December 31, 2021 and June 30, 2021, consisted of money market funds. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended December 31,
	2021	2020
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$73,944	$74,290
Investing activities	(1,573)	(17,526)
Financing activities	(239,654)	(128,175)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,171)	1,104
(Decrease) in cash, cash equivalents, and restricted cash	$(168,454)	$(70,307)

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $73.9 million during the six months ended December 31, 2021. This amount resulted from net income of $101.3 million, adjusted for non-cash items of $(20.3) million and net uses of cash of $(7.0) million related to changes in working capital.

Non-cash items during the six months ended December 31, 2021 consisted primarily of a reduction in deferred income taxes of $53.4 million, partially offset by stock-based compensation expense of $18.0 million, depreciation and amortization expense of $5.5 million, a reduction in the carrying amount of right-of-use assets of $5.1 million, net foreign currency losses of $2.3 million, and a provision for receivables of $1.5 million. A $53.4 million decrease in deferred income taxes was mainly because of the adjustment resulting from tax accounting method changes related to revenue recognition associated with our multi-year software licenses as a result of the change in income tax regulations.

Cash used by working capital of $7.0 million during the six months ended December 31, 2021 was primarily attributable to an increase in cash used in contract assets of $59.1 million and a decrease in lease liabilities of $5.2 million, partially offset by an increase in deferred revenue of $9.1 million, an increase in accounts payable, accrued expenses and other current liabilities of $39.3 million, an increase in accounts receivable of $15.3 million, and an increase in prepaid expenses, taxes and other assets of $12.4 million. A $39.3 million increase in accounts payable, accrued expenses and other current liabilities was mainly comprised of a $39.0 million increase in income taxes payable.

Investing Activities

During the six months ended December 31, 2021, we used $1.6 million of cash for investing activities. We used $0.7 million for capital expenditures, $0.6 million for equity method investments, and $0.3 million for capitalized computer software costs.

Financing Activities

During the six months ended December 31, 2021, we used $239.7 million of cash for financing activities. This amount resulted from $234.0 million of cash used for the repurchase of common stock, $10.3 million of cash used for withholding taxes on vested and settled restricted stock units, and $8.0 million of cash used for maturities of amounts borrowed under our term loan facility, offset in part by $14.3 million for cash provided by the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $2.1 million and $2.3 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of December 31, 2021 and June 30, 2021, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended December 31, 2021 and 2020, 14.7% and 11.1% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the six months ended December 31, 2021 and 2020, 11.4% and 9.9% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and six months ended December 31, 2021 and 2020. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar.

We recorded $(1.6) million and $(0.6) million of net foreign currency exchange (losses) during the three months ended December 31, 2021 and 2020, respectively, and $(2.3) million and $(2.1) million of net foreign currency exchange (losses) during the six months ended December 31, 2021 and 2020, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $3.9 million and $2.8 million for the three months ended December 31, 2021 and 2020, respectively, and by approximately $4.7 million and $2.5 million during the six months ended December 31, 2021 and 2020, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at December 31, 2021 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of December 31, 2021, we had current borrowings of $24.0 million and non-current borrowings of $261.2 million on our term loan facility. Our non-current borrowings of $261.2 million consist of $264.0 million of our term loan facility, net of $2.8 million in unamortized debt issuance costs.

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

Investment Risk

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of December 31, 2021, the fair value of this investment is $2.4 million CAD ($1.9 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

The Transactions are subject to several closing conditions outlined in the Transaction Agreement, including the adoption of the Transaction Agreement by our stockholders, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of regulatory approvals in certain other foreign jurisdictions. Although the parties have obtained all regulatory clearances, consents and approvals required to complete the Transactions, governmental or regulatory agencies could still seek to block or challenge the Transactions or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Transactions. If any one of these conditions is not satisfied or waived, the Transactions may not be completed.

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

•we and our stockholders would not realize the anticipated benefits of the Transactions, including a cash payment of $6,014,000,000 in the aggregate and any anticipated synergies from combining our business with Emerson’s industrial software business;

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

Failure of the parties to successfully implement and operate under the commercial agreement between New AspenTech and Emerson could impact the potential benefits of the Transactions.

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

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended December 31, 2021 of shares of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

October 1 to 31, 2021	36,359	$129.00	36,359
November 1 to 30, 2021	402,874	$148.93	402,874
December 1 to 31, 2021	—	$—	—
Total	439,233	$—	439,233	$85,309,854

(1)     As of December 31, 2021, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 38,136,681.

(2)     The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock during the period divided by the total number of shares repurchased.

(3)     On June 4, 2021, our Board of Directors approved a new share repurchase program for up to $300.0 million worth of our common stock.

(4)   As of December 31, 2021, the total remaining value under the New Share Repurchase Program was approximately $85.3 million.

Item 6.   Exhibits.

Exhibit Number	Description
2.1*^
Transaction Agreement and Plan of Merger, dated as of October 10, 2021, among Aspen Technology, Inc., Emerson Electric Co., EMR Worldwide Inc., Emersub CX, Inc. and Emersub CXI, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 12, 2021)

10.1
Waiver and Second Amendment, dated as of December 14, 2021, to the Amended and Restated Credit Agreement, dated December 23, 2019, by and among Aspen Technology, Inc., the other Loan Parties from time to time party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 20, 2021)

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

* Schedules to the Transaction Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.
^ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspen Technology, Inc.

Date: January 26, 2022	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 26, 2022	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)