Form 10-Q
period 2022-03-31
ASPEN TECHNOLOGY INC /DE/
filed 2022-04-27
CIK 929940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
As of April 20, 2022, there were 66,609,310 shares of the registrant’s common stock (par value $0.10 per share) outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Consolidated Financial Statements (unaudited)

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Dollars in Thousands, Except Per Share Data)
Revenue:
License	$130,032	$110,104	$327,247	$352,133
Maintenance	50,017	45,885	146,615	139,561
Services and other	7,704	6,737	21,267	19,721
Total revenue	187,753	162,726	495,129	511,415
Cost of revenue:
License	489	2,485	5,291	6,859
Maintenance	4,760	5,174	13,674	14,066
Services and other	8,373	8,396	24,436	24,911
Total cost of revenue	13,622	16,055	43,401	45,836
Gross profit	174,131	146,671	451,728	465,579
Operating expenses:
Selling and marketing	33,977	30,345	94,088	82,092
Research and development	28,704	25,874	80,975	70,576
General and administrative	30,694	21,553	87,542	60,389
Total operating expenses	93,375	77,772	262,605	213,057
Income from operations	80,756	68,899	189,123	252,522
Interest income	8,287	8,410	25,646	26,383
Interest (expense)	(1,572)	(1,495)	(4,626)	(5,639)
Other income (expense), net	522	(5)	(2,107)	(1,807)
Income before income taxes	87,993	75,809	208,036	271,459
Provision for income taxes	12,870	13,314	31,650	47,101
Net income	$75,123	$62,495	$176,386	$224,358
Net income per common share:
Basic	$1.13	$0.92	$2.64	$3.31
Diluted	$1.12	$0.91	$2.62	$3.28
Weighted average shares outstanding:
Basic	66,594	67,920	66,791	67,809
Diluted	67,014	68,608	67,241	68,439

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Dollars in Thousands)
Net income	$75,123	$62,495	$176,386	$224,358
Other comprehensive income (loss):
Foreign currency translation adjustments	755	396	(3,935)	11,815
Total other comprehensive income (loss)	755	396	(3,935)	11,815
Comprehensive income	$75,878	$62,891	$172,451	$236,173

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	June 30, 2021
	(Dollars in Thousands, Except Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$285,217	$379,853
Accounts receivable, net	49,182	52,502
Current contract assets, net	345,633	308,607
Prepaid expenses and other current assets	11,848	12,716
Prepaid income taxes	3,154	14,639
Total current assets	695,034	768,317
Property, equipment and leasehold improvements, net	4,650	5,610
Computer software development costs, net	1,003	1,461
Goodwill	157,855	159,852
Intangible assets, net	37,737	44,327
Non-current contract assets, net	416,604	407,180
Contract costs	30,274	29,056
Operating lease right-of-use assets	31,609	32,539
Deferred tax assets	2,157	2,121
Other non-current assets	4,094	3,537
Total assets	$1,381,017	$1,454,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,176	$4,367
Accrued expenses and other current liabilities	46,161	50,575
Current operating lease liabilities	7,119	6,751
Income taxes payable	33,649	3,444
Current borrowings	26,000	20,000
Current deferred revenue	50,569	56,393
Total current liabilities	170,674	141,530
Non-current deferred revenue	12,114	11,732
Deferred income tax liabilities	139,921	193,360
Non-current operating lease liabilities	27,761	29,699
Non-current borrowings, net	253,412	273,162
Other non-current liabilities	2,280	3,760
Commitments and contingencies (Note 16)
Series D redeemable convertible preferred stock, $0.10 par value— Authorized— 3,636 shares as of March 31, 2022 and June 30, 2021 Issued and outstanding— none as of March 31, 2022 and June 30, 2021	—	—
Stockholders’ equity:
Common stock, $0.10 par value— Authorized—210,000,000 shares Issued— 104,845,904 shares at March 31, 2022 and 104,543,414 shares at June 30, 2021 Outstanding— 66,607,779 shares at March 31, 2022 and 67,912,160 shares at June 30, 2021	10,485	10,455
Additional paid-in capital	850,948	819,642
Retained earnings	1,954,519	1,778,133
Accumulated other comprehensive income	5,091	9,026
Treasury stock, at cost—38,238,125 shares of common stock at March 31, 2022 and 36,631,254 shares at June 30, 2021	(2,046,188)	(1,816,499)
Total stockholders’ equity	774,855	800,757
Total liabilities and stockholders’ equity	$1,381,017	$1,454,000

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2021	104,543,414	$10,455	$819,642	$1,778,133	$9,026	36,631,254	$(1,816,499)	$800,757
Comprehensive income (loss):
Net income	—	—	—	39,399	—	—	—	39,399
Other comprehensive (loss)	—	—	—	—	(4,058)			(4,058)
Issuance of shares of common stock	29,717	3	1,874	—	—	—		1,877
Issuance of restricted stock units and net share settlement related to withholding taxes	66,809	7	(5,826)	—	—	—	—	(5,819)
Repurchase of common stock	—	—	—	—	—	1,066,194	(150,000)	(150,000)
Stock-based compensation	—	—	10,090	—	—	—	—	10,090
Balance September 30, 2021	104,639,940	$10,465	$825,780	$1,817,532	$4,968	37,697,448	$(1,966,499)	$692,246
Comprehensive income (loss):
Net income	—	—	—	61,864	—	—	—	61,864
Other comprehensive (loss)	—	—	—	—	(632)			(632)
Issuance of shares of common stock	124,959	12	12,472	—	—	—		12,484
Issuance of restricted stock units and net share settlement related to withholding taxes	28,131	3	(2,338)	—	—	—	—	(2,335)
Repurchase of common stock	—	—	(15,000)	—	—	439,233	(64,689)	(79,689)
Stock-based compensation	—	—	7,866	—	—	—	—	7,866
Balance December 31, 2021	104,793,030	$10,480	$828,780	$1,879,396	$4,336	38,136,681	$(2,031,188)	$691,804
Comprehensive income:
Net income	—	—	—	75,123	—	—	—	75,123
Other comprehensive income	—	—	—	—	755			755
Issuance of shares of common stock	23,899	2	1,774	—	—	—		1,776
Issuance of restricted stock units and net share settlement related to withholding taxes	28,975	3	(2,363)	—	—	—	—	(2,360)
Repurchase of common stock	—	—	15,000	—	—	101,444	(15,000)	—
Stock-based compensation	—	—	7,757	—	—	—	—	7,757
Balance March 31, 2022	104,845,904	$10,485	$850,948	$1,954,519	$5,091	38,238,125	$(2,046,188)	$774,855

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$0.10 Par Value				Number of Shares	Cost
	(Dollars in Thousands, Except Share Data)
Balance June 30, 2020	103,988,707	$10,399	$769,411	$1,458,330	$(5,288)	36,270,015	$(1,766,499)	$466,353
Comprehensive income:
Net income	—	—	—	32,711	—	—	—	32,711
Other comprehensive income	—	—	—	—	4,153			4,153
Issuance of shares of common stock	12,943	1	314	—	—	—		315
Issuance of restricted stock units and net share settlement related to withholding taxes	26,265	3	(1,761)	—	—	—	—	(1,758)
Stock-based compensation	—	—	6,268	—	—	—	—	6,268
Balance September 30, 2020	104,027,915	$10,403	$774,232	$1,491,041	$(1,135)	36,270,015	$(1,766,499)	$508,042
Comprehensive income:
Net income	—	—	—	129,152	—	—	—	129,152
Other comprehensive income	—	—	—	—	7,266			7,266
Issuance of shares of common stock	34,681	3	2,843	—	—	—		2,846
Issuance of restricted stock units and net share settlement related to withholding taxes	37,236	4	(2,274)	—	—	—	—	(2,270)
Stock-based compensation	—	—	9,096	—	—	—	—	9,096
Balance December 31, 2020	104,099,832	$10,410	$783,897	$1,620,193	$6,131	36,270,015	$(1,766,499)	$654,132
Comprehensive income:
Net income	—	—	—	62,495	—	—	—	62,495
Other comprehensive income	—	—	—	—	396			396
Issuance of shares of common stock	148,541	15	9,233	—	—	—		9,248
Issuance of restricted stock units and net share settlement related to withholding taxes	35,584	4	(2,612)	—	—	—	—	(2,608)
Stock-based compensation	—	—	9,225	—	—	—	—	9,225
Balance March 31, 2021	104,283,957	$10,429	$799,743	$1,682,688	$6,527	36,270,015	$(1,766,499)	$732,888

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$176,386	$224,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,151	7,545
Reduction in the carrying amount of right-of-use assets	7,566	7,037
Net foreign currency losses	2,238	2,027
Stock-based compensation	25,713	24,589
Deferred income taxes	(53,472)	7,029
Provision for receivables	2,276	6,800
Other non-cash operating activities	1,507	718
Changes in assets and liabilities:
Accounts receivable	805	4,115
Contract assets, net	(49,739)	(103,538)
Contract costs	(1,218)	198
Lease liabilities	(7,908)	(7,533)
Prepaid expenses, prepaid income taxes, and other assets	12,111	(6,959)
Accounts payable, accrued expenses, income taxes payable and other liabilities	36,036	(6,847)
Deferred revenue	(5,366)	13,410
Net cash provided by operating activities	155,086	172,949
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,138)	(733)
Payments for business acquisitions, net of cash acquired	—	(16,272)
Payments for equity method investments	(617)	(926)
Payments for capitalized computer software development costs	(361)	(895)
Net cash used in investing activities	(2,116)	(18,826)
Cash flows from financing activities:
Issuance of shares of common stock	15,923	12,508
Repurchases of common stock	(234,043)	—
Payments of tax withholding obligations related to restricted stock	(12,656)	(6,719)
Deferred business acquisition payments	(1,220)	—
Repayments of amounts borrowed	(14,000)	(131,182)
Payments of debt issuance costs	(402)	—
Net cash used in financing activities	(246,398)	(125,393)
Effect of exchange rate changes on cash and cash equivalents	(1,208)	573
(Decrease) increase in cash and cash equivalents	(94,636)	29,303
Cash and cash equivalents, beginning of period	379,853	287,796
Cash and cash equivalents, end of period	$285,217	$317,099
Supplemental disclosure of cash flow information:
Income taxes paid, net	$42,697	$49,349
Interest paid	3,975	5,672
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(99)	$77
Change in repurchases of common stock included in accounts payable and accrued expenses	(4,353)	—
Lease liabilities arising from obtaining right-of-use assets	4,860	1,488

See accompanying Notes to these unaudited consolidated financial statements.

ASPEN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Unaudited Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements of Aspen Technology, Inc. (“AspenTech”) and its subsidiaries have been prepared on the same basis as our annual consolidated financial statements.  We have omitted certain information and footnote disclosures normally included in our annual consolidated financial statements.  Such interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2021, which are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as previously filed with the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included and all intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the subsequent quarter or for the full fiscal year.

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

(b) Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. We adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”) - Simplifying the Accounting for Income Taxes effective July 1, 2021. Refer to Note 2(g), “New Accounting Pronouncements Adopted in Fiscal 2022,” for further information regarding the adoption of ASU 2019-12. There were no other material changes to our significant accounting policies during the three and nine months ended March 31, 2022.

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

(d)   Foreign Currency Transactions

Foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our subsidiaries are recognized in our results of operations as incurred as a component of other income (expense), net. Net foreign currency exchange gain (losses) were $0.1 million and $(0.1) million during the three months ended March 31, 2022 and 2021, respectively, and $(2.2) million and $(2.0) million during the nine months ended March 31, 2022 and 2021, respectively.

(e)   Research and Development Expense

We charge research and development expenditures to expense as the costs are incurred. Research and development expenses consist primarily of personnel expenses related to the creation of new products, enhancements and engineering changes to existing products and costs of acquired technology prior to establishing technological feasibility. There were less than $0.1 million of capitalized direct labor costs associated with our development of software for sale during the three months ended March 31, 2022 and 2021, respectively, and less than $0.1 million and $0.7 million of capitalized direct labor costs associated with our development of software for sale during the nine months ended March 31, 2022 and 2021, respectively.

(f)   Equity Method Investments

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is 5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of March 31, 2022, the fair value of this investment was $3.0 million CAD ($2.3 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

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

3.   Revenue from Contracts with Customers

In accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), we account for a customer contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

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

Disaggregation of Revenue

We disaggregate our revenue by region, type of performance obligation, and segment as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Dollars in Thousands)
Revenue by region:
North America	$67,983	$66,786	$189,156	$225,620
Europe	68,382	47,581	156,813	158,771
Other (1)	51,388	48,359	149,160	127,024
	$187,753	$162,726	$495,129	$511,415

Revenue by type of performance obligation:
Term licenses	$130,032	$110,104	$327,247	$352,133
Maintenance	50,017	45,885	146,615	139,561
Professional services and other	7,704	6,737	21,267	19,721
	$187,753	$162,726	$495,129	$511,415

Revenue by segment:
Subscription and software	$180,049	$155,989	$473,862	$491,694
Services and other	7,704	6,737	21,267	19,721
	$187,753	$162,726	$495,129	$511,415

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

The contract assets are subject to credit risk and reviewed in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). We monitor the credit quality of customer contract asset balances on an individual basis, at each reporting date, through credit characteristics, geographic location, and the industry in which they operate. We recognize an impairment on contract assets if, subsequent to contract inception, it becomes probable payment is not collectible. An allowance for expected credit loss reflects losses expected over the remaining term of the contract asset and is determined based upon historical losses, customer-specific factors, and current economic conditions.
The following table presents the change in the reserve for contract assets during the nine months ended March 31, 2022:

June 30, 2021	Provision	Write-Offs, Recoveries, and Billings	March 31, 2022
(Dollars in Thousands)
$(5,380)	$(2,922)	$3,889	$(4,413)

Our total contract assets, net and deferred revenue were as follows as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	(Dollars in Thousands)
Contract assets, net	$762,237	$715,787
Deferred revenue	(62,683)	(68,125)
	$699,554	$647,662

Contract assets and deferred revenue are presented net at the contract level for each reporting period.

The change in deferred revenue in the nine months ended March 31, 2022 was primarily due to $39.1 million of revenue recognized that was included in deferred revenue as of June 30, 2021, partially offset by an increase in new billings in advance of revenue recognition.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table includes the aggregate amount of the transaction price allocated as of March 31, 2022 to the performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Year Ending June 30,
	2022	2023	2024	2025	2026	Thereafter
	(Dollars in Thousands)
License	$66,420	$26,271	$12,221	$16,856	$5,909	$693
Maintenance	50,367	174,091	138,460	100,038	65,808	38,699
Services and other	33,960	9,081	1,607	1,526	1,369	1,117

4. Leases

We have operating leases primarily for corporate offices, and other operating leases for data centers and certain equipment. We determine whether an arrangement is or contains a lease based on facts and circumstances present at the inception of the arrangement. We recognize lease expense on a straight-line basis over the lease term. Our leases have remaining lease terms of less than one year to approximately nine years, some of which include options to extend the leases for up to five years, and some of which include the option to terminate the leases upon advanced notice of 2 months or more. If we are reasonably certain we will exercise an option to extend or terminate the lease, the time period covered by the extension or termination option is included in the lease term.

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

Operating lease costs are recognized on a straight-line basis over the term of the lease. Total lease expenses consisted of rent and fixed fees of $2.5 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively, and rent and fixed fees of $7.5 million and $7.4 million for the nine months ended March 31, 2022 and 2021, respectively.

The following table represents the weighted-average remaining lease term and discount rate information related to our operating leases as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
Weighted average remaining lease term	5.8 years	6.1 years
Weighted average discount rate	3.8%	3.6%

The following table represents the maturities of our operating lease liabilities as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	(Dollars in Thousands)
Year Ending June 30,
2022	$1,447	$7,973
2023	8,922	8,024
2024	8,228	7,355
2025	6,085	5,353
2026	3,135	2,209
Thereafter	12,425	11,008
Total lease payments	40,242	41,922
Less: imputed interest	(5,362)	(5,472)
	$34,880	$36,450

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

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2022 and June 30, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using,
	Quoted Prices in Active Markets for Identical Assets (Level 1 Inputs)	Significant Other Observable Inputs (Level 2 Inputs)
	(Dollars in Thousands)
March 31, 2022:
Cash equivalents	$1,019	$—
Equity method investments	—	2,286
June 30, 2021:
Cash equivalents	$1,020	$—
Equity method investments	—	1,326

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

6.  Accounts Receivable, Net

Our accounts receivable, net of the related allowance for doubtful accounts, were as follows as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	(Dollars in Thousands)
Accounts receivable, gross	$56,079	$61,273
Allowance for doubtful accounts	(6,897)	(8,771)
Accounts receivable, net	$49,182	$52,502

We had no customer receivable balance that individually represented 10% or more of our net accounts receivable as of March 31, 2022 and June 30, 2021.

7.  Property and Equipment

Property, equipment and leasehold improvements consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	(Dollars in Thousands)
Property, equipment and leasehold improvements, at cost:
Computer equipment	$6,719	$6,250
Purchased software	23,174	22,711
Furniture & fixtures	6,166	6,592
Leasehold improvements	11,244	12,982
Property, equipment and leasehold improvements, at cost	47,303	48,535
Accumulated depreciation	(42,653)	(42,925)
Property, equipment and leasehold improvements, net	$4,650	$5,610

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

Intangible assets consisted of the following as of March 31, 2022 and June 30, 2021:

	Gross Carrying Amount	Accumulated Amortization	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
March 31, 2022:
Technology	$55,288	$(24,231)	$573	$31,630
Customer relationships	12,038	(5,937)	6	6,107
Non-compete agreements	553	(553)	—	—
Total	$67,879	$(30,721)	$579	$37,737
June 30, 2021:
Technology	$55,288	$(19,378)	$911	$36,821
Customer relationships	12,038	(4,713)	181	7,506
Non-compete agreements	553	(553)	—	—
Total	$67,879	$(24,644)	$1,092	$44,327

Total amortization expense related to intangible assets is included in cost of license revenue (for technology) and general and administrative expense (for customer relationships and non-compete agreements) and amounted to approximately $2.0 million and $2.1 million during the three months ended March 31, 2022 and 2021, respectively, and $6.1 million and $5.7 million during the nine months ended March 31, 2022 and 2021, respectively.

Future amortization expense as of March 31, 2022 is expected to be as follows:

Year Ending June 30,	Amortization Expense
(Dollars in Thousands)
2022	$2,020
2023	8,063
2024	7,521
2025	7,436
2026	5,263
Thereafter	7,434
Total	$37,737

9. Goodwill

The changes in the carrying amount of goodwill for our subscription and software reporting unit during the nine months ended March 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
	(Dollars in Thousands)
June 30, 2021:	$221,458	$(65,569)	$3,963	$159,852
Foreign currency translation	—	—	(1,997)	(1,997)
March 31, 2022	$221,458	$(65,569)	$1,966	$157,855

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

10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	(Dollars in Thousands)
Compensation-related	$27,909	$30,539
Acquisition and integration planning related fees	6,395	—
Professional fees	2,789	2,964
Deferred acquisition payments	2,775	2,862
Uncertain tax positions	1,005	1,087
Royalties and outside commissions	747	3,642
Share repurchases	—	4,353
Other	4,541	5,128
Total accrued expenses and other current liabilities	$46,161	$50,575

Other non-current liabilities consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	(Dollars in Thousands)
Uncertain tax positions	$1,207	$1,343
Deferred acquisition payments	—	1,200
Asset retirement obligations	857	947
Other	216	270
Total other non-current liabilities	$2,280	$3,760

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

Principal outstanding under the Amended and Restated Credit Agreement bears interest at a rate per annum equal to, at our option, either: (1) the sum of (a) the highest of (i) the rate of interest last quoted by The Wall Street Journal in the United States as the prime rate in effect, (ii) the NYFRB Rate (as defined in the Amended and Restated Credit Agreement) plus 0.5%, and (iii) the LIBO rate (as defined in the Amended and Restated Credit Agreement) multiplied by the Statutory Reserve Rate (as defined in the Amended and Restated Credit Agreement) plus 1.0%, plus (b) a margin initially of 0.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio (as defined in the Amended and Restated Credit Agreement); or (2) the sum of (a) the LIBO rate multiplied by the Statutory Reserve Rate, plus (b) a margin initially of 1.5% for the first full fiscal quarter ending after the date of the Amended and Restated Credit Agreement and thereafter based on our leverage ratio. The interest rate as of March 31, 2022 was 1.71% on $282.0 million in outstanding borrowings on our term loan facility.

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

As of March 31, 2022, our current borrowings of $26.0 million consisted of the term loan facility. Our non-current borrowings of $253.4 million consisted of $256.0 million of our term loan facility, net of $2.6 million in debt issuance costs. As of June 30, 2021, our current borrowings of $20.0 million consisted of the term loan facility. As of June 30, 2021, our non-current borrowings of $273.2 million consisted of $276.0 million of our term facility, net of $2.8 million in debt issuance costs.

The indebtedness under the revolving credit facility matures on December 23, 2024. The following table summarizes the maturities of the term loan facility:

Year Ending June 30,	Amount
(Dollars in Thousands)
2022	$6,000
2023	28,000
2024	36,000
2025	212,000
Total	$282,000

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary for facilities of this type, including restrictions on incurrence of additional debt, liens, fundamental changes, asset sales, restricted payments and transactions with affiliates. There are also financial covenants regarding maintenance as of the end of each fiscal quarter, commencing with the quarter ending December 31, 2019, of a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. As of March 31, 2022, we were in compliance with these covenants.

12.  Stock-Based Compensation

The stock-based compensation expense under all equity plans and its classification in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Dollars in Thousands)
Recorded as expenses:
Cost of maintenance	$150	$234	$505	$688
Cost of services and other	225	412	731	1,198
Selling and marketing	1,687	1,869	5,324	4,655
Research and development	1,702	2,273	5,434	6,515
General and administrative	3,993	4,437	13,719	11,533
Total stock-based compensation	$7,757	$9,225	$25,713	$24,589

A summary of stock option and restricted stock unit (“RSU”) activity under all equity plans for the nine months ended March 31, 2022 is as follows:

	Stock Options				Restricted Stock Units
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2021	1,285,221	$94.18	6.93	$56,032	362,024	$128.66
Granted	274,777	130.29			393,769	135.79
Settled (RSUs)	—				(196,532)	127.62
Exercised (Stock options)	(171,895)	89.35			—
Cancelled / Forfeited	(37,721)	128.78			(36,208)	131.76
Outstanding at March 31, 2022	1,350,382	$100.69	6.78	$85,818	523,053	$134.52
Vested and exercisable at March 31, 2022	869,953	$84.81	5.72	$70,087
Vested and expected to vest as of March 31, 2022	1,262,415	$99.16	6.68	$83,580	409,774	$134.27

As of March 31, 2022, the RSUs expected to vest included 169,351 shares of RSUs granted during second and third quarter of fiscal 2022 which vest over a 12 to 18 month period contingent upon the close of the Transactions and continued service. Stock-based compensation expense associated with these awards will begin recognition at the closing date of the Transactions. Accordingly, there was no stock-based compensation expense recognized during the three and nine months ended March 31, 2022 for these awards.

The weighted average estimated fair value of option awards granted was $47.93 and $45.63 during the three months ended March 31, 2022 and 2021, respectively, and $40.50 and $38.76 during the nine months ended March 31, 2022 and 2021, respectively.

We utilized the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended March 31,
	2022	2021
Risk-free interest rate	0.8%	0.4%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.7	4.7
Expected volatility factor	35.4%	34.1%

As of March 31, 2022, the total future unrecognized compensation cost related to stock options and RSUs was $13.7 million and $46.0 million, respectively, and was expected to be recorded over a weighted average period of 2.57 years and 2.74 years, respectively. Of the $46.0 million total future unrecognized compensation cost related to RSUs, $24.2 million was associated with the awards that are contingent upon the close of the Transactions.

As of March 31, 2022, common stock reserved for future issuance under equity compensation plans was 4.9 million shares.

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

The Second ASR Program was completed on January 21, 2022. We repurchased in total 504,318 shares of our common stock for $75.0 million as part of the Second ASR Program. These shares were recorded as an increase to treasury stock.

Additionally, we repurchased 36,359 shares of our common stock for $4.7 million during the second quarter of fiscal 2022 under the FY 2022 Program. As of March 31, 2022, the total remaining value under the FY 2022 Program was $70.3 million.

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

The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Dollars and Shares in Thousands, Except Per Share Data)
Net income	$75,123	$62,495	$176,386	$224,358

Weighted average shares outstanding	66,594	67,920	66,791	67,809

Dilutive impact from:
Employee equity awards	420	688	450	630
Dilutive weighted average shares outstanding	67,014	68,608	67,241	68,439

Income per share
Basic	$1.13	$0.92	$2.64	$3.31
Dilutive	$1.12	$0.91	$2.62	$3.28

For the three and nine months ended March 31, 2022 and 2021, certain employee equity awards were anti-dilutive based on the treasury stock method. The following employee equity awards were excluded from the calculation of dilutive weighted average shares outstanding because their effect would be anti-dilutive as of March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Shares in Thousands)
Employee equity awards	539	507	638	869

Included in the table above are options to purchase 28,504 and 29,586 shares of our common stock during the three and nine months ended March 31, 2022, which were not included in the computation of dilutive weighted average shares outstanding, because their exercise prices ranged from $144.83 per share to $167.96 per share during the nine months ended March 31, 2022, and were greater than the average market price of our common stock during the period then ended. These options were outstanding as of March 31, 2022 and expire at various dates through March 28, 2032.

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

Our effective tax rate was 14.6% and 17.6% during the three months ended March 31, 2022 and 2021, respectively, and 15.2% and 17.3% during the nine months ended March 31, 2022 and 2021, respectively. Our effective tax rate was lower in the three and nine months ended March 31, 2022 due to the higher FDII deduction taken this year compared to last year due to the timing of revenue recognition for tax purposes on multi-year software license agreements as the result of the change in income tax regulations.

We recognized income tax expense of $12.9 million and $13.3 million during the three months ended March 31, 2022 and 2021, respectively, and $31.7 million and $47.1 million during the nine months ended March 31, 2022 and 2021. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items and discrete tax items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

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

16. Commitments and Contingencies

Standby letters of credit for $2.2 million and $2.3 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2022 and June 30, 2021, respectively. The letters of credit expire at various dates through fiscal 2025.

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

The following table presents a summary of our reportable segments’ profits:

	Subscription and Software	Services and Other	Total
	(Dollars in Thousands)
Three Months Ended March 31, 2022
Segment revenue	$180,049	$7,704	$187,753
Segment expenses (1)	(67,930)	(8,373)	(76,303)
Segment profit (loss)	$112,119	$(669)	$111,450

Three Months Ended March 31, 2021
Segment revenue	$155,989	$6,737	$162,726
Segment expenses (1)	(63,878)	(8,396)	(72,274)
Segment profit (loss)	$92,111	$(1,659)	$90,452

Nine Months Ended March 31, 2022
Segment revenue	$473,862	$21,267	$495,129
Segment expenses (1)	(194,028)	(24,436)	(218,464)
Segment profit (loss)	$279,834	$(3,169)	$276,665

Nine Months Ended March 31, 2021
Segment revenue	$491,694	$19,721	$511,415
Segment expenses (1)	(173,593)	(24,911)	(198,504)
Segment profit (loss)	$318,101	$(5,190)	$312,911

(1) Our reportable segments’ operating expenses include expenses directly attributable to the segments. Segment expenses include selling and marketing and research and development expenses. Segment expenses do not include allocations of general and administrative expense; interest income; interest expense; and other (expense) income, net.

Reconciliation to Income before Income Taxes

The following table presents a reconciliation of total segment profit to income before income taxes for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(Dollars in Thousands)
Total segment profit for reportable segments	$111,450	$90,452	$276,665	$312,911
General and administrative expense	(30,694)	(21,553)	(87,542)	(60,389)
Interest income	8,287	8,410	25,646	26,383
Interest (expense)	(1,572)	(1,495)	(4,626)	(5,639)
Other (expense), net	522	(5)	(2,107)	(1,807)
Income before income taxes	$87,993	$75,809	$208,036	$271,459

18. Transaction Agreement with Emerson Electric Co.
On October 10, 2021, we entered into the Transaction Agreement with Emerson, Emerson Sub, New AspenTech, and Merger Subsidiary, pursuant to which, among other things, (i) Emerson will contribute $6,014,000,000 in cash to New AspenTech in exchange for New AspenTech common stock, (ii) Emerson Sub will contribute Emerson’s Open Systems International, Inc. and Geological Simulation Software businesses to New AspenTech in exchange for New AspenTech common stock, (iii) Merger Subsidiary will merge with and into AspenTech, with AspenTech being the surviving corporation (the “Surviving Corporation”) and becoming a wholly owned subsidiary of New AspenTech and (iv) as a result of the merger, each issued and outstanding share of our common stock (subject to certain exceptions) will be converted into the right to receive 0.42 shares of New AspenTech common stock and a per share cash consideration amount, calculated by dividing $6,014,000,000 by the number of outstanding shares of our common stock as of the closing of the transactions contemplated by the Transaction Agreement (the “Closing”) on a fully diluted basis, which per share cash consideration amount was estimated to be approximately $87.50 per share of our common stock.

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

The obligation of the parties to consummate the Transactions is subject to customary conditions, including, among other things, (i) the affirmative vote of the holders of a majority of our outstanding common stock, (ii) the approvals under applicable regulatory and competition laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (in each case, without the requirement to take actions that would be reasonably expected to materially and adversely affect Emerson and its subsidiaries or New AspenTech and its subsidiaries after giving effect of the Transactions), which approvals have been obtained and (iii) the effectiveness of the registration statement on Form S-4 filed by Emerson Sub with the SEC, which occurred on April 18, 2022, and the approval of the listing on Nasdaq of the shares of New AspenTech common stock to be issued in the Transactions.

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

All of the parties to the Transaction Agreement entered into an amendment to the Transaction Agreement on March 23, 2022 (“Amendment No. 1”). Amendment No. 1 amends Exhibit G to the Transaction Agreement, which is the form of the certificate of incorporation of New AspenTech following the closing of the Transactions, to clarify that the exclusive forum provision for certain types of stockholder claims does not apply to claims under the Securities Exchange Act of 1934. The foregoing description of Amendment No. 1 does not purport to be complete, and is qualified in its entirety by reference to the full text of Amendment No. 1 which is attached to this Form 10-Q as Exhibit 2.2 and is incorporated herein by reference.

We filed a definitive proxy statement on Schedule 14A on April 18, 2022, with respect to the special stockholder meeting to be held on May 16, 2022 for the approval of the Transactions, which contains detailed information relating to the Transaction Agreement and the Transactions as well as additional details of the process.

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

In addition, this Quarterly Report contains forward-looking statements regarding the pending Transactions with Emerson (each as defined below under “Transaction Agreement with Emerson Electric Co.”), including: statements regarding the expected timing and structure of the Transactions; the ability of the parties to complete the Transactions considering the various closing conditions; the expected benefits of the Transactions, such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; the competitive ability and position of New AspenTech (as defined below) following completion of the Transactions; legal, economic and regulatory conditions; and any assumptions underlying any of the foregoing.

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

Recent Events

Due to the COVID-19 pandemic, beginning in March 2020, there was a sudden decrease in demand for oil, compounded by the excess supply arising from producers’ failure to agree on production cuts, which resulted in a drop in oil prices. Our business was negatively impacted by these factors. Specifically, we saw a slowdown in closing customer contracts, a higher than pre-COVID customer attrition rate due to non-renewals and renewals at lower entitlement level and, to a lesser extent, a slowdown in customer payments. During fiscal year 2022, there has been a normalization of transaction closing cycles and customer payment timing. As of March 31, 2022, oil prices have fully recovered and surpassed pre-pandemic levels and our customers’ operations are now more normalized although some effects remain. We are continuing to assess the impact of these items on global markets and the various industries of our customers. The extent of the impact on our operational and financial performance going forward will depend on capital expenditure and operational expenditure budgetary cycles that are inherent in our customers’ procurement strategies, which are informed by oil prices and environmental factors such as COVID-19, all of which are uncertain and cannot be predicted. We are continuing to monitor the potential impacts related to the COVID-19 and uncertainty in the global markets on the various industries of our customers. These factors could potentially impact the signing of new agreements, as well as the recoverability of assets, including accounts receivable and contract costs.

Russia’s invasion of Ukraine on February 24, 2022 and the ongoing military conflict between Ukraine and Russia, exacerbated by sanctions and other regulatory measures imposed by the global community, have resulted in significant volatility in financial markets and depreciation of the Russian ruble and Ukrainian hryvnia, as well as in an increase in energy and commodity prices globally. We maintain operations in Russia and license software and provide related services to customers in Russia and Ukraine. While the conflict has not had a material impact on our financial results, we continue to evaluate the impact, if any, of the various sanctions and export control measures imposed by the United States and other governments on our ability to do business in Russia, maintain contracts with vendors and pay employees in Russia, receive payment from customers in Russia and Ukraine, and assess our operations for potential asset impairment. The outcome of these assessments will depend on how the conflict evolves and any further actions that may be taken by the United States, Russia, and other governments around the world. As a software company, there is no material impact to supply chain operations expected due to the conflict in Ukraine.

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

We filed a definitive proxy statement on Schedule 14A on April 18, 2022, with respect to the special stockholder meeting to be held on May 16, 2022 for the approval of the Transactions, which contains detailed information relating to the Transaction Agreement and the Transactions as well as additional details of the process.

For more detail about the transaction with Emerson, please see our Current Report on Form 8-K filed with the SEC on October 12, 2021 and Note 18 – Transaction Agreement with Emerson Electric Co. to our consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as the definitive proxy statement on Schedule 14A we filed referenced above.

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

Other Income and Expenses

Interest Income. Interest income is recorded for financing components under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) or Topic 606. When a contract includes a significant financing component, we generally receive the majority of the customer consideration after the recognition of a substantial portion of the arrangement fee as license revenue. As a result, we decrease the amount of revenue recognized and increase interest income by a corresponding amount.

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

As of March 31, 2022, approximately 85% of our term license agreements (by value) were denominated in U.S. dollars. For agreements denominated in other currencies, we use a fixed historical exchange rate to calculate annual spend in dollars rather than using current exchange rates, so that our calculation of growth in annual spend is not affected by fluctuations in foreign currencies.

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

We estimate that annual spend grew by approximately 2.4% during the third quarter of fiscal 2022, from $640.2 million at December 31, 2021 to $655.3 million at March 31, 2022 and by approximately 5.5% during the first nine months of fiscal 2022, from $621.3 million at June 30, 2021.

Total Contract Value

Total Contract Value, TCV, is the aggregate value of all payments received or to be received under all active term license agreements, including maintenance and escalation. TCV was $2.9 billion as of June 30, 2021. TCV is an annual metric.

Bookings

Bookings is the total value of customer term license contracts signed in the current period, less the value of such contracts signed in the current period where the initial licenses are not yet deemed delivered, plus term license contracts signed in a previous period for which the initial licenses are deemed delivered in the current period.

Bookings increased from $175.6 million during the three months ended March 31, 2021 to $207.0 million during the three months ended March 31, 2022. Bookings decreased from $548.8 million during the nine months ended March 31, 2021 to $516.7 million during the nine months ended March 31, 2022. The change in bookings is due to the timing of renewals.

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

Free cash flow is calculated as net cash provided by operating activities adjusted for the net impact of (a) purchases of property, equipment and leasehold improvements, (b) payments for capitalized computer software costs, and (c) other nonrecurring items, such as acquisition and integration planning related payments. Acquisition and integration planning related payments are costs we paid to effect a business combination. Those costs include: finders fees; advisory, legal, accounting and due diligence, valuation, and other professional or consulting fees; and costs of registering and issuing equity securities.

The following table provides a reconciliation of GAAP net cash provided by operating activities to free cash flow for the indicated periods:

	Nine Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Net cash provided by operating activities (GAAP)	$155,086	$172,949
Purchase of property, equipment, and leasehold improvements	(1,138)	(733)
Payments for capitalized computer software development costs	(361)	(895)
Acquisition and integration planning related payments	20,592	2,433
Free cash flow (non-GAAP)	$174,179	$173,754

Total free cash flow on a non-GAAP basis increased by $0.4 million during the nine months ended March 31, 2022 as compared to the same period of the prior fiscal year. The increase was primarily due to higher customer receipts and a decrease in tax payments, offset by an increase in supplier and compensation-related payments resulting from an increase in headcount. See additional commentary in the “Liquidity and Capital Resources” section below.

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

The following table presents our income from operations, as adjusted for stock-based compensation expense, amortization of intangible assets, and other items, such as the impact of acquisition and integration planning related fees, for the indicated periods:

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
GAAP income from operations	$80,756	$68,899	$11,857	17.2%	$189,123	$252,522	$(63,399)	(25.1)%
Plus:
Stock-based compensation	7,757	9,225	(1,468)	(15.9)%	25,713	24,589	1,124	4.6%
Amortization of intangibles	2,025	2,047	(22)	(1.1)%	6,102	5,657	445	7.9%
Acquisition and integration planning related fees	11,923	749	11,174	1,491.9%	29,066	3,133	25,933	827.7%
Non-GAAP income from operations	$102,461	$80,920	$21,541	26.6%	$250,004	$285,901	$(35,897)	(12.6)%

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2022 and 2021

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase / (Decrease) Change	Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	%	2022	2021	%
	(Dollars in Thousands)
Revenue:
License	$130,032	$110,104	18.1%	$327,247	$352,133	(7.1)%
Maintenance	50,017	45,885	9.0%	146,615	139,561	5.1%
Services and other	7,704	6,737	14.4%	21,267	19,721	7.8%
Total revenue	187,753	162,726	15.4%	495,129	511,415	(3.2)%
Cost of revenue:
License	489	2,485	(80.3)%	5,291	6,859	(22.9)%
Maintenance	4,760	5,174	(8.0)%	13,674	14,066	(2.8)%
Services and other	8,373	8,396	(0.3)%	24,436	24,911	(1.9)%
Total cost of revenue	13,622	16,055	(15.2)%	43,401	45,836	(5.3)%
Gross profit	174,131	146,671	18.7%	451,728	465,579	(3.0)%
Operating expenses:
Selling and marketing	33,977	30,345	12.0%	94,088	82,092	14.6%
Research and development	28,704	25,874	10.9%	80,975	70,576	14.7%
General and administrative	30,694	21,553	42.4%	87,542	60,389	45.0%
Total operating expenses	93,375	77,772	20.1%	262,605	213,057	23.3%
Income from operations	80,756	68,899	17.2%	189,123	252,522	(25.1)%
Interest income	8,287	8,410	(1.5)%	25,646	26,383	(2.8)%
Interest (expense)	(1,572)	(1,495)	5.2%	(4,626)	(5,639)	(18.0)%
Other income (expense), net	522	(5)	(10,540.0)%	(2,107)	(1,807)	16.6%
Income before income taxes	87,993	75,809	16.1%	208,036	271,459	(23.4)%
Provision for income taxes	12,870	13,314	(3.3)%	31,650	47,101	(32.8)%
Net income	$75,123	$62,495	20.2%	$176,386	$224,358	(21.4)%

The following table sets forth the results of operations as a percentage of total revenue for certain financial data for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(% of Revenue)
Revenue:
License	69.3%	67.7%	66.1%	68.9%
Maintenance	26.6	28.2	29.6	27.3
Services and other	4.1	4.1	4.3	3.9
Total revenue	100.0	100.0	100.0	100.1
Cost of revenue:
License	0.3	1.5	1.1	1.3
Maintenance	2.5	3.2	2.8	2.8
Services and other	4.5	5.2	4.9	4.9
Total cost of revenue	7.3	9.9	8.8	9.0
Gross profit	92.7	90.1	91.2	91.0
Operating expenses:
Selling and marketing	18.1	18.6	19.0	16.1
Research and development	15.3	15.9	16.4	13.8
General and administrative	16.3	13.2	17.7	11.8
Total operating expenses	49.7	47.8	53.0	41.7
Income from operations	43.0	42.3	38.2	49.4
Interest income	4.4	5.2	5.2	5.2
Interest (expense)	(0.8)	(0.9)	(0.9)	(1.1)
Other income (expense), net	0.3	—	(0.4)	(0.4)
Income before income taxes	46.9	46.6	42.0	53.1
Provision for income taxes	6.9	8.2	6.4	9.2
Net income	40.0%	38.4%	35.6%	43.9%

Revenue

Total revenue increased by $25.0 million during the three months ended March 31, 2022 as compared to the corresponding period of the prior fiscal year. The increase of $25.0 million during the three months ended March 31, 2022 was comprised of an increase in license revenue of $19.9 million, an increase in maintenance revenue of $4.1 million, and an increase in services and other revenue of $1.0 million, as compared to the corresponding period of the prior fiscal year.

Total revenue decreased by $16.3 million during the nine months ended March 31, 2022 as compared to the corresponding period of the prior fiscal year. The decrease of $16.3 million during the nine months ended March 31, 2022 was comprised of a decrease in license revenue of $24.9 million, offset in part by an increase in maintenance revenue of $7.1 million, and an increase in services and other revenue of $1.5 million, as compared to the corresponding period of the prior fiscal year.

License Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
License revenue	$130,032	$110,104	$19,928	18.1%	$327,247	$352,133	$(24,886)	(7.1)%
As a percent of total revenue	69.3%	67.7%			66.1%	68.9%

The period-over-period increase of $19.9 million in license revenue during the three months ended March 31, 2022 was primarily attributable to increases in bookings driven by the timing of renewals. The period-over-period decrease of $24.9 million in license revenue during the nine months ended March 31, 2022 was primarily attributable to decreases in bookings driven by the timing of renewals.

Maintenance Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Maintenance revenue	$50,017	$45,885	$4,132	9.0%	$146,615	$139,561	$7,054	5.1%
As a percent of total revenue	26.6%	28.2%			29.6%	27.3%

We expect maintenance revenue to increase as a result of: (i) having a larger base of arrangements recognized on a ratable basis; (ii) increased customer usage of our software; (iii) adding new customers; and (iv) escalating annual payments.

The period-over-period increases of $4.1 million and $7.1 million in maintenance revenue during the three and nine months ended March 31, 2022, respectively, were primarily due to growth of our base of arrangements, which include maintenance, being recognized on a ratable basis.

Services and Other Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Services and other revenue	$7,704	$6,737	$967	14.4%	$21,267	$19,721	$1,546	7.8%
As a percent of total revenue	4.1%	4.1%			4.3%	3.9%

We recognize professional services revenue for our time-and-materials, or T&M, contracts based upon hours worked and contractually agreed-upon hourly rates. Revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Services and other revenue increased $1.0 million and $1.5 million during the three and nine months ended March 31, 2022, respectively, as compared to the corresponding period of the prior fiscal year primarily due to the timing and volume of professional services engagements.

Cost of Revenue

Cost of License Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Cost of license revenue	$489	$2,485	$(1,996)	(80.3)%	$5,291	$6,859	$(1,568)	(22.9)%
As a percent of license revenue	0.4%	2.3%			1.6%	1.9%

Cost of license revenue decreased $2.0 million and $1.6 million for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding period of the prior fiscal year, primarily due to a decrease in royalty expenses. License gross profit margin increased to 99.6% from 97.7% for the three months ended March 31, 2022 and 2021, respectively, and to 98.4% from 98.1% for the nine months ended March 31, 2022 and 2021, respectively due to lower cost of license revenue.

Cost of Maintenance Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Cost of maintenance revenue	$4,760	$5,174	$(414)	(8.0)%	$13,674	$14,066	$(392)	(2.8)%
As a percent of maintenance revenue	9.5%	11.3%			9.3%	10.1%

Cost of maintenance revenue remained consistent for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding period of the prior fiscal year. Maintenance gross profit margin increased for the three and nine months ended March 31, 2022 and 2021, respectively, due to higher maintenance revenue.

Cost of Services and Other Revenue

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Cost of services and other revenue	$8,373	$8,396	$(23)	(0.3)%	$24,436	$24,911	$(475)	(1.9)%
As a percent of services and other revenue	108.7%	124.6%			114.9%	126.3%

The timing of revenue and expense recognition on professional service arrangements can impact the comparability of cost and gross profit margin of professional services revenue from year to year. For example, revenue from fixed-price engagements is recognized using the proportional performance method based on the ratio of costs incurred to the total estimated project costs.

Cost of services and other revenue remained consistent for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding period of the prior fiscal year. Gross profit margin on services and other revenue was (8.7)% and (24.6)% for the three months ended March 31, 2022 and 2021, respectively, and (14.9)% and (26.3)% for the nine months ended March 31, 2022 and 2021, respectively. The improved gross profit margin on services and other for the three and nine months ended March 31, 2022, as compared to the same periods of the prior fiscal year, was a function of an increase in services and other revenues attributable to increased training services and a decrease in cost of services and other expenses.

Gross Profit

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Gross profit	$174,131	$146,671	$27,460	18.7%	$451,728	$465,579	$(13,851)	(3.0)%
As a percent of revenue	92.7%	90.1%			91.2%	91.0%

For further discussion of subscription and software gross profit and services and other gross profit, please refer to the “Cost of License Revenue,” “Cost of Maintenance Revenue,” and “Cost of Services and Other Revenue” sections above.

Gross profit increased by $27.5 million and decreased by $13.9 million for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding period of the prior fiscal year. Gross profit margin increased to 92.7% from 90.1% for the three months ended March 31, 2022 and 2021, respectively, and increased to 91.2% from 91.0% for the nine months ended March 31, 2022 and 2021, respectively. The increase for the three months ended March 31, 2022 was primarily attributable to an increase in license revenue due to an increase in bookings driven by the timing of renewals during the three months ended March 31, 2022, as compared to the same periods last year, while costs decreased. The decrease for the nine months ended March 31, 2022 was primarily attributable to a decrease in license revenue, partially offset by increases in maintenance and service and other revenues and decreases in cost of license revenue.

Operating Expenses

Selling and Marketing Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Selling and marketing expense	$33,977	$30,345	$3,632	12.0%	$94,088	$82,092	$11,996	14.6%
As a percent of total revenue	18.1%	18.6%			19.0%	16.1%

The period-over-period increase of $3.6 million in selling and marketing expense during the three months ended March 31, 2022 was attributable to higher compensation costs of $1.7 million related to salaries, benefits, and bonuses as a result of increased headcount, and greater acquisition and integration planning related expenses of $1.5 million.

The period-over-period increase of $12.0 million in selling and marketing expense during the nine month ended March 31, 2022 was attributable to higher compensation costs of $4.9 million related to salaries, benefits, and bonuses due to an increase in headcount, greater acquisition and integration planning related expenses of $2.8 million, greater commission expense of $1.2 million, increased travel expenses of $1.0 million, increased stock-based compensation expense of $0.7 million, and greater marketing costs of $0.4 million.

Research and Development Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Research and development expense	$28,704	$25,874	$2,830	10.9%	$80,975	$70,576	$10,399	14.7%
As a percent of total revenue	15.3%	15.9%			16.4%	13.8%

The period-over-period increase of $2.8 million in research and development expense during the three months ended March 31, 2022 was primarily attributable to higher compensation costs of $2.3 million related to salaries, benefits, and bonuses as a result of increased headcount, and higher capitalized software development costs of $0.4 million in the prior fiscal year period, offset in part by a reduction on stock-based compensation expense of $0.6 million.

The period-over-period increase of $10.4 million in research and development expense during the nine months ended March 31, 2022 was primarily attributable to higher compensation costs of $7.1 million related to salaries, benefits, and bonuses as a result of increased headcount, greater information services allocated expenses of $1.8 million, and higher capitalized software development costs of $0.7 million in the prior fiscal year period.

General and Administrative Expense

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
General and administrative expense	$30,694	$21,553	$9,141	42.4%	$87,542	$60,389	$27,153	45.0%
As a percent of total revenue	16.3%	13.2%			17.7%	11.8%

The period-over-period increase of $9.1 million in general and administrative expense during the three months ended March 31, 2022 was attributable to an increase in acquisition and integration planning related expenses of $9.7 million, higher compensation costs of $1.3 million related to salaries, benefits, and bonuses as a result of increased headcount, offset in part by a reduction in information services allocation costs of $1.5 million.

The period over period increase of $27.2 million in general and administrative expense during the nine months ended March 31, 2022 was attributable to acquisition and integration planning related expenses of $23.0 million, higher stock-based costs expenses of $2.2 million, and higher hardware, software, and maintenance expenses of $2.2 million.

Non-Operating Income (Expense)

Interest Income

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Interest income	$8,287	$8,410	$(123)	(1.5)%	$25,646	$26,383	$(737)	(2.8)%
As a percent of total revenue	4.4%	5.2%			5.2%	5.2%

Interest income remained consistent for the three and nine months ended March 31, 2022.

Interest (Expense)

	Three Months Ended March 31,		(Increase) / Decrease Change		Nine Months Ended March 31,		(Increase) / Decrease Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Interest (expense)	$(1,572)	$(1,495)	$(77)	5.2%	$(4,626)	$(5,639)	$1,013	(18.0)%
As a percent of total revenue	(0.8)%	(0.9)%			(0.9)%	(1.1)%

Interest (expense) remained consistent for the three months ended March 31, 2022. Interest (expense) decreased $1.0 million during the nine months ended March 31, 2022, due to a lower outstanding borrowing balance as a result of paying off our revolving credit facility in December 2020.

Other Income (Expense), Net

	Three Months Ended March 31,		(Increase) / Decrease Change		Nine Months Ended March 31,		(Increase) / Decrease Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Other income (expense), net	$522	$(5)	$527	(10,540.0)%	$(2,107)	$(1,807)	$(300)	16.6%
As a percent of total revenue	0.3%	—%			(0.4)%	(0.4)%

Other income (expense), net is comprised primarily of unrealized and realized foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities.

During the three months ended March 31, 2022 and 2021, other income (expense), net was primarily comprised of $0.4 million of equity income from equity method investments and $(0.1) million of foreign currency exchange (losses), respectively.

During the nine months ended March 31, 2022 and 2021 other income (expense), net was primarily comprised of $(2.2) million and $(2.0) million of foreign currency exchange (losses), respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Increase / (Decrease) Change		Nine Months Ended March 31,		Increase / (Decrease) Change
	2022	2021	$	%	2022	2021	$	%
	(Dollars in Thousands)
Provision for income taxes	$12,870	$13,314	$(444)	(3.3)%	$31,650	$47,101	$(15,451)	(32.8)%
Effective tax rate	14.6%	17.6%			15.2%	17.3%

The effective tax rate for the periods presented is primarily the result of income earned in the U.S. taxed at U.S. federal and state statutory income tax rates, income earned in foreign tax jurisdictions taxed at the applicable rates, as well as the impact of permanent differences between book and tax income, primarily the Foreign Derived Intangible Income, or FDII, deduction. Assuming certain requirements are met, the FDII deduction is a benefit for U.S. companies that sell their products or services to customers outside the U.S.

Our effective tax rate was 14.6% and 17.6% during the three months ended March 31, 2022 and 2021, respectively, and 15.2% and 17.3% during the nine months ended March 31, 2022 and 2021, respectively. Our effective tax rate was lower in the three and nine months ended March 31, 2022 due to the higher FDII deduction taken this year compared to last year due to the timing of revenue recognition for tax purposes on multi-year software license agreements as the result of the change in income tax regulations.

We recognized income tax expense of $12.9 million and $13.3 million during the three months ended March 31, 2022 and 2021, respectively, and $31.7 million and $47.1 million during the nine months ended March 31, 2022 and 2021, respectively. Our income tax expense was driven primarily by pre-tax profitability in our domestic and foreign operations and the impact of permanent items and discrete tax items. The permanent items are predominantly the FDII deduction, stock-based compensation expense and tax credits for research expenditures.

Liquidity and Capital Resources

Resources

In recent years, we have financed our operations with cash generated from operating activities. As of March 31, 2022, our principal capital resources consisted of $285.2 million in cash and cash equivalents.

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

Credit Agreement

In December 2019, we entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, Silicon Valley Bank, as joint lead arranger, joint bookrunner and syndication agent, and the lenders and co-documentation agents named therein, which we refer to as the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, which amends and restates the Credit Agreement we entered into as of February 26, 2016 with the same lenders, provides for a $200.0 million secured revolving credit facility and a $320.0 million secured term loan facility. The indebtedness under the revolving credit facility matures on December 23, 2024. Prior to the maturity of the Amended and Restated Credit Agreement, any amounts borrowed under the revolving credit facility may be repaid and, subject to the terms and conditions of the Amended and Restated Credit Agreement, borrowed again in whole or in part without penalty.

On December 14, 2021, we and JPMorgan Chase Bank, N.A., as administrative agent, entered into the Waiver and Second Amendment to the Amended and Restated Credit Agreement dated as of December 23, 2019, which we refers to as the Waiver and Amendment. The Waiver and Amendment amends the Amended and Restated Credit Agreement to (i) permanently waive the specified event of default resulting from the consummation of the Transactions under the Transaction Agreement with Emerson, Emerson Sub, New AspenTech, and Merger Subsidiary; (ii) permanently waive a possible change of fiscal year event of default in the future if we change the end of our fiscal year; (iii) establish a benchmark replacement for each affected currency due to the 2021 LIBOR cessation; (iv) make New AspenTech a loan party and guarantor of the Amended and Restated Credit Agreement, if and when the Transactions are consummated. The waivers and New AspenTech accession would become effective upon the consummation of the Transactions. The benchmark amendments became effective as of the effective date of the Waiver and Amendment.

As of March 31, 2022, our current borrowings of $26.0 million consisted of the term loan facility. Our non-current borrowings of $253.4 million consisted of $256.0 million of our term loan facility, net of $2.6 million in debt issuance costs. As of June 30, 2021, our current borrowings of $20.0 million consisted of the term loan facility. As of June 30, 2021, our non-current borrowings of $273.2 million consisted of $276.0 million of our term facility, net of $2.8 million in debt issuance costs.

For a more detailed description of the Amended and Restated Credit Agreement, see Note 11, “Credit Agreement”, to our Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Cash Equivalents and Cash Flows

Our cash equivalents remained consistent at $1.0 million as of March 31, 2022 and June 30, 2021, consisted of money market funds. The objective of our investment policy is to manage our cash and investments to preserve principal and maintain liquidity.

The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Cash flow provided by (used in):
Operating activities	$155,086	$172,949
Investing activities	(2,116)	(18,826)
Financing activities	(246,398)	(125,393)
Effect of exchange rate changes on cash and cash equivalents	(1,208)	573
(Decrease) increase in cash and cash equivalents	$(94,636)	$29,303

Operating Activities

Our primary source of cash is from the annual installments associated with our software license arrangements and related software support services, and to a lesser extent from professional services and training. We believe that cash inflows from our term license business will grow as we benefit from the continued growth of our portfolio of term license contracts.

Cash from operating activities provided $155.1 million during the nine months ended March 31, 2022. This amount resulted from net income of $176.4 million, adjusted for net uses of cash of $(15.3) million and non-cash items of $(6.0) million related to changes in working capital.

Non-cash items during the nine months ended March 31, 2022 consisted primarily of a reduction in deferred income taxes of $53.5 million, partially offset by stock-based compensation expense of $25.7 million, depreciation and amortization expense of $8.2 million, a reduction in the carrying amount of right-of-use assets of $7.6 million, a provision for receivables of $2.3 million, and net foreign currency losses of $2.2 million. A $53.5 million decrease in deferred income taxes was mainly because of the adjustment resulting from tax accounting method changes related to revenue recognition associated with our multi-year software licenses as a result of the change in income tax regulations.

Cash used by working capital of $15.3 million during the nine months ended March 31, 2022 was primarily attributable to an increase in cash used in contract assets of $49.7 million and a decrease in lease liabilities of $7.9 million, partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $36.0 million, an increase in prepaid expenses, taxes and other assets of $12.1 million, an increase in deferred revenue of $5.4 million, and an increase in accounts receivable of $0.8 million. A $36.0 million increase in accounts payable, accrued expenses and other current liabilities was mainly comprised of a $30.2 million increase in income taxes payable.

Investing Activities

During the nine months ended March 31, 2022, we used $2.1 million of cash for investing activities. We used $1.1 million for capital expenditures, $0.6 million for equity method investments, and $0.4 million for capitalized computer software costs.

Financing Activities

During the nine months ended March 31, 2022, we used $246.4 million of cash for financing activities. This amount resulted from $234.0 million of cash used for the repurchase of common stock, $14.0 million of cash used for maturities of amounts borrowed under our term loan facility, and $12.7 million of cash used for withholding taxes on vested and settled restricted stock units, offset in part by $15.9 million for cash provided by the exercise of employee stock options.

Contractual Obligations

Standby letters of credit for $2.2 million and $2.3 million secured our performance on professional services contracts, certain facility leases and potential liabilities as of March 31, 2022 and June 30, 2021, respectively. The letters of credit expire at various dates through fiscal 2025.

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

Foreign Currency Risk

During the three months ended March 31, 2022 and 2021, 21.5% and 14.6% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. During the nine months ended March 31, 2022 and 2021, 15.2% and 11.4% of our total revenue was denominated in a currency other than the U.S. dollar, respectively. In addition, certain of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during the three and nine months ended March 31, 2022 and 2021. Currently, our largest exposures to foreign exchange rates exist primarily with the Euro, Pound Sterling, Canadian Dollar, Japanese Yen, and Russian Ruble against the U.S. dollar.

We recorded $0.1 million and $(0.1) million of net foreign currency exchange gains (losses) during the three months ended March 31, 2022 and 2021, respectively, and $(2.2) million and $(2.0) million of net foreign currency exchange (losses) during the nine months ended March 31, 2022 and 2021, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our entities. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $3.9 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively, and by approximately $8.6 million and $5.2 million during the nine months ended March 31, 2022 and 2021, respectively.

Interest Rate Risk

We place our investments in money market instruments. Our analysis of our investment portfolio and interest rates at March 31, 2022 indicated that a hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on the fair value of our investment portfolio determined in accordance with an income-based approach utilizing portfolio future cash flows discounted at the appropriate rates.

As of March 31, 2022, we had current borrowings of $26.0 million and non-current borrowings of $253.4 million on our term loan facility. Our non-current borrowings of $253.4 million consist of $256.0 million of our term loan facility, net of $2.6 million in unamortized debt issuance costs.

As of June 30, 2021, our current borrowings of $20.0 million consisted of the term loan facility under the Amended and Restated Credit Agreement. Our non-current borrowings of $273.2 million consisted of $276.0 million under our term loan facility, net of $2.8 million in debt issuance costs. A hypothetical 10% increase or decrease in interest rates paid on outstanding borrowings under the Amended and Restated Credit Agreement would not have a material impact on our financial position, results of operations or cash flows.

Investment Risk

During fiscal 2020, we entered into a limited partnership investment fund agreement. The primary objective of this partnership is investing in equity and equity-related securities (including convertible debt) of venture growth- stage businesses. We account for the investment in accordance with Topic 323, Investments - Equity Method and Joint Ventures. Our total commitment under this partnership is $5.0 million CAD ($3.9 million). Under the conditions of the equity method investment, unfavorable future changes in market conditions could lead to a potential loss up to the full value of our 5.0 million CAD ($3.9 million) commitment. As of March 31, 2022, the fair value of this investment is $3.0 million CAD ($2.3 million), representing our payment towards the total commitment, and is recorded in non-current assets in our consolidated balance sheet.

Item 4.   Controls and Procedures.

a)    Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)    Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Risks Related to Our Operations

The majority of our revenue is attributable to operations outside the United States, and our operating results therefore may be materially affected by the economic, political, military, regulatory and other risks of foreign operations or of transacting business with customers outside the United States, including in Russia and Ukraine.

As of March 31, 2022, we operated in 35 countries. We sell our products primarily through a direct sales force located throughout the world. In the event that we are unable to adequately staff and maintain our foreign operations, we could face difficulties managing our international operations.

Customers outside the United States accounted for the majority of our total revenue during the three and nine months ended March 31, 2022 and March 31, 2021. We anticipate that revenue from customers outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. Our operating results attributable to operations outside the United States are subject to additional risks, including:

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

In addition, the ongoing conflict in Ukraine could adversely impact our business, financial position, cash flows and results of operations in the region which may in turn adversely impact our overall business, financial position, cash flows and results of operations. We maintain operations in Russia and license software and provide related services to customers in Russia and Ukraine. While the conflict has not had a material impact on our financial results, we continue to evaluate the impact, if any, of the various sanctions and export control measures imposed by the United States and other governments on our ability to do business in Russia, maintain contracts with vendors and pay employees in Russia, receive payment from customers in Russia and Ukraine, and assess our operations for potential asset impairment. The outcome of these assessments will depend on how the conflict evolves and any further actions that may be taken by the United States, Russia, and other governments around the world. As a software company, there is no material impact to supply chain operations expected due to the conflict in Ukraine.

If the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend operations in the region or, should the conflict worsen, we may voluntarily elect to do so. Any disruption to, or suspension of, the business and operations in Russia would result in the loss of revenues from the business in Russia. In addition, as a result of the risk of collectability of receivables from our customers in Russia, we may be required to adjust our accounting practices relating to revenue recognition in this region, with the result that we may not be able to recognize revenue until there is no significant risk of revenue reversal. We may also suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries.

While the precise effects of the ongoing military conflict and sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets and depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, as well as in an increase in energy and commodity prices globally. Should the conflict continue or escalate, there may be various economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts to the global economy, financial markets, inflation, interest rates and unemployment, among others, could adversely impact economic and financial conditions, and may disrupt the global economy’s ongoing recovery following the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects. As a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally.

A protracted conflict between Ukraine and Russia, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU, Canada and others, as well as restrictions imposed by Russia, and the above-mentioned adverse effect on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

Our software research and development initiatives, our customer relationships, and our customers’ operations could be compromised if the security of our information technology is breached as a result of a cyberattack. This could have a material adverse effect on our business, operating results and financial condition, and could impact our competitive position.

We devote significant resources to continually updating our software and developing new products, and our financial performance is dependent in part upon our ability to bring new products and services to market. Our customers use our software to optimize their manufacturing processes and manage asset performance, and they rely on us to provide updates and releases as part of our software maintenance and support services, and to provide remote on-line troubleshooting support. The security of our information technology environment is therefore important to our research and development initiatives, and an important consideration in our customers’ purchasing decisions. We maintain cybersecurity policies and procedures, including employee training, to manage risk to our information systems, and we continually evaluate and adapt our systems and processes to mitigate evolving cybersecurity threats, including the increase in ransomware attacks. Our policy is to follow the appropriate cybersecurity framework to manage and reduce cybersecurity risk. We may incur additional costs to maintain appropriate cybersecurity protections in response to evolving cybersecurity threats, and we may not be able to safeguard against all data security breaches or misuses of data. If the security of our systems is impaired, or if our systems are infiltrated by unauthorized persons, our development initiatives might be disrupted, we might be unable to provide service, and our customers and their operations may be subject to cyberattacks and resulting business disruptions and financial losses. Our customer relationships might deteriorate, our reputation in the industry could be impacted, and we could be subject to liability claims. This could reduce our revenues, and expose us to significant costs to detect, correct and avoid recurrences of any breach of security and to defend any claims against us. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.

In addition, there may be an increased risk of cyberattacks by state actors due to the current conflict between Russia and Ukraine. Any increase in such attacks on us or our systems could adversely affect our network systems or other operations. Although we maintain cybersecurity policies and procedures to manage risk to our information systems, continuously adapt our systems and processes to mitigate such threats, and plan to enhance our protections against such attacks, we may not be able to address these cybersecurity threats proactively or implement adequate preventative measures and there can be no assurance that we will promptly detect and address any such disruption or security breach, if at all.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by us during the three months ended March 31, 2022 of shares of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)

January 1 to 31, 2022	101,444	$148.72	101,444
February 1 to 28, 2022	—	$—	—
March 1 to 31, 2022	—	$—	—
Total	101,444	$—	101,444	$70,309,854

(1)     As of March 31, 2022, the total number of shares of common stock repurchased under all programs approved by the Board of Directors was 38,238,125.

(2)     The total average price paid per share is calculated as the total amount paid for the repurchase of our common stock divided by the total number of shares repurchased.

(3)     On June 4, 2021, our Board of Directors approved a new share repurchase program for up to $300.0 million worth of our common stock.

(4)   As of March 31, 2022, the total remaining value under the New Share Repurchase Program was approximately $70.3 million.

Item 6.   Exhibits.

Exhibit Number	Description
2.2
Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of March 23, 2022, among Aspen Technology, Inc., Emerson Electric Co., EMR Worldwide Inc., Emersub CX, Inc. and Emersub CXI, Inc.

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

Aspen Technology, Inc.

Date: April 27, 2022	By:	/s/ ANTONIO J. PIETRI
Antonio J. Pietri
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2022	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)